Form 10-Q
period 1995-07-31
ASHWORTH INC
filed 1995-09-13
CIK 820774

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/ x /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JULY 31, 1995

                                      OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

                          Commission File No. 0-18553


                                ASHWORTH, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                               84-1052000
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification no.)


  2791 LOKER AVENUE WEST, CARLSBAD, CA                 92008
(Address of principal executive offices)             (Zip code)

(Registrant's telephone no. including area code)   (619) 438-6610


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days, Yes   X    No  _____
                                       -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                Outstanding at AUGUST 31, 1995

Common Stock, $0.001 Par Value             11,881,929

                                     INDEX

                                                     PAGE
                                                     ----

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEET                                 1

           STATEMENTS OF OPERATIONS                      2

           STATEMENTS OF CASH FLOWS                      3

           NOTES TO FINANCIAL STATEMENTS               4-5

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                               6-8

PART II - OTHER INFORMATION                              9

SIGNATURE                                               10

ASHWORTH, INC
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     July 31            October 31
                                                      1995                1994
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                     $ 1,239,645            $ 5,344,244
   Accounts receivable -  Trade                   18,425,508              8,697,118
   Accounts receivable -  Other                      584,320                706,995
   Inventories                                    22,648,683             18,891,063
   Deferred income tax benefit                       772,978                 69,222
   Other current assets                            1,818,987                904,497
                                                 -----------            -----------
     Total current assets                         45,490,121             34,613,139

PROPERTY AND EQUIPMENT                            13,376,045             11,772,888
   Less accumulated depreciation                  (3,830,169)            (2,545,261)
                                                 -----------            -----------
                                                   9,545,876              9,227,627

CAPITAL LEASES                                     3,562,446              3,538,376
   Less accumulated amortization                  (1,304,975)            (1,032,665)
                                                 -----------            -----------
                                                   2,257,471              2,505,711

OTHER ASSETS                                       1,011,769                972,669
                                                 -----------            -----------
                                                 $58,305,237            $47,319,146
                                                 ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Notes payable                                 $ 5,725,000            $         0
   Current portion of long-term debt               1,534,039              1,445,500
   Accounts payable - trade                        4,571,294              6,037,529
   Income tax payable                              1,155,697                 24,364
   Accrued salaries and commissions                1,263,273                757,949
   Accrued liabilities - other                     1,163,981                354,326
                                                  ----------            -----------
     Total current liabilities                    15,413,284              8,619,668

LONG-TERM DEBT, less current portion               5,394,639              5,773,504

STOCKHOLDERS' EQUITY
   Common stock                                       11,882                 11,575
   Capital in excess of par value                 22,437,184             21,085,858
   Retained earnings                              15,221,637             12,039,991
   Deferred compensation                            (173,389)              (211,450)
                                                 -----------            -----------
     Total stockholders' equity                   37,497,314             32,925,974
                                                 -----------            -----------
                                                 $58,305,237            $47,319,146
                                                 ===========            ===========


ASHWORTH, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Three months ended July 31       Nine months ended July 31
                                                                1995            1994             1995           1994

Net sales                                                    $20,385,985     $16,959,106     $61,415,534     $49,268,714

Cost of sales                                                 12,764,800       9,694,887      39,261,421      29,153,965
                                                             -----------     -----------     -----------     -----------
 Gross Profit                                                  7,621,185       7,264,219      22,154,113      20,114,749

Selling, general and administrative expenses                   5,960,483       4,593,945      15,709,794      11,972,662
                                                             -----------     -----------     -----------     -----------
 Operating Profit                                              1,660,702       2,670,274       6,444,319       8,142,087

Other income (expense):
 Interest income                                                  12,428          18,925          40,662          51,778
 Interest expense                                               (322,142)       (152,910)       (797,835)       (444,704)
 Other income (expense)                                          (13,146)         28,361         (18,086)         72,030
                                                             -----------     -----------     -----------     -----------
 Total other income (expense)                                   (322,860)       (105,624)       (775,259)       (320,896)

  Net Profit before income tax                                 1,337,842       2,564,650       5,669,060       7,821,191

  Income tax provision                                           529,625       1,036,996       2,244,774       3,093,960
                                                             -----------     -----------     -----------     -----------
  Net Earnings                                               $   808,217     $ 1,527,654     $ 3,424,286     $ 4,727,231
                                                             ===========     ===========     ===========     ===========

Earnings per Common and Common share equivalent:
 Primary:
  Weighted average shares outstanding                         12,235,566      12,149,443      12,137,042      12,220,505
  Net earnings per share                                           $0.07           $0.13           $0.28           $0.39

 Fully diluted:
  Weighted average shares outstanding                         12,236,827      12,185,444      12,109,560      12,220,505
  Net earnings per share                                           $0.07           $0.13           $0.28           $0.39



ASHWORTH, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Nine months ended July 31
                                                          1995            1994
Cash flows from operating activities:

 Net cash used for operating activities                ($8,812,347)    ($2,695,929)

Cash flows from investing activities:
 Purchases of property and equipment                    (1,599,774)     (6,346,208)
 Purchase of Golf Wholesale, U.K.                                0        (222,930)
 Proceeds from sale of equipment                             2,800          14,100
                                                       -----------     -----------
 Net cash used for investing activities                 (1,596,974)     (6,555,038)

Cash flows from financing activities:

 Proceeds from issuance of common stock                    964,355         976,832
 Proceeds from revolving line of credit                 10,775,000       4,195,000
 Principal payments on revolving line of credit         (5,050,000)     (4,195,000)
 Proceeds from long-term borrowings                        713,323       4,170,190
 Principal payments on long-term debt                     (569,229)       (363,812)
 Principal payments on capital lease obligations          (528,727)       (484,071)
                                                       -----------     -----------
 Net cash provided by financing activities               6,304,722       4,299,139

Net increase (decrease) in cash and
 cash equivalents during the period                     (4,104,599)     (4,951,828)

Cash and cash equivalents at beginning
 of the period                                           5,344,244       7,700,777
                                                       -----------     -----------
Cash and cash equivalents at end of the period         $ 1,239,645     $ 2,748,949
                                                       ===========     ===========


                                 ASHWORTH, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995

     NOTE 1 In the opinion of management, the unaudited financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of July 31, 1995; the results of operations for the three and nine months ended July 31, 1995 and 1994; and cash flows for the nine months ended July 31, 1995 and 1994, in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1994.

    NOTE 2 Inventories consisted of the following at July 31, 1995, and October 31, 1994.

                                             July 31                     October 31
                                              1995                          1994
                                           -----------                  -----------
Raw material                                $ 4,383,512                  $ 5,767,455

Work in process                               2,218,721                    1,668,014

Finished goods                               16,046,450                   11,455,594
                                            -----------                  -----------
                                            $22,648,683                  $18,891,063
                                            -----------                  -----------


     NOTE 3 The Notes Payable balance of $5,725,000 reflects the amount outstanding on the Company's bank line of credit. (See "Financial Condition.")

     NOTE 4 During the nine-month period, long term debt and the current portion of long term debt decreased by $290,326. The Company entered into a new capital equipment finance agreement for $807,629 and principal repayments on equipment finance agreements and capital leases were $1,097,955.

     NOTE 5 Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the conversion of the outstanding dilutive options, all of which are considered to be Common Stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's Common Stock.

     NOTE 6 During the nine months ended July 31, 1995, the Company purchased and immediately retired 67,300 shares of its Common Stock from two officers and one stockholder. The shares were purchased at the last trade price of a 100-share lot of the Common Stock on the NASDAQ National Market System on the last trading day preceding the date of the transactions. The cost to the Company was $585,112, and the proceeds were used to pay the exercise price of stock options exercised by the two officers and to repay a loan owing by the stockholder. Following these transactions, share capital and additional paid-in capital were reduced by $342,472 and retained earnings reduced by $242,640.

                                    PART I.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated Sales for the quarter were $20.4 million, an increase of 20% over sales of $17.0 million for the same period in 1994. The increase was primarily due to increased sales volume. Sales in the Company's four main areas of business were as follows:


                          JUL QTR 95    JUL QTR 94    CHANGE
                          -----------   -----------   -------

Domestic golfwear         $13,356,624   $12,565,744     +  6%
Foreign sales               4,769,777     3,048,671     + 56%
Ashworth Harry Logan          723,230       337,615     +114%
Outlet stores               1,536,354     1,007,076     + 53%
                          -----------   -----------

Total sales               $20,385,985   $16,959,106     + 20%
                          -----------   -----------

     Domestic sales of Ashworth golfwear in the quarter were as follows:


Apparel                   $12,071,064    $11,602,634        + 4%
Shoes*                        622,218              0        n/c
Hats                          663,342        963,110        -31%
                          -----------    -----------
                          $13,356,624    $12,565,744        + 6%
                          -----------    -----------

*Shipments of shoes commenced in January 1995.

     Foreign sales in the quarter were:


Sales to International
 Distributors             $ 4,597,164    $ 3,171,199        + 45%
Inter-company sales          (632,289)      (595,192)       +  6%
Ashworth U.K., Ltd            804,902        472,664        + 70%
                          -----------    -----------

                          $ 4,769,777    $ 3,048,671        + 56%
                          -----------    -----------

     Sales for the nine months increased by 25% to $61,415,534 from $49,268,714 for the same period in fiscal 1994.

     Gross margin for the quarter was 37.4% of net sales after an inventory reserve increase of $500,000. Without the inventory reserve increase, the gross margin would have been 39.8% compared to 42.8% for the third quarter of fiscal 1994, which gross margin was reported in the Company's 10-Q for that quarter as being higher than expected trends.

     Gross margin for the nine months ended July 31, 1995 was 36.1% compared to 40.8% for the same period in 1994. During the nine months ended July 31, 1995, inventory reserve was increased by a total of $2,300,000, absent which, the gross margin for the period would have been 39.8%. The increase in lower margin international and outlet store sales as a percentage of total sales contributed to the decrease in the overall gross margin.

     Absent the increase in inventory reserve, the third quarter (39.8%) and year to date (39.8%) gross margins are comparable to fiscal year 1994 gross margin of 39.3%.

     Selling, general and administrative expenses increased to 29.2% of net sales in the quarter compared to 27.1% for the third quarter in 1994. The SG&A expenses for the nine months ended July 31, 1995 were 25.6% of net sales compared to 24.3% for the comparable period in fiscal 1994. The increases are attributable to lower than expected sales due to late delivery of product caused primarily by the conversion to a new MIS software package; increased expenses in completing the software conversion; continued development of the Ashworth Harry Logan line; the extension of Ernie Els' promotion agreement; and the costs of opening two additional factory outlet stores. Absent the impact of these items, SG&A expenses as a percentage of sales for the third quarter and the nine month period would have been 25.4% and 23.3%, respectively.

     Other income (expense) shows a net increase in expense of $217,000 for the quarter and $454,000 for the nine months ended July 31, 1995. The major portion of this increase is attributable to the interest on borrowings on the bank line of credit which were $168,000 higher for the quarter and $323,000 higher for the nine months than the comparable periods in 1994.

     Net income for the quarter decreased 47.1% to $808,217 or $.07 per share compared to $1,527,654 or $.13 per share in 1994. Net income for the nine months decreased 27.6% to $3,424,268 or $.28 per share compared to $4,727,231 or $.39 per share in 1994. The reasons for the decline are outlined under the discussions on gross margin and Selling, General and Administrative expenses.

FINANCIAL CONDITION

     The Company has a working capital line of credit with Bank of America.
For the peak inventory period from February through May, the Company can borrow up to $13 million and for the remainder of the year, up to $10 million. At July 31, 1995 borrowings against the line were $5,725,000. At August 30, 1995, repayments by the Company had reduced the balance outstanding to $4,375,000.
The line of credit is renewable on November 1, 1995.

     Trade receivables balance were $18,426,000 at July 31, 1995, an increase of $9,728,000 over the balance at October 31, 1994. Because the Company's business is seasonal, with the greatest volume of sales taking place between February and July, the receivables balance should be compared to the balance of $14,386,000 at July 31, 1994 rather than the balance at October 31, 1994. This comparison shows an increase of 28% in receivables compared with an increase of 20% in sales over the prior year's quarter. However, approximately $11.6 million of the Company's sales took place in the month of July 1995, and $6.5 million in June, mostly with credit terms that did not require payment before July 31.

     Share Capital and Capital in Excess of Par Value increased by $1,352,000 during the nine months from October 31, 1995. This increase was the net result of the exercise of options for 374,761 shares of common stock and the purchase by the Company of 67,300 of its own shares which were immediately retired. (See
Note 6 to the financial statement.)

     The Company's subsidiaries have entered into leases for two additional factory outlets during this quarter, one in Phoenix, Arizona, which will open in September 1995, and the other in Las Vegas, Nevada, which is expected to be opened in the summer of 1996. The Company has guaranteed up to $68,000 of the obligations of the subsidiary under the lease for the Las Vegas, Nevada, store.

                                    PART II

                               OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS - NONE

ITEM 2  CHANGES IN SECURITIES - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5  OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBITS

10(o)(5) Guaranty of Registrant dated July 21, 1995, guaranteeing the obligations of its wholly owned subsidiary, Ashworth Store I, Inc., on a lease for the Las Vegas, Nevada, factory outlet store, up to a maximum of $68,000.

27         Financial Data Schedule

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fiscal quarter ended July 31, 1995.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ASHWORTH, INC.
                                               (Registrant)


Date:  September 13, 1995                      /s/ Richard H. Werschkul
     ---------------------                     -------------------------------
                                                   Richard H. Werschkul
                                                   President and
                                                   Chief Executive Officer


Date:  September 13, 1995                      /s/ A. John Newman
     ---------------------                     -------------------------------
                                                   A. John Newman
                                                   Chief Financial Officer