Form 10-K
period 1995-10-31
ASHWORTH INC
filed 1996-01-29
CIK 820774

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1995

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

                        Commission file number: 0-18553

                                 ASHWORTH, INC.

          DELAWARE                                     84-1052000
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                   2791 LOKER AVENUE WEST, CARLSBAD, CA 92008
          (Address of Principal Executive Office, including Zip Code)
                                 (619) 438-6610
              (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of January 15, 1996, was $63,341,308 based upon the last reported sale price of the Company's Common Stock as reported by the NASDAQ National Market System.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Title                           Outstanding
COMMON STOCK, $.001 PAR VALUE                12,008,626

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 PART I

ITEM 1.  BUSINESS

                       GENERAL DESCRIPTION OF THE COMPANY

          Ashworth, Inc., was incorporated in Delaware on March 19, 1987, and changed its corporate name from Charter Golf, Inc., on April 6, 1994. The Company designs, markets, and distributes a full line of quality sports apparel, headwear, and shoes under the Ashworth(R) and Ashworth Harry Logan(TM) labels. The Ashworth line is retailed in golf pro shops and resorts and in the international market. The Ashworth Harry Logan line is distributed to better department and specialty retail stores and in limited international markets.

          The Company has wholly owned subsidiaries which own and operate the outlet stores and distribute the Company's products in Europe. The Company also established a wholly owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. Ashworth, Inc. and its wholly owned subsidiary, Ashworth U.K., Ltd., are partners of a Luxembourg partnership, Ashworth Inc. et Cie, formed to qualify for trademark registration in Europe under the Madrid Convention.

                       NARRATIVE DESCRIPTION OF BUSINESS

          At its inception, the Company began designing and marketing classically-styled, natural fiber golfwear distributed in the United States under the Ashworth(R) brand exclusively to golf pro shops and resorts. The Company has redefined golfwear, restoring a sense of style to the sport that reflects the nature of the game and the surroundings in which it is played. Natural fibers and colors, flowing lines, a loose relaxed fit, and unprecedented attention to quality in product and presentation are the innovations the Company brought to golfwear which are now industry standards. Its golf lifestyle apparel is aimed at predominantly the younger active male consumer in the middle/upper middle income range and is priced at the middle to upper middle price range for golf apparel.

          Based in Southern California, the Company now designs, markets and distributes men's shirts, sweaters, shorts, vests, pants, pullovers, jackets, hats, weathergear, and accessories. In 1994 the Company began manufacturing hats in its own production facility as part of the Ashworth(R) golfwear collection. The Company began shipping its golf footwear line to pro shops and resorts in early 1995, further expanding its product offering in the golf niche market.

          Recognizing the everyday use of Ashworth golfwear for casual wear, in 1994 the Company introduced its golf-inspired line of men's casual sportswear under the Ashworth Harry Logan(TM) brand to better department stores and specialty retail stores, creating a new niche market: golf-inspired men's casual sportswear. Along with the international expansion for Ashworth golfwear, the Ashworth Harry Logan sportswear collection represents the fastest growing segment of the Company's business.

          The Company discontinued the women's and kids' apparel lines after the close of the 1995 Fall season. Management decided that the relatively small volume of sales in these apparel lines did not justify the considerable resources spent on design and production.

          From the solid foundations established in 1987, the Company is emerging as an internationally recognized branded consumer products company, both in golf with its Ashworth apparel, headwear and footwear lines and at retail with its expanding Ashworth Harry Logan men's casual sportswear collection.

                           GOLF PRO SHOPS AND RESORTS

          Since its inception in 1987, the Company's core business has been the Ashworth brand golf apparel which it markets and distributes in the United States and internationally. In the United States, the Ashworth brand apparel is marketed and distributed exclusively to golf pro shops, resorts, and the
corporate and tournament market.   The Company utilized this niche marketing
strategy to develop the Ashworth brand name.

ASHWORTH(R) APPAREL

          The Company's design focus for the Ashworth(R) apparel, headwear and footwear is on a classic style with contemporary influences intended to develop and maintain consumer recognition and loyalty across product lines from season to season. Ashworth brand apparel includes Spring, Summer, Fall/Holiday, and Holiday/Resort lines, as well as an annual basic line. The basics line consists of 27 styles, and each of the other lines consists of between 54 and 64 styles in various colors and sizes.

          The Ashworth brand golf apparel is experiencing a lesser rate of growth as a result of the volume the Company presently distributes to the golf pro shop and resort market. However, the Ashworth apparel business has not yet reached maturity as the 1995 golf industry survey indicates the Ashworth apparel continued to be the top seller and fastest growing in its market. A survey of the brand shares of shirts in use among approximately 4,100 golfers observed during play in June/July/August 1995 at private and public courses nationwide reported that the Ashworth shirt was worn by more of the golfers than any other brand.

ASHWORTH(R) HEADWEAR

          The Company designs and distributes three styles of headwear in a variety of fabrics and colors under the Ashworth brand. The 1995 golf industry survey also indicates that the Ashworth headwear is the fastest growing headwear in the golf industry.

ASHWORTH(R) FOOTWEAR

          The golf footwear consists of four styles in selected color ways which are marketed and distributed in the United States and all international markets except Japan. The initial reaction to the footwear from the golf pro shops and other Ashworth apparel customers has been very positive.

                     DEPARTMENT AND SPECIALTY RETAIL STORES

          The Company designs, markets, and distributes to better department and specialty retail stores a line of golf-inspired men's casual sportswear under the Ashworth Harry Logan trademark. The line is distinguished from its Ashworth brand products by the designs, different distribution, and separate sales force. The Ashworth Harry Logan brand apparel consists of Spring, Summer, Fall, and Holiday lines, as well as an annual basics line. The basic line consists of 18 styles, and each of the other lines consists of between 24 and 44 styles in various colors and sizes.

          The Company designed the Ashworth Harry Logan apparel in response to the retail market demand for the Company's Ashworth golfwear, which is marketed exclusively to golf pro shops and resorts. The Ashworth Harry Logan apparel complements the Company's present business by leveling out the seasonal nature of the Ashworth golfwear business and expanding its distribution in the United States to department and specialty retail stores.

          Among the Company's department store customers are Dillards, Nordstrom, Macy's, Neiman Marcus, Marshall Fields, and Saks Fifth Avenue.


                              INTERNATIONAL MARKET

          Ashworth apparel is marketed and distributed internationally, primarily in Japan, the United Kingdom, Europe, Canada, the Caribbean, and Southeast Asia. The Ashworth brand footwear is distributed in the same international markets except Japan. The international distributors market these products through golf pro shops, department stores, off-course golf retail outlets, and Ashworth retail stores. At the present time, one Ashworth retail store has been opened in Japan and four in Taiwan.

          In January 1996, the Company terminated the distribution agreement with its Europe distributor, transferring the distribution of the Europe business, except for Switzerland, to the Company's wholly owned subsidiary, Ashworth U.K., Ltd. The former Europe distributor will continue to serve as the distributor in Switzerland.

                                 FACTORY OUTLET STORES

          As part of its inventory control measures, the Company operates, through wholly owned subsidiaries, ten retail stores in California, Texas, Nebraska, Colorado, Arizona, and Utah. It will be opening an additional store in Las Vegas, Nevada, during fiscal 1996. In selecting the sites for the outlet stores, management seeks to avoid directly competing with the Company's customers. The outlet stores sell only seconds and past season overruns, with overruns held in inventory until three to six months after the end of the respective season before placing them in the stores.

                                 PRODUCT DESIGN

          The Company's products are designed by an in-house staff under the direction of John Ashworth. The design staff meets regularly with the Company's sales, marketing, and production staffs to review the status of each collection and to discuss adjustments in line composition, fabric selection, product mix and manufacturing. In addition, members of the design staff attend the Company's principal trade shows in each design cycle to discuss and consult with customers concerning current retail trends. The Company designs its products using a variety of natural fabrics, including interlock, pique, jersey, french terry, twill, seersucker and poplin.

                              SALES AND MARKETING

          The Company's domestic market for the Ashworth apparel has been seasonal, with the highest sales volume traditionally in the period January through August and the lowest volume in the months of September through December. However, the addition of the Ashworth Harry Logan apparel, which is year-round, and additional fall and winter Ashworth apparel for the European market reduces the impact of the seasonality of the Company's business.

          During the last three fiscal years, the Company had the following domestic and international sales of Ashworth products:


                                                         Year ended October 31,
                                                        1995      1994      1993
                                                       -------   -------   -------
                                                             (In Thousands)
CONSOLIDATED SALES:
Ashworth Apparel                                       $55,250   $51,771   $44,141
Ashworth Headwear                                        4,016     3,672       800
Ashworth Footwear                                        3,486       N/A       N/A
                                                       -------   -------   -------
Ashworth Brand Sales                                    62,752    55,443    44,941
Ashworth Harry Logan Apparel                             4,414     1,287       N/A
Outlet stores                                            5,572     3,469       882
Ashworth U.K., Ltd. (Net of InterCo. Transfers)          1,786       640       N/A
                                                       -------   -------   -------
  TOTAL CONSOLIDATED SALES                             $74,524   $60,839   $45,823
                                                       =======   =======   =======

CONSOLIDATED SALES ANALYSIS - DOMESTIC & FOREIGN:
Exports from the United States
  Japan                                                $ 7,860   $ 4,880   $ 2,717
  England - Ashworth U.K., Ltd.                          2,994     2,432       N/A
  Other Foreign Jurisdictions                            5,538     4,143     3,208
                                                       -------   -------   -------
  Total Exports                                         16,392    11,455     5,925
  Ashworth U.K., Ltd., (Net of InterCo. Transfers)       1,786       640       N/A
                                                       -------   -------   -------
  Total Foreign Sales                                   18,178    12,095     5,925
  Total Domestic Sales                                  56,346    48,744    39,898
                                                       -------   -------   -------
     TOTAL CONSOLIDATED SALES                          $74,524   $60,839   $45,823
                                                       =======   =======   =======

          At December 31, 1995, the Company had backlog orders of approximately $31,007,000 compared with approximately $29,342,000 at December 31, 1994. The amount of backlog orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers' demands. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during the quarter. Orders may be changed or cancelled up to 45 days prior to the ship date of the order. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

          The Company advertises its Ashworth brand products through trade and consumer golf-related periodicals. The Ashworth Harry Logan products are advertised through trade publications and cooperative advertising programs with its account base. In connection with the distribution in the golf pro shops, the Company provides and sells Company-designed fixtures for the display of the products. The fixture program for the retail market includes a full set of fixtures, shelves, and displays constituting a "shop within a shop" presentation of the Ashworth Harry Logan products in a dedicated retail space within the department and men's specialty retail stores.

          The Company receives valuable exposure of its Ashworth products through television and print media coverage of golf celebrities who endorse and wear Ashworth apparel, including golf professionals Fred Couples, Ernie Els, John Cook, and Dave Stockton, and lead CBS golf and sports announcer Jim Nantz. In September 1994, the Company entered into a lifetime contract with Fred Couples who also serves on the Company's board of directors as a nonvoting adviser. Each of these golf celebrities has agreed to endorse and wear Ashworth products and assist in advertising and promotion programs for the Company.

          The Company is the sponsor of the American Junior Golf Association and also supports collegiate golf by providing complimentary golf apparel to collegiate golf teams.

          The Company's trading terms generally require payment from customers within 30 days after shipment. However, in fiscal 1995, the Company continued its incentive sales program to encourage its customers to make early placement of minimum volume orders, under which program the Company extended its payment terms to 60 days. The Company will have a similar sales incentive program in fiscal 1996.

          The Company's strategy for sales growth of the Ashworth products is to continue its emphasis on (1) promoting the Ashworth and Ashworth Harry Logan brand names; (2) increasing its average sales to existing customers, (3) adding new customers, (4) expanding its product lines, and (5) increasing its international marketing and sales efforts.

                              APPAREL COMPETITION

          The golf apparel business is not dominated by any single company or small group of companies and is highly competitive, both within the United States and abroad. The golf shirt market is a fragmented manufacturing segment of the golf industry. The three leading brands total 24% of the shirt market, Ashworth being the leader with approximately 10% of this market. The Company competes not only with golf apparel manufacturers but also with manufacturers of apparel suitable for other sports, recreation and general leisure wear. Among the Company's competitors are numerous companies which have substantially greater experience, financial resources, manufacturing capabilities, and/or larger design, sales and marketing staffs than the Company.

          The Company believes that the ability to effectively anticipate, gauge and respond to changing consumer demand relatively far in advance, as well as the ability to operate within substantial production and delivery constraints, is necessary to compete successfully in the golf apparel business. Other competitive factors include quality, price, availability of retail space and service. As measured by sales of golf apparel, a recent survey of the golf industry indicates that the Company is now one of the top two manufacturers in the United States. The Company believes that its future success will depend upon its ability to remain competitive in these areas.

                              PRODUCTION SOURCING

          The Company sources its products in three ways: 1) the Company purchases raw materials and then contracts the manufacturing with independent contractors, 2) the Company purchases finished goods from private label manufacturers made to the Company's specifications, and 3) the Company operates an in-house manufacturing facility.

CONTRACT MANUFACTURING

          Almost all of the Company's knit shirts and pullovers are manufactured through arrangements with independent cutting and sewing contractors located in northern San Diego county, near the Company's principal offices. Although up to fifteen individual contractors are utilized, approximately 79% of the Company's contract work is done with two primary contractors. The Company has no long-term formal arrangements with these two primary contractors, but the Company represents over 90% of their business and considers its relations with these contractors to be excellent.

          To date, the Company has experienced little difficulty in satisfying its contract manufacturing requirements. The two primary contractors have increased the scale and efficiency of their operations to keep pace with the Company's growth. However, in order to continue on the present growth path, the Company's management is aware of the need to continually develop additional sources and capacity. The Company's production and management staff has worked closely with the two primary contractors to plan for the additional capacity needed through at least 1996, and will continue to do so for requirements beyond that. The Company is also developing relationships with other similarly capable contractors to ensure adequate capacity.

          The Company purchases almost all of its fabric from mills in the Southeastern United States. Approximately ten mills are regular suppliers, but the Company buys approximately 72% of its fabric from three primary suppliers. Fabric represents 75%-90% of the material cost of knit products. Quality, availability, flexibility, and on-time delivery are as important as price in every purchase decision.

          The Company maintains close working relationships with these primary mills and gives planning projections as needed to ensure uninterrupted supply. Because of the Company's high quality image, brand awareness, and price point, the Company is an important customer to even the largest mills, and the Company considers its relationships with these mills to be excellent. The mills have adequate capacity to supply the Company's basic fabric needs well into the future. However, to support future growth in certain specialty fabrics, relationships with additional mills have been started.

          The Company also purchases trim items, such as collars, buttons, bands, linings, labels, and zippers from suppliers most of whom are located on the east coast. One trim supplier provides approximately 79% of the Company's needs. For the foreseeable future, management believes the Company will be able to satisfy its raw material requirements.

          The Company's product development staff designs most of its fabric at the Company's design center on computer-aided design equipment. The colors, yarns, and knitting specifications are then digitally sent to the mills where they are recreated and produced.

          The Company's production staff coordinates product engineering, sample making, raw material purchasing and warehousing, and management of the independent contractors. The Company's cutting markers are produced on in-house computer equipment that maximizes accuracy and utilization of fabric. All raw materials must pass a sample inspection before acceptance from the mills. The Company's field quality control staff is physically in the major cut and sew contractors' facilities every day to maintain the Company's quality standards.

FINISHED GOODS SOURCING

          The Company sources most finished garments, other than knit shirts, from private label manufacturers in the United States, Asia and Mexico. The Company deals directly with the manufacturers in the United States and Mexico, and through sourcing agents in Asia. The Company's distributors in Japan and Europe also manufacture certain products distributed in their markets pursuant to license agreements with the Company. All of these products are produced to the Company's specifications.

          The Company sources all of its shoes in Asia through sourcing agents, who also perform quality control in the factories.

IN-HOUSE MANUFACTURING

          The Company manufactures 95% of its headwear in its own headwear manufacturing operation. The other 5% are headwear styles the Company's machinery cannot produce and are purchased from private label headwear manufacturers. The Company's headwear operation employs approximately 66 people and has the capability of producing and embroidering 2,400 baseball style caps per day.

          The Company manufactures headwear in-house to guarantee the quality of the hats and the logo embroidery, to guarantee uninterrupted supply, and to increase profit margins. Operating its own headwear factory also allows the Company to develop innovative styling and provide highly flexible customer service.

          In all three methods of production sourcing, the Company operates under substantial time constraints in producing each of its lines. Proposed production schedules and budgets are prepared substantially in advance of the Company's initial commitments from customers. If the Company materially misjudges the market for a particular line, it could be faced with excessive or insufficient inventory. Any such misjudgment could adversely affect the Company's operations.

                                   OPERATIONS

          Approximately 98% of the Company's products are warehoused in and distributed from its distribution facilities in Carlsbad. The remaining 2% are products drop-shipped from off-shore factories directly to our international distributors.

          All products delivered to the Company's distribution facilities must pass a quality inspection before acceptance. The Company uses a state-of-the-art rail and trolley garment handling system designed specifically for the garment industry. This system holds the majority of the inventory at a second and third floor level that frees the ground floor space for order processing, embroidery, packing and shipping functions.

          The Company operates 39 multi-head, computer-controlled embroidery machines, and embroiders either the Company's or customers' logos on 61% of its products. The machines can produce up to 8,700 custom logos per eight-hour shift. The Company runs a second shift to accommodate seasonal demand during the period from January through July.

          The Company's computer operations run on an IBM AS400 computer. The Company has completed a software conversion project that will significantly enhance the Company's management information systems. The new package is an established, fully integrated, relational database for manufacturing companies that has been adapted for the apparel industry.

                       PATENTS, TRADEMARKS AND COPYRIGHTS

          The Company owns and utilizes several trademarks, principal among which are the Ashworth word and design marks, the Golfman design marks, and Ashworth Harry Logan word mark. The Ashworth and golfman trademarks have been registered on the Principal Register of the United States Patent and Trademark Office. The Company filed applications for registration of the Ashworth Harry Logan trademark on February 1, 1995. The application process generally takes one year to complete.

          The Company has either obtained registration or is processing applications for registration of its trademarks throughout its international market. The application process takes from six months to two years to complete.

          The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Although the Company believes that it has the exclusive right to use the trademarks and intends to vigorously protect its trademarks against infringement, there can be no assurance that the Company can successfully protect the trademarks from conflicting uses or claims of ownership.

          John L. Ashworth, an officer, director and stockholder of the Company, has no personal rights to the Ashworth trademark and will receive no compensation from the Company for its use of the trademark.

                                 EMPLOYEES

          At December 31, 1995, the Company had approximately 400 regular and 104 temporary full-time employees.

ITEM 2.   PROPERTIES

          The Company owns two buildings located on Loker Avenue West in Carlsbad, California, which were purchased on December 9, 1993, for $3,500,000. The buildings have a total of approximately 77,000 square feet, consisting of space for administrative, embroidery, warehousing and distribution functions. The purchase was financed with a down payment of $700,000 and a mortgage of $2,800,000 amortized over thirty years but due and payable in seven years.

          The Company and its subsidiaries have the following leases for manufacturing and distribution facilities, as well as leases for retail space for its outlet stores:

                                                             Lease      Min/Current   Maximum
                                               Square      Expiration    Base Rent   Base Rent
                 Location                      Footage       Date        per Month   per Month
------------------------------------------   -----------   ---------    -----------  ----------

MANUFACTURING AND DISTRIBUTION CENTERS:
Carlsbad, CA.                                     47,800    10/31/00     $20,203     $24,000
Vista, CA.                                        42,000    10/31/97      15,960      16,800
Essex, England                                     5,500    10/31/03       2,974       2,974 (a)
Essex,England                                      5,500    10/31/03       3,346       3,346 (b)

OUTLET STORES
San Ysidro, CA                                     2,448     4/30/98     $ 4,280     $ 4,588
San Marcos, TX                                     3,000     8/31/00       4,012       4,514
Vacaville, CA                                      2,500    10/31/00       4,217       5,060
Gretna, NE                                         2,000     2/28/99       2,500       2,500
Carlsbad, CA                                       1,600     6/30/97         957         995
Barstow, CA                                        2,300    12/31/99       4,036       4,420
Phoenix, AZ                                        3,984      9/30/0       5,312       5,976
Park City, UT                                      2,257     5/31/00       2,915       3,103
Hillsboro, TX                                      2,700     5/31/00       4,163       4,613
Silverthorne, CO                                   2,250      6/30/0       3,656       4,031

(a)  The rate increase for years 6-10 is to be negotiated at the end of year 5.
(b)  The rate increase for years 5-9 is to be negotiated at the end of year 4.

The Company also pays percentage rate based on sales for the leases on all of the outlet stores except the Carlsbad, California, store.

         The Company has also entered into leases for retail store space in Las Vegas, Nevada, and San Marcos, Texas, outlet malls, which are under construction and expected to completed in the summer and fall of 1996. The lease for the San Marcos, Texas, space will replace the existing San Marcos store space.

ITEM 3.   LEGAL PROCEEDINGS.

     There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during fiscal 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "ASHW". The following table sets forth the high and low sale prices on the NASDAQ National Market System for the quarters indicated.


                                    HIGH     LOW
               1994
               January 31          11 7/8   8 3/4
               April 30            13 1/4   9 5/8
               July 31             11 1/2   7 3/4
               October 31          11 1/8   8

               1995
               January 31          11 1/2   7 1/8
               April 30            10 7/8   7 1/2
               July 31             10 5/8   7
               October 31           8 7/8   5 7/8

HOLDERS

          There is only one class of Common Stock. As of January 15, 1996, there were 998 stockholders of record and approximately 13,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

          No dividends have been declared during the past two fiscal years with respect to the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

          The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The statement of income data set forth below with respect to the fiscal years ended October 31, 1995, 1994 and 1993 and the balance sheet data at October 31, 1995 and 1994 are derived from, and should be read in conjunction with the audited Consolidated Financial Statements included elsewhere herein. The statement of income data set forth below with respect to the fiscal years ended October 31, 1992 and 1991 and the balance sheet data at October 31, 1993, 1992 and 1991 are derived from audited financial statements not included in this Form 10-K. No dividends have been paid for any of the periods presented.

                                                                 Years Ended October 31,
                                                      1995      1994      1993      1992      1991
                                                     -------   -------   -------   -------   -------
                                                         (In thousands, except per share amount)
STATEMENT OF INCOME DATA:
Net Sales                                            $74,524   $60,839   $45,823   $28,562   $17,023
Gross Profit                                          25,025    23,898    17,816    10,605     6,171
Selling, general, and
  administrative expense                              21,522    15,525    11,161     7,120     3,888
Income from operations                                 3,504     8,373     6,655     3,485     2,283
Net Income                                             1,401     4,860     3,946     2,020     1,244
Net income per common
  and equivalent share                                  0.12      0.40      0.34      0.19      0.13
Weighted average common and
  equivalent shares outstanding                       12,112    12,224    11,766    10,910     9,396


                                                                       October 31
                                                        1995      1994      1993      1992      1991
                                                     -------   -------   -------   -------   -------
                                                                         (In thousands)
BALANCE SHEET DATA:
Working capital                                      $29,216   $26,368   $22,128   $17,461   $ 5,422
Total assets                                          58,072    47,694    33,757    25,681    10,132
Long-term debt (less current portion)                  5,195     5,774     2,885     1,713       741
Stockholders' equity                                  36,390    32,926    26,050    20,203     6,414

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain income statement items expressed as a percentage of net sales.


                                                   Years Ended October 31,
                                                   1995      1994      1993
                                                  -------   -------   ------

 Net sales                                         100.0%    100.0%   100.0%
 Cost of goods sold                                 66.4      60.7     61.1
 Gross margin                                       33.6      39.3     38.9
 Selling, general and administrative expense        28.9      25.5     24.4
 Income from operations                              4.7      13.8     14.5

1995 COMPARED TO 1994

     Consolidated net sales were $74,524,000 for fiscal 1995, an increase of $13,685,000 over net sales of $60,839,000 in fiscal 1994. The increase was primarily due to increased sales volume in the main areas of the Company's business, price increases in the outlet stores, and the introduction of golf footwear. Ashworth brand apparel sales to golf pro shops increased by only 2.3% in the year due in large part to incomplete or late shipments resulting from the slower than expected conversion of the Com-pany's Management Information System (MIS). However, total sales increased by 22.5% over fiscal 1994. An analysis of sales for the two years is shown under Business - Sales and Marketing.

     The increase in cost of sales was due primarily to the increase of the
inventory reserve.   Firstly, the Company announced that it was discontinuing
the women's and kid's apparel lines. In connection with this decision, the Company recorded an inventory reserve of $1.8 million in the second quarter. At the end of the third quarter, the inventory reserve was increased by a further $500,000. Lastly, at year end, after further prudent examination of both raw material and finished goods inventories, the reserve was increased by an additional $1.3 million. Apart from the decision to discontinue the women's and kid's lines, the conversion to the new MIS software resulted in significant problems in the area of forecasting and production scheduling. This resulted in an excess of finished goods being produced for the Spring and Summer seasons. Management believes such excess inventory can be disposed of through the Company's outlet stores. The MIS conversion is now completed, and the Company is better equipped to monitor inventory levels through better forecasting and production scheduling.

     Selling, general and administrative expenses increased to 28.9% of net sales compared to 25.5% in fiscal 1994. The dollar amount increased to $21.5 million in fiscal 1995 from $15.5 million in fiscal 1994. Much of this increase can be attributed to cost increases associated with increased sales volume. However, items contributing to the disproportionate percentage increase were marketing and selling expenses for the Ashworth Harry Logan and Ashworth footwear lines, higher endorsement fees, programming costs for the MIS conversion, severance pay in connection with workforce consolidation, and start-up costs for three new retail outlet stores. Additionally, the reserve for bad debts was increased during the year from $255,000 to $767,000.

     Other income (expense) produced a net expense of $1,088,000 for 1995 compared to $313,000 in 1994. Increased bank borrowings in fiscal 1995 resulted in higher interest payments of $414,000 and Ashworth U.K., Ltd. had a currency exchange rate loss of $117,000 on its transactions with the Company in 1995 compared to a gain of $210,000 in 1994. (See Liquidity and Capital Resources--Currency Fluctuation.)

     Sales at the Company's outlet stores increased to $5.6 million in fiscal 1995 as compared to $3.5 million in 1994. The gross margin improved to 25.9% in the year, up from 12.4% in fiscal 1994. This improvement stems from management's decision to more aggressively price the Company's products. The outlet stores operating loss was $313,000 in fiscal 1995, an improvement over the loss of $616,000 in fiscal 1994.

1994 COMPARED TO 1993

     Net sales were $60,839,000 for fiscal 1994, an increase of $15,016,000 over net sales of $45,823,000 in fiscal 1993. Domestic sales increased 22% over the prior year, foreign sales by 104% and sales through outlet stores by 293%, resulting in a total consolidated sales increase of 33%. Foreign sales were $12,095,000 for the year compared to $5,925,000 in 1993.

     Cost of goods sold as a percentage of net sales was 61% in fiscal 1994, the same percentage as in fiscal 1993. The Company's gross profit margin also remained unchanged for the year at 39%. The gross margin in the final quarter of 1994 was 33% compared to 39% for the same quarter in 1993. The lower gross margin is attributable to increased manufacturing costs associated with special make-ups, sales of lower margin goods, and to some increase in overhead costs.

     Selling, general and administrative expenses increased to 25.5% as a percentage of net sales from 24.4% in fiscal 1993. The dollar amount increased to $15,525,000 in fiscal 1994 from

$11,161,000 in fiscal 1993, primarily the result of cost increases associated with increased sales volume, start-up costs for the Ashworth Harry Logan line and the cost of converting to a new computer software package.

     The increase in income from operations in fiscal 1994 to $8,373,000 from $6,655,000 in fiscal 1993 resulted primarily from the strong increase in net sales. As a percentage of net sales, income from operations decreased to 13.8% in fiscal 1994 from 14.5% in fiscal 1993 primarily due to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for working capital is seasonal with the greatest requirements from approximately October through the end of April each year. The inventory buildup during this period is to provide product for shipment for the primary spring/summer selling season. Working capital requirements increase with sales growth, primarily because of the approximate two to four month gap between the time the Company must pay its suppliers and production costs and the time the Company receives payment from its customers. However, management believes that cash from operations together with the bank line of credit will be sufficient to meet the Company's working capital requirements through fiscal 1996.

     Operating activities in 1995 produced a negative cash flow of $9,727,000, compared to a negative cash flow of $500,000 in 1994. The major portion of the increase in negative cash flow is attributed to the increase in inventory in fiscal 1995. As discussed above under Results of Operations, the inventory increase was primarily caused by an inability to accurately forecast sales and production needs during the conversion of the Company's management information system. Management believes that the Company can sell a substantial portion of the inventory surplus in its outlet stores in fiscal 1996, converting such surplus to cash. With the MIS conversion now completed, management believes that, through control over the inventory, cash flows from operations will be improved.

      In October 1995, the Company's working capital financing arrangement with its bank was extended through February 28, 1997, with a borrowing limit of $13,000,000 for eight months of the year and $17,000,000 for the period when inventory build-up is at its peak. This financing arrangement provides a revolving line of credit with interest at the bank's reference (prime) rate and is collateralized by substantially all of the assets of the Company. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio and a maximum ratio of cash and accounts receivable to current liabilities. The Company did not achieve the required minimum net income for its fourth quarter in 1995, nor did it achieve the required quick ratio or tangible net worth amount for the year. The bank has granted a waiver for these violations, and the Company has agreed to pay a minimal fee and enter into an amended agreement. The line of credit may also be used to finance up to $1 million in commercial letters of credit and standby letters of credit. At October 31, 1995, no standby letters or commercial letters of credit were outstanding on this line of credit. As of October 31, 1995 and January 15, 1996, the Company's outstanding balances under the line of credit were $6,670,000 and $10,700,000, respectively.

     During fiscal 1995 the Company invested $2,129,000 in personal property and equipment, primarily embroidery machines, outlet store fixtures and fittings, and computer equipment. For fiscal 1996 the Company has budgeted $2,300,000 for capital equipment acquisitions. The expected additional equipment includes primarily embroidery machines, warehouse racks, and computer equipment. Management currently intends to use leases or other financing arrangements for the acquisition of much of its capital equipment.

     If cash from operations and debt financing are either insufficient or not available, or if working capital requirements are greater than estimated, the Company may be required to raise additional capital.

There can be no assurance that the Company will continue to successfully raise sufficient working capital to meet its requirements. Lack of sufficient working capital could have a material adverse effect upon the Company, its business, and its ability to grow.

CURRENCY FLUCTUATIONS

     Ashworth U.K., Ltd., a wholly owned subsidiary in England, maintains its books of account in British pounds. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd., are converted to U.S. dollars at the month end exchange rate. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month end rate, and this amount is transferred to current year earnings. The difference was not material in fiscal 1996.

     All export sales by Ashworth, Inc. are U.S. Dollar denominated, and ordinarily, there is no currency exchange rate problem for the Company. However, with respect to export sales to Ashworth U.K., Ltd., that subsidiary may be at risk. The subsidiary maintains its account with Ashworth, Inc., in British pounds, but owes Ashworth, Inc., in U.S. Dollars. At the end of every accounting period, the debt is adjusted to pounds by multiplying the indebtedness by the closing dollar/pound exchange rate to ensure that the account has sufficient pounds to meet its dollar obligation. This adjustment is a loss or gain on currency transactions and is either income or an expense in the subsidiary's financial statement. The Company's management determined, therefore, to accept 50,000 additional shares of Ashworth U.K. in satisfaction of $2,088,840 (1,300,000 pounds) of that subsidiary's indebtedness to the Company. This additional capitalization of Ashworth U.K. in the form of cancellation of indebtedness reduced the exposure by at least half in months when indebtedness is high due to large shipments of product.

     The Company's purchases of some garments and shoes from off-shore manufacturers are also U.S. Dollar denominated, consequently, there is no currency exchange rate problem for the Company in connection with these purchases.

     The Company has not used derivative instruments or other arrangements to hedge against currency fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements with respect to the Company are submitted herewith:

1.   Report of Independent Public Accountants, page F1.
2.   Consolidated Balance Sheets-October 31, 1995 and 1994, pages F2 and F3.
3. Consolidated Statements of Income for the years ended October 31, 1995, 1994 and 1993, Page F4.
4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1995, 1994, and 1993, page F5.
5. Consolidated Statements of Cash Flows for the years ended October 31, 1995, 1994, and 1993, pages F6 and F7.
6.   Notes to Consolidated Financial Statements, pages F8 through F16.
7.   Report of Independent Public Accountants on Supplementary Schedule, page
     F17.
8.   Supplementary Schedule, page F18.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting and financial disclosure during the past three fiscal years.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's directors and executive officers are:


Name                        Age                Position
----                        ---                --------
 Gerald W. Montiel           49   Chairman of the Board, President
                                  Chief Executive Officer
 John L. Ashworth            36   Senior Executive Vice President -  Creative
                                  Director
 A. John Newman              59   Vice President - Finance, Treasurer, Chief Finan-
                                  cial Officer, and Chief Accounting Officer
 Mary Montiel                43   Vice President - Manufacturing & Design
 Monica M. McKenzie          62   General Counsel and Secretary
 Andre P. Gambucci           67   Director
 John M. Hanson, Jr.         55   Director

Richard H. Werschkul, formerly the Company's president and chief executive officer, resigned effective January 15, 1996, to pursue personal and business interests. Mr. Montiel was appointed to these positions by the board of directors.

  The directors are divided into three classes, each class as nearly equal in number as possible, with an annual election of each class for a term of three years. Mr. Montiel's term expires in 1996, Mr. Hanson's term in 1997, and terms of Messrs. Ashworth and Gambucci expire in 1998. The directors serve until their terms expire and until their successors are duly elected and qualified or until their death, resignation or removal. The executive officers of the Company are elected at the annual meeting of the Board of Directors and serve at its discretion.

BUSINESS EXPERIENCE

  GERALD W. MONTIEL is a founder of the Company and has been its Chairman of the Board of Directors since the inception of the Company in March 1987. He served as chief executive officer from 1988 to April 1995 and president from the Company's inception to October 1993 and again from January 15, 1996, to the present. Mr. Montiel also served as treasurer from October 1989 to December 1991 and chief financial officer from January 1990 to December 1991.

  JOHN L. ASHWORTH is a founder of the Company and has been a director since its inception. Mr. Ashworth has served as a vice president since October 1989 and currently serves as senior executive vice president - creative director. He served as secretary from March 1987 to January 1990.

  ANDRE P. GAMBUCCI has been a director of the Company since June 1991. Mr. Gambucci was a senior vice president and director of marketing of Acordia of Colorado, a general insurance agency and insurance brokerage firm in Colorado Springs, Colorado, from 1982 until December 31, 1995, when he retired. He is now a consultant for Acordia National and special assistant to the president of American Specialty Services, an insurance company.

  JOHN M. HANSON, JR. has been a director of the Company since April 1994. Mr. Hanson has been a shareholder and officer of John M. Hanson & Company, a professional corporation practicing accounting, from 1968 to the present. The firm has been retained to prepare the Company's tax returns for fiscal 1995.

  A. JOHN NEWMAN has served as chief accounting officer since January 1990 and vice president-finance, treasurer, and chief financial officer since December
1991.   He also served as the company's controller from 1988 to January 1990 and secretary from January 1990 until May 1993.

  MARY MONTIEL was elected vice president - manufacturing and design in December 1994. She served as production manager from April 1991 until December 1994.
She was president and chief financial officer of Mondav Corporation, an auto parts supplier, from 1988 to April 1991. Ms. Montiel is the sister of Gerald Montiel, the Company's chairman of the board, chief executive officer and president.

  MONICA M. MCKENZIE has served as general counsel since April 1993 and was elected to the position of secretary in May 1993. She was formerly a partner of the Denver, Colorado, law firm of Gorsuch Kirgis L.L.C., the Company's outside legal counsel.

COMPLIANCE WITH SECTION 16(A) OF THE
SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership of the Company's securities with the Securities and Exchange Commission. To the best of the Company's information and belief, no person beneficially owns more than ten percent of the Company's securities. The executive officers and directors are required to furnish the Company with information concerning their ownership of the securities and with copies of such filings.

  Based solely on a review of such information and the copies of the filings furnished by executive officers and directors to the Company, the Company believes that with the exception of the late filing by two months of the initial Form 3 of Mary Montiel upon her appointment as an executive vice president, all
Section 16(a) filing requirements applicable to its executive officers and directors were complied with during fiscal 1995.

ITEM 11.   EXECUTIVE COMPENSATION.

  The following information sets forth the executive compensation of the Company's chief executive officer and each of the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last fiscal year. Since the end of the fiscal year, Mr. Coykendall resigned effective November 1, 1995, and Mr. Werschkul resigned effective January 15, 1996. Mr. Montiel was appointed chief executive officer and president to fill the vacancy created by Mr. Werschkul's resignation.

                           SUMMARY COMPENSATION TABLE

                                                      Long-Term Compensation          All Other Compensation
                                                   -----------------------------      -----------------------
                                                     Annual              Awards         Split         401(k)
      Name and                                     Compensation           Stock         Dollar        Savings
 Principal Position                   Year            Salary             Options        Policy         Plan
 ------------------                   ----         ------------          -------      ---------       -------
                                                       ($)                 (#)            ($)           ($)
Richard H. Werschkul                  1995            242,740            200,000             0        3,088

President and Chief                   1994            220,462            150,000             0        2,740

Executive Officer                     1993            168,269             40,000             0        2,019



Gerald W. Montiel                     1995            315,065            300,000         1,062        4,011

Chairman of the                       1994            312,693                  0         1,283        3,538

Board of Directors                    1993            260,000            350,000         1,196        3,264



John L. Ashworth, Sr.                 1995            264,741            260,000             9        3,385

Exec. Vice President -                1994            263,514             40,000             0        3,367

Creative Director                     1993            175,910            295,000             0        2,287



A. John Newman                        1995            160,385                  0             0        2,430

Vice President -                      1994            145,173             20,000             0        1,976

Finance                               1993            125,000             20,000             0        1,571



Kent R. Coykendall,                   1995            160,385                  0             0        2,430

Vice President -                      1994            145,173             20,000             0        1,976

Operations                            1993            125,000             20,000             0        1,571


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL
                                                                                               REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL
                                                                                                  RATE OF STOCK
                                                                                                      PRICE
                                                                                                   APPRECIATION
                               INDIVIDUAL GRANTS                                                 FOR OPTION TERM
------------------------------------------------------------------------------------------------------------------------
                             NUMBER OF        % OF
                             SECURITIES      TOTAL
                             UNDERLYING     OPTIONS/
                              OPTIONS/        SARS
                                SARS       GRANTED TO         EXERCISE
                                           EMPLOYEES          OR BASE
                                           IN FISCAL           PRICE       EXERCISE
   NAME                                      YEAR              ($/SH)       PERIOD              (5%)         (10%)
   ----                                    ----------         --------     --------             ----         -----
Gerald W. Montiel             100,000                           10.50    7/01/95-6/30/00       290,096      641,036
                              100,000                           10.50    7/01/96-6/30/01       357,100      810,139
                              100,000         39.5              10.50    7/01/97-6/30/02       427,455      996,153
John L. Ashworth               60,000                           10.50    7/01/95-6/30/00       174,057      384,621
                              100,000                           10.50    7/01/96-6/30/01       357,100      810,139
                              100,000         34.2              10.50    7/01/97-6/30/02       427,455      996,153
Richard H. Werschkul(1)        40,000                           10.50    7/01/95-6/30/00       116,038      256,414
                               40,000                           10.50    7/01/96-6/30/01       142,840      324,056
                               40,000                           10.50    7/01/97-6/30/02       170,982      398,461
                               40,000                           10.50    7/01/98-6/30/03       200,531      480,307
                               40,000         26.3              10.50    7/01/99-6/30/04       231,558      570,338
---------------------

(1) On January 15, 1996, following Mr. Werschkul's resignation, the exercise period for the option to purchase the 40,000 shares exercisable on 7/02/95 was extended to December 31, 1999, the exercise period for the option to purchase 60,000 of the remaining shares was changed to commence on January 15, 1996, and expire on December 31, 1999; the remaining option for 100,000 shares was cancelled.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                   NUMBER OF
                                                                   SECURITIES         VALUE OF
                                                                   UNDERLYING        UNEXERCISED
                                                                  UNEXERCISED       IN-THE-MONEY
                                                                OPTIONS/SARS AT    OPTIONS/SARS AT
                                                                   FY-END (#)          FY-END
                           SHARES ACQUIRED                        EXERCISABLE/      EXERCISABLE/
         NAME                ON EXERCISE      VALUE REALIZED     UNEXERCISABLE      UNEXERCISABLE
-----------------------   -----------------   ---------------   ----------------   ---------------
                                 (#)                (%)                (#)               ($)
Gerald W. Montiel              125,000            512,875       540,000/200,000       239,500/0
John L. Ashworth               105,000            417,750       470,000/200,000       193,850/0
Richard H. Werschkul             -0-                -0-         290,000/160,000        60,000/0
John Newman                      -0-                -0-            50,000/0            15,000/0
Kent R. Coykendall               -0-                -0-            50,000/0            15,000/0

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company each receive annual compensation of $10,000 plus $1,000 and expenses for attendance at each board meeting. Such directors also receive stock options to purchase 2,000 shares of the Company's $.001 par value Common Stock for each quarter during which they serve as directors and 250 shares for each committee on which they serve during
each quarter.  All directors receive an annual $1,000 apparel allowance.    No
other arrangement exists pursuant to which any director of the Company was compensated during the Company's last fiscal year for any service provided as a director.

EMPLOYMENT CONTRACTS AND
TERMINATION OF EMPLOYMENT AND
CHANGE OF CONTROL ARRANGEMENTS

         The Company has executive employment agreements with Gerald W. Montiel and John L. Ashworth. The agreements provide that base salary is to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company's financial success and progress. The Company agreed to pay the executive an annual bonus equal to the premium due on life insurance policies with a face value of $1,000,000 for Mr. Montiel and $2,000,000 for Mr. Ashworth. The Company also pays the premium on a split dollar insurance policy with a face value of $1,000,000 on the life of Mr. Montiel. The agreements also include noncompete provisions following termination of employment for which the Company has agreed to pay each executive compensation based upon a percentage of his then current salary as consideration for the noncompete agreement. The noncompete period is ten years with the noncompete consideration to be an amount equal to 100% of the executive's then current salary for the first year and 40% of such salary for the next nine years. In the event of the executive's death during employment with the Company, his beneficiary or estate will receive an amount equal to the noncompete consideration. The Company has purchased term life insurance to provide the funds in such event. Under the terms of the agreement, the Company may terminate the executive's employment upon 30 days notice, and the executive may terminate his employment upon 90 days notice to the Company.

         The Company had a similar agreement with Mr. Werschkul, which agreement was terminated upon his resignation. The Company and Mr. Werschkul entered into a noncompete and consulting agreement, whereby Mr. Werschkul agreed to a noncompete provision and consulting arrangement for two years for which the Company agreed to pay him $240,000, payable during the first year in biweekly installments. The

Company's Compensation Committee also agreed to an extension and repricing of certain of Mr. Werschkul's options in exchange for cancellation of 155,000
options held by him.   The exercise price of all options extended and repriced
was above the closing price of the Company's stock at the date of modifications.

         The Company has an agreement with Monica M. McKenzie, the Company's General Counsel and Secretary, whereby the Company agreed to one year's severance pay if the Company is acquired before April 12, 1996, and as a result, her employment is terminated. Her current salary is $125,000.

         The Company has key person life insurance payable to the Company on the lives of Messrs. Montiel and Ashworth in the amount of $1,000,000 and $300,000, respectively.

BOARD COMPENSATION COMMITTEE REPORT

         The members of the Compensation Committee of the Board of Directors during fiscal 1995 included Andre Gambucci and John M. Hanson, Jr.

         Under the supervision of the Compensation Committee of the Board of Directors, the Company has developed and implemented compensation policies intended to attract, retain, and stimulate the performance of the Company's executive officers, provide such officers the opportunity to acquire a proprietary interest in the Company and an increased personal interest in the profitability of the Company, and thus stockholders' value, and provide competitive levels of long-term compensation for such officers. The criteria for determining a specific officer's compensation includes length of employment, level of responsibility, contribution to the overall success of the Company, and individual performance with respect to achievement of the Company's goals. The goals, which include individual, department, and Company goals, are set at the beginning of each fiscal year and reviewed quarterly. The goals include sales, market share, quality control, production, inventory, and earnings per share.
In reviewing management performance and compensation, the Committee also considers management's commitment to the long-term success of the Company through expansion of its international as well as domestic market, development of new products, and operational improvements. Compensation of the executive officers includes a base salary and annual and long-term incentive compensation consisting primarily of stock options.

         The compensation for the Company's chief executive officer is primarily based upon the rate of the Company's growth from year to year in terms of sales, expenses, and earnings per share.

         This report was furnished by Mr. Gambucci and Mr. Hanson.

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the yearly percentage change in the Company's cumulative total shareholder returns on the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market (U. S. Companies) and Nasdaq Stocks in the same Standard Industrial Classification as the Company (SIC 2300-2399), as published by the Center for Research in Security Prices, University of Chicago, Chicago, Illinois.


                                             10/31/90   10/31/91   10/31/92   10/31/93   10/31/94   10/31/95
                                             --------   --------   --------   --------   --------   --------
Ashworth, Inc.                                 100.0      255.5      185.8      432.1      390.3      250.9
Nasdaq Stock Market
  (U.S. Companies)                             100.0      169.2      190.8      245.9      247.2      332.6
NASDAQ Stocks
  (SIC 2300-2399 Companies)
  Apparel & other finished
  products - fabrics & like
  materials                                    100.0      178.3      107.7      126.0      126.1       85.3

Notes:
A. The lines represent monthly index levels derived from compound daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.  The index level for all series was set to $100.0 on 10/31/90.

                               STOCK OPTION PLANS

AMENDED AND RESTATED NONQUALIFIED STOCK OPTION PLAN

          In August 1987 the Company adopted a nonqualified stock option plan which was subsequently amended (as amended to date, the "Plan"). The Company's compensation committee or such other committee as the Board of Directors may designate from time to time (the "Committee") administers the Plan and, except for options granted to members of the Committee, selects the persons to whom options are granted. (See 10-K for year ended October 31, 1991 for fuller detail).

          The Company has reserved 5,700,000 shares of Common Stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company. Under the Plan, as of December 31, 1995, options to purchase 1,294,645 shares are outstanding, options to purchase 1,562,500 shares had been exercised, and 2,842,855 shares were available for options to be granted at a future date. Of the outstanding options under the Plan, options to purchase additional shares were exercisable or will become exercisable in the fiscal years and at the weighted average exercise prices indicated below:


       No. Of            Exercisable as of   Weighted Average
      Options                December 31       Exercise Price
      -------            -----------------   ----------------

     1,122,145                   1995             $ 7.49
        62,500                   1996             $ 9.82
        47,500                   1997             $10.02
        47,500                   1998             $10.02
        15,000                   1999             $ 8.25

FOUNDERS' NONQUALIFIED STOCK OPTION PLAN

     In November 1992 the Company adopted a Founders' nonqualified stock option plan (the "Founders' Plan") to provide a means for recognizing and rewarding officers, directors, consultants and advisors of the Company who have played a substantial role in the founding or early development of the Company. The Founders' Plan is administered by a committee of directors appointed by the Board of Directors (the "Compensation Committee") which is presently comprised of the Company's two outside directors. The Compensation Committee has the sole and absolute authority and discretion to interpret the Founders' Plan and to prescribe, amend and rescind rules and regulations relating to the Founders' Plan. The Committee may grant options at less than the fair market value of the stock on the date of grant.

     The Company has reserved 1,000,000 shares of Common Stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company.

     Under the Plan, as of December 31, 1995, options to purchase 570,000 shares were outstanding, options to purchase 429,000 shares had been exercised, and 1,000 shares were available for options to be granted at a future date. All of the outstanding options are currently exercisable at a weighted average exercise price of $8.05.

INCENTIVE STOCK OPTION PLAN

     The Company adopted the Incentive Stock Option Plan (the ISOP) in May 1993 following stockholder approval. The Company's compensation committee or such other committee as the Board of Directors may designate from time to time (the Committee) administers the Plan. The Committee selects the persons to whom the options are granted from among the Company's full-time employees who are regular salaried officers or key employees of the Company and certain other persons in connection with offers of employment. Any options granted under the ISOP to an employee during a calendar year in excess of $100,000 of aggregate fair market value (determined at the time the option is granted) will not qualify as incentive stock options under the plan.

     The grant or exercise of an incentive stock option under the ISOP is not taxable to the employee. The employee generally will be taxed when and if the stock received on exercise of the ISO is sold at a gain. In order to receive this tax treatment under the Internal Revenue Code, the Plan was required to be approved by the stockholders, the options must be granted within 10 years of the date of the Plan, an option by its terms must be exercisable only within 10 years of the date it is granted, except an option granted to an employee who owns more than 10% of the voting power or value of the Company's stock must be exercisable within five years of the date it is granted, the exercise price must equal or exceed the fair market value of the Company's Common Stock on the date of the grant, except the exercise price of options granted to employees who own more than 10% of the voting power or value of the Company's stock must be at least 110% of the fair market value at the time the option is granted. The option will qualify as an incentive stock option for tax purposes only if the optionee does not dispose of the stock received upon exercise of the option within two years from the date the option was granted and one year from the date the option is exercised. If the optionee does not meet the holding requirements, any gain in the sale will be treated as ordinary income.

     The Company has reserved 3,000,000 shares of Common Stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company.

     Under the ISOP, as of December 31, 1995, options to purchase 1,261,292 shares were outstanding, 5,000 options to purchase shares had been exercised, and 1,733,708 shares were available for options to be granted at a future date. Of the outstanding options under the Plan, options to purchase additional shares were exercisable or will become exercisable in the fiscal years and at the weighted average exercise prices indicated below:


     No. Of             Exercisable as of   Weighted Average
     Options               December 31,      Exercise Price
     -------            -----------------   ----------------

     701,292                   1995             $ 9.27
     240,000                   1996             $10.50
     240,000                   1997             $10.50
      40,000                   1998             $10.50
      40,000                   1999             $10.50

     Options granted under the above described stock option plans may not be transferred by the optionee other than by will or the laws of descent and distribution. Each option is exercisable during the lifetime of the optionee
only by such optionee or by his or her guardian or legal representative.   An
optionee must exercise the options within three months after the date of termination of employment or engagement by the Company unless the option is extended by the Committee for an additional period. The Committee may in its discretion permit options to be exercised for a period not to exceed the option's stated expiration date. If an optionee dies while still employed or engaged by the Company or at any time prior to the expiration or termination of his or her option, the option will terminate no earlier than one year after death or at such later date as the Committee may specify.

                                  401(K) PLAN

     The Company adopted a defined contribution savings plan (the "401(k) plan") to provide retirement income to employees of the Company effective January 1, 1990. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least 21, have been employed by the Company for at least six months, and work at least an annualized 1000 hours per year. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and by 50% matching contributions by the Company up to 3% of an employee's annual compensation. (See the Company's 10-K for the period ended October 31, 1992 for fuller details).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of 12,008,626 issued and outstanding shares of the Company's $.001 par value Common Stock owned beneficially, as of January 15, 1996, by (1) any person who is known to the Company to be, or to claim to be, the beneficial owner of more than 5% of such Common Stock, (2) by each of the directors, (3) each of the executive officers, and (4) all directors and officers as a group. Each person has sole voting power and sole investment powers with respect to the shares. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.


                                                           Shares Beneficially Owned
                                                     --------------------------------------   Percent
    Name                                              Shares    Options(1)(2)      Total      Owned(3)
    ----                                             --------   -------------   -----------   --------
                                                       (#)          (#)             (#)          (%)

Gerald W. Montiel                                      50,840      540,000         590,840        4.71
John L. Ashworth                                      111,609      470,000         581,609        4.66
A. John Newman                                            -0-       50,000          50,000           *
Mary Montiel                                              -0-       20,500          20,500           *
Monica M. McKenzie                                        -0-       25,500          25,500           *
Andre P. Gambucci                                      67,500       27,500          95,000           *
John M. Hanson, Jr.                                       -0-       17,500          17,500           *
All executive officers and
  directors as a group (7 persons)                    229,949    1,151,000       1,380,949       10.49
Fred Couples                                          518,000      575,000       1,093,000        8.69

* Less than one percent.
______________
(1) Represents shares of Common Stock which may be acquired pursuant to presently exercisable stock options, including stock options exercisable within 60 days of January 15, 1996.

(2) Only the below indicated options have exercise prices which are less than the market price of the Company's Common Stock on January 15, 1996 ($5.625):

               Mr. Montiel       50,000
               Mr. Ashworth      75,000
               Mr. Couples       25,000

(3) For the purpose of computing the percentage of outstanding shares owned by each of the above persons, the shares issuable pursuant to presently exercisable stock options held by such person are deemed to be outstanding and have been added to the shares actually issued and outstanding, at January 15, 1996, pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Such options are not deemed to be outstanding for the purpose of computing the percentage owned by any other person, except for all officers and directors as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     John L. Ashworth, the Company's senior executive vice president-creative director, was extended a loan by the Company on May 1, 1995 in connection with the exercise of an option expiring May 1, 1995. The full recourse loan is in the principal amount of $306,000 and bears interest at a variable annual rate based upon the Bank of America prime rate on the 1st day of each month. Interest is payable in quarterly installments, and the principal is due and payable on April 30, 1996.

     Mary Montiel, sister of Mr. Montiel, is an executive officer and employee
of the Company.   In the year ended October 31, 1995, she had earned a salary of
$111,193 and was granted an option to purchase 5,000 shares of the Company's Common Stock at $8.50, the then fair market value of such stock. She is currently receiving an annual salary of $120,000.

     Carol Kettela, sister of Mr. Montiel, is an employee of the Company.   In
the year ended October 31, 1995, she had earned a salary of $59,269 and is currently receiving an annual salary of $60,000.

     David Kettela, brother-in-law of Mr. Montiel and husband of Carol Kettela, is an employee of the Company. In the year ended October 31, 1995, he had earned a salary of $54,287 and is currently receiving an annual salary of $60,000.

     Michelle Zafiropoulos, daughter of Gerald W. Montiel, is an employee of the Company. On April 6, 1995, Ms. Montiel exercised an option for 4,000 shares held by her and received a benefit of $15,365. In the year ended October 31, 1995, she had earned a salary of $38,068 and is currently receiving an annual salary of $72,500.

     Hank Ashworth, brother of John L. Ashworth, is a sales representative of the Company. From April 17, 1994, through October 31, 1995, he was national sales manager for ASHWORTH core business. On December 20, 1994, Mr. Ashworth exercised an option for 3,000 shares held by him and received a benefit of $10,500. During the fiscal year ended October 31, 1995, he earned a salary of $76,461 and is currently being paid commissions for sales generated by him.

     Laura Gambucci, daughter of Andre Gambucci, a director, is an employee of the Company. In the year ended October 31, 1995, she earned a salary of $73,062 and is currently receiving an annual salary of $84,000.

     The Company has also entered into a promotion agreement with Fred Couples, who owns of record or beneficially more than 5% of the Company's Common Stock. The agreement requires Mr. Couples' exclusive endorsement and promotion of the ASHWORTH products during his lifetime. The Company has agreed to compensate Mr. Couples for such services, the present value of which compensation is approximately $4.6 million. In addition, the Company has granted to Mr. Couples the right to receive options to purchase the Company's Common Stock upon his performance of specified services, including his participation in PGA tournaments. The exercise price of the options will be the fair market value of the Company's Common Stock at the time the options are granted, and the options will be exercisable for a period of seven years. The Company has also made certain price guaranties with respect to the options.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          Report of independent public accountants
          Consolidated Balance Sheets - October 31, 1995 and 1994
          Consolidated Statements of Income for the years ended October 31,
           1995, 1994, and 1993
          Consolidated Statements of Stockholders' Equity for the years ended
           October 31, 1995, 1994, and 1993
          Consolidated Statements of Cash Flows for the years ended October 31,
           1995, 1994, and 1993
          Notes to Consolidated Financial Statements - October 31, 1995, 1994, and 1993

     2.   Financial Statement Schedules

          Report of independent public accountants on supplementary schedules
          Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits.

          See Item (c)  below.

(b)  Report on Form 8-K

     The Company filed a Form 8-K on November 30, 1995, concerning the resignation of its vice president of operations. No other Forms 8-K were filed during the last quarter of the fiscal year ended October 31, 1995.

(c)  Exhibits

3(a) Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to Registrant's Registration Statement dated February 21, 1992 (File No.33-45078)) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Registrant's Form 10-K for fiscal year ended October 31, 1994 (File No. 0-18553), and incorporated herein by reference)

3(b) Bylaws of the Registrant as adopted by its Board of Directors on March 19, 1987, and amended February 13, 1991, October 15, 1993, and November 30, 1993 (filed as Exhibit 3(b) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(a) Specimen certificate for Common Stock, par value $.001, of the Registrant (filed as Exhibit 4(a) to Registrant's Registration Statement dated November 4, 1987 (File No.33-16714-D)) and incorporated herein by reference.

4(b)(1) Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as
        Exhibit 4(b) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2) Specimen certificate for Options granted under the Founders Stock
        Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c) Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

9       Not applicable

10(j)(1) Lease Agreement dated August 17, 1995 between Pacific Gulf Properties, Inc., (Lessor) and the Registrant (Lessee) for an office and distribution facility in Vista, California.

10(o)(7) Lease Agreement dated April 6, 1995, between the Registrant's wholly owned subsidiary, Ashworth Store I, Inc. (Lessee) and R. R. Park City, Inc., (Lessor) for the Park City, Utah, Outlet Store.

10(o)(8) Lease Agreement dated May 11, 1995, between the Registrant's wholly owned subsidiary, Ashworth Store I, Inc. (Lessee) and Arizona Factory Shops Partnership (Lessor) for the Phoenix, Arizona, Outlet Store.

11        Schedule computing net income per common share.

12        Not Applicable

13        Not Applicable

16        Not Applicable

18        Not Applicable

21        Subsidiaries of the Registrant

22        Not Applicable

23        Consent of Arthur Andersen LLP

24        Not Applicable

27        Article 5 Financial Data Schedule

28        Not Applicable

99        None

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ----------------------------------------



To the Stockholders of
Ashworth, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of ASHWORTH, INC., (a Delaware corporation) and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


Orange County, California
December 18, 1995

                        ASHWORTH, INC. AND SUBSIDIARIES
                        -------------------------------


             CONSOLIDATED BALANCE SHEETS-OCTOBER 31, 1995 AND 1994
             -----------------------------------------------------



ASSETS
                                                          1995          1994
                                                      -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                            $ 1,613,029   $ 5,344,244
 Accounts receivable-
  Trade, net of allowance for doubtful accounts
  of $767,000 and $255,000 in 1995 and 1994,
  respectively                                         10,040,200     8,697,118
  Other                                                 1,133,771       706,995
 Inventories                                           27,845,721    18,891,063
 Deferred income tax benefit                            1,684,776       443,972
 Income tax refund receivable                           1,239,648             -
 Other current assets                                   1,650,792       904,497
                                                      -----------   -----------
      Total current assets                             45,207,937    34,987,889
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                   1,200,000     1,200,000
 Buildings and improvements                             2,714,357     2,689,276
 Production equipment                                   7,272,234     6,105,754
 Furniture and equipment                                5,473,237     4,817,871
 Leasehold improvements                                   680,426       498,363
                                                      -----------   -----------
                                                       17,340,254    15,311,264
 Less--Accumulated depreciation and amortization        5,571,001     3,577,926
                                                      -----------   -----------
                                                       11,769,253    11,733,338
                                                      -----------   -----------

OTHER ASSETS                                            1,094,834       972,669
                                                      -----------   -----------
                                                      $58,072,024   $47,693,896
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                        ASHWORTH, INC. AND SUBSIDIARIES
                        -------------------------------


             CONSOLIDATED BALANCE SHEETS-OCTOBER 31, 1995 AND 1994
             -----------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1995             1994
                                              -----------      -----------
CURRENT LIABILITIES:
 Line of credit                               $ 6,670,000      $         -
 Current portion of long-term debt              1,557,006        1,445,500
 Accounts payable                               5,865,878        6,037,529
 Accrued liabilities-
  Income taxes                                          -           24,364
  Salaries and commissions                        972,094          757,949
  Other                                           926,857          354,326
                                              -----------      -----------
    Total current liabilities                  15,991,835        8,619,668
                                              -----------      -----------
LONG-TERM DEBT, net of current portion          5,195,434        5,773,504
                                              -----------      -----------

DEFERRED INCOME TAX LIABILITY                     494,747          374,750
                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value
  authorized--50,000,000 shares; issued
  and outstanding--11,901,626 shares and
  11,574,468 shares at October 31, 1995
  and 1994, respectively                           11,902           11,575
 Capital in excess of par value                23,242,390       21,085,858
 Retained earnings                             13,296,418       12,039,991
 Deferred compensation                           (160,702)        (211,450)
                                              -----------      -----------
                                               36,390,008       32,925,974
                                              -----------      -----------
                                              $58,072,024      $47,693,896
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                        ASHWORTH, INC. AND SUBSIDIARIES
                        -------------------------------


                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
              ---------------------------------------------------

                                            1995              1994            1993
                                        ------------      -----------     -----------

NET SALES                                $74,524,311      $60,839,179     $45,823,232

COST OF GOODS SOLD                        49,498,975       36,941,376      28,007,167
                                         -----------      -----------     -----------
     Gross profit                         25,025,336       23,897,803      17,816,065

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   21,521,662       15,525,021      11,160,751
                                         -----------      -----------     -----------
     Income from operations                3,503,674        8,372,782       6,655,314
                                         -----------      -----------     -----------
OTHER INCOME (EXPENSE):
  Interest income                             62,538           85,841         120,496
  Interest expense                        (1,050,838)        (614,494)       (305,493)
  Other income (expense)                     (99,678)         215,567          59,679
                                         -----------      -----------     -----------
                                          (1,087,978)        (313,086)       (125,318)
                                         -----------      -----------     -----------
     Income before provision for
      income taxes                         2,415,696        8,059,696       6,529,996

PROVISION FOR INCOME TAXES                 1,015,114        3,199,340       2,584,277
                                         -----------      -----------     -----------
     Net income                          $ 1,400,582      $ 4,860,356     $ 3,945,719
                                         ===========      ===========     ===========

NET INCOME PER COMMON AND
     EQUIVALENT SHARE                           $.12             $.40            $.34
                                         ===========      ===========     ===========
WEIGHTED AVERAGE COMMON AND
     EQUIVALENT SHARES OUTSTANDING        12,111,633       12,223,721      11,765,771
                                         ===========      ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

                        ASHWORTH, INC. AND SUBSIDIARIES
                        -------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
              ---------------------------------------------------

                                          Common Stock           Capital in
                                    ------------------------     Excess of
                                      Shares        Amount       Par Value       Earnings      Compensation        Total
                                    ----------    ----------   -------------   -------------   -------------   -------------

BALANCE,
  October 31, 1992                  10,780,129      $10,780     $17,116,224     $ 3,233,916       $(157,570)    $20,203,350
  Options exercised                    474,100          474       1,606,009               -               -       1,606,483
  Stock for services                    42,000           42         304,458               -        (304,500)              -
  Options for services                       -            -         125,725               -        (125,725)              -
  Amortization of deferred
    compensation                             -            -               -               -         294,520         294,520
  Net income                                 -            -               -       3,945,719               -       3,945,719
                                    ----------      -------     -----------     -----------       ---------     -----------
BALANCE,
  October 31, 1993                  11,296,229       11,296      19,152,416       7,179,635        (293,275)     26,050,072
  Options exercised                    277,739          278       1,928,005               -               -       1,928,283
  Stock for services                       500            1           5,437               -          (5,438)              -
  Amortization of deferred
   compensation                              -            -               -               -          87,263          87,263
  Net income                                 -            -               -       4,860,356               -       4,860,356
                                    ----------      -------     -----------     -----------       ---------     -----------
BALANCE,
  October 31, 1994                  11,574,468       11,575      21,085,858      12,039,991        (211,450)     32,925,974
  Options exercised                    374,761          375       2,434,941               -               -       2,435,316
  Treasury stock acquired
    and retired                        (47,603)         (48)       (278,409)       (144,155)              -        (422,612)
  Amortization of deferred
    compensation                             -            -               -               -          50,748          50,748
  Net income                                 -            -               -       1,400,582               -       1,400,582
                                    ----------      -------     -----------     -----------       ---------     -----------
BALANCE,
  October 31, 1995                  11,901,626      $11,902     $23,242,390     $13,296,418       $(160,702)    $36,390,008
                                    ==========      =======     ===========     ===========       =========     ===========


The accompanying notes are an integral part of these consolidated statements.

                                  ASHWORTH, INC. AND SUBSIDIARIES
                                  -------------------------------

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------

                        FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                        ---------------------------------------------------


                                                                   1995            1994            1993
                                                              --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                  $ 72,215,663    $ 57,191,522    $ 44,473,069
 Cash paid to suppliers and employees                           (78,166,721)    (53,323,129)    (40,238,798)
 Interest received                                                   50,931          88,804         113,243
 Interest paid                                                   (1,050,838)       (620,883)       (299,104)
 Income taxes paid                                               (2,775,861)     (3,835,966)     (2,085,720)
                                                               ------------    ------------    ------------
    Net cash provided by (used in) operating activities          (9,726,826)       (499,652)      1,962,690
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                      (2,129,072)     (6,767,392)     (2,742,350)
 Proceeds from sale of property, plant and equipment                  2,850               -               -
                                                               ------------    ------------    ------------
    Net cash used in investing activities                        (2,126,222)     (6,767,392)     (2,742,350)
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations                   (718,783)       (648,185)       (667,994)
 Borrowings on line of credit                                    34,670,000       8,445,000       1,700,000
 Payments on line of credit                                     (28,000,000)     (8,445,000)     (1,700,000)
 Borrowings on notes payable and long-term debt                     944,586       4,170,190       1,882,333
 Principal payments on notes payable and long-term debt            (786,674)       (539,777)       (160,881)
 Proceeds from issuance of common stock                           2,435,316       1,928,283       1,606,483
 Treasury stock acquired                                           (422,612)              -               -
                                                               ------------    ------------    ------------
    Net cash provided by financing activities                     8,121,833       4,910,511       2,659,941
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              ( 3,731,215)    ( 2,356,533)      1,880,281

CASH AND CASH EQUIVALENTS, beginning of year                      5,344,244       7,700,777       5,820,496
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                         $  1,613,029    $  5,344,244    $  7,700,777
                                                               ============    ============    ============

                                                                  1995           1994               1993
                                                              ------------    -----------        -----------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                  $  1,400,582     $ 4,860,356       $ 3,945,719
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
    Amortization of deferred compensation                           50,748          87,263           294,520
    Depreciation and amortization                                2,513,760       1,868,103         1,049,596
    Loss (gain) on disposal of property, plant and equipment        33,181          41,780            (2,404)
    Provision for doubtful accounts and sales returns              557,756         101,272            96,278
    Increase in accounts receivable                             (2,327,613)     (3,670,229)       (1,412,246)
    Increase in inventories                                     (8,954,658)     (6,559,074)       (2,399,003)
    Increase in deferred income tax benefit                     (1,240,804)       (153,939)         (136,971)
    Increase in deferred income tax liability                      119,997         156,168           153,201
    Increase on income tax refund receivable                    (1,239,648)              -                 -
    (Increase) decrease in other assets                         (1,230,788)       (876,978)           65,658
    Increase (decrease) in accounts payable                       (171,651)      3,442,435            29,675
    Increase (decrease) in accrued income taxes                    (24,364)       (103,386)           49,399
    Increase in accrued liabilities                                786,676         306,577           229,268
                                                              ------------     -----------       -----------
     Total adjustments                                         (11,127,408)     (5,360,008)       (1,983,029)
                                                              ------------     -----------       -----------
     Net cash provided by (used in) operating activities     $  (9,726,826)    $  (499,652)      $ 1,962,690
                                                              ============     ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.

                        ASHWORTH, INC. AND SUBSIDIARIES
                        -------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        OCTOBER 31, 1995, 1994 AND 1993
                        -------------------------------



1.   The Company and Summary of Significant Accounting Policies
     ----------------------------------------------------------

     a.   Business
          --------

     Ashworth, Inc. and subsidiaries (collectively referred to as the Company) designs, markets, and distributes golf apparel, headwear, and footwear. The Company's operations are located principally in the western part of the United States.

     The Company sells its products primarily on credit to golf course pro shops, country clubs, resorts, department stores, and retail outlet stores worldwide. The Company had aggregate foreign sales in Europe, Canada, Mexico, Bermuda, Japan, South America, Indonesia, Thailand, Africa, Guam and the Bahamas of approximately $18,178,000, $12,095,000 and $5,925,000 in the years ended October 31, 1995, 1994 and 1993, respectively.

     b.   Inventories
          -----------

     Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

     Below is a summary of the components of inventory at October 31, 1995 and 1994:


                               1995          1994
                            -----------   -----------

     Raw materials          $ 4,317,017   $ 5,767,455
     Work in process          2,839,828     1,668,014
     Finished products       20,688,876    11,455,594
                            -----------   -----------
                            $27,845,721   $18,891,063
                            ===========   ===========

     c.   Depreciation and Amortization
          -----------------------------

     Depreciation and amortization have been provided using straight-line and accelerated methods over the following estimated useful lives:

          Buildings and improvements      20 to 30 years
          Production equipment             5 to 12 years
          Furniture and equipment          5 to  7 years
          Leasehold improvements           Life of lease

     All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

     d.   Organization Costs
          ------------------

     Organization and trademark costs, which are included in other assets, are capitalized and amortized over periods ranging from two to five years.

     e.   Income Per Common and Equivalent Share
          --------------------------------------

     Income per common share amounts are computed based on the weighted average number of shares outstanding during the year, including common stock equivalents resulting from dilutive stock options.

     f.   Consolidated Statements of Cash Flows
          -------------------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     g.   Income Taxes
          ------------

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". This statement requires that income taxes be accounted for using the liability method.

     h.   Principles of Consolidation
          ---------------------------

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     i.   Postretirement and Postemployment Benefits
          ------------------------------------------

     The Company does not provide postretirement or postemployment benefits to employees. Accordingly, SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 112 "Employers' Accounting for Postemployment Benefits" do not impact the Company's consolidated financial statements.

     j.   Fair Value of Financial Instruments
          -----------------------------------

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximate fair value.

     k.   Impact of New Accounting Pronouncements
          ---------------------------------------

     In 1995, the Financial Accounting Standards Board issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS 123 "Accounting for Stock-Based Compensation" which the Company must adopt no later than fiscal year ended 1997. Management anticipates that the impact of implementing these new statements will not have a material effect on the Company's financial position or results of operations. Management has not yet decided if they will elect to adopt SFAS 123.

l.   Reclassifications
     -----------------

Certain amounts have been reclassified in the 1994 financial statements to conform to the 1995 presentation.

2.   Equipment Under Capital Lease
     -----------------------------

During the years ended October 31, 1995, 1994 and 1993, the Company acquired $94,307, $277,720 and $648,660, respectively, of various equipment under capital leases. Future minimum lease payments are as follows:


     Year Ended
     October 31:
     -----------
     1996                                    $  664,428
     1997                                       443,415
     1998                                       188,867
     1999                                        17,094
     2000                                             -
                                             ----------
     Total future minimum payments            1,313,804
     Less--Amount representing interest          87,441
                                             ----------
     Present value of future minimum
     capital lease payments (Note 4)         $1,226,363
                                             ==========

At October 31, 1995 and 1994, the accompanying consolidated balance sheets include the following equipment under capital leases:

                                            1995         1994
                                         ----------   ----------

     Production equipment                $3,034,631   $3,106,736
     Furniture and equipment                431,640      431,640
                                         ----------   ----------
                                          3,466,271    3,538,376
     Less--Accumulated amortization       1,377,843    1,032,665
                                         ----------   ----------
                                         $2,088,428   $2,505,711
                                         ==========   ==========

3.   Line of Credit Agreement
     ------------------------

The Company has a $13 million working capital line of credit agreement with a bank which expires on February 28, 1997 and is collateralized by substantially all assets. The Company has the option to increase the line up to $17 million for its peak inventory buildup period. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio and a maximum ratio of cash and accounts receivable to current liabilities. The Company did not achieve the required minimum net income for its fourth quarter in 1995, nor did it achieve the required quick ratio or tangible net worth amount for the year. The bank has granted a waiver for these violations, and the Company has agreed to pay a mimimal fee and enter into an amended agreement. The line of credit may also be used to finance up to $1 million in commercial letters of credit and standby letters of credit. At October 31, 1995, no standby letters or commercial letters of credit were outstanding on this line of credit.

Additional information for years ended October 31, 1995, 1994 and 1993, is as follows:


                                                              1995           1994          1993
                                                          -----------     ----------    ---------

      Interest rate at year-end                               8.75%          8.25%          6.50%
      Weighted average interest rate during the year          8.90%          6.80%          6.50%
      Maximum amount outstanding                          $10,775,000     $4,195,000    $  750,000
      Average amount outstanding                          $ 5,130,000     $  610,000    $   38,000

4.   Long-Term Debt
     --------------

Amounts outstanding under long-term debt agreements at October 31, 1995 and 1994, consist of the following:


                                                                               1995           1994
                                                                            ----------     ----------
     Installment notes bearing interest ranging from
       7.58 to 8.67 percent, with due dates through
       October 1, 2000 collateralized by various equipment                  $2,771,720     $2,591,628
     Note payable to a bank, bearing interest at 8.0 percent,
       payable in monthly principal and interest payments
       of $20,245 through November 2000 with a balloon
       payment of approximately $2.6 million payable on
       November 30, 2000 collateralized by land and buildings                2,754,357      2,776,536
     Capital lease obligations (Note 2)                                      1,226,363      1,850,840
                                                                            ----------     ----------
                                                                             6,752,440      7,219,004
        Less--Current portion                                                1,557,006      1,445,500
                                                                            ----------     ----------
     Long-term debt                                                         $5,195,434     $5,773,504
                                                                            ==========     ==========

Future maturities of long-term debt at October 31, 1995, are as follows:


     Year Ended
     October 31:
     -----------
       1996                               $1,557,006
       1997                                1,126,575
       1998                                  746,581
       1999                                  498,226
       2000                                  197,679
       Thereafter                          2,626,373
                                          ----------
                                          $6,752,440
                                          ==========

5.   Employees' 401(k) Plan
     ----------------------

The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's board of directors, are currently being made at 50 percent of the amount the employee contributes, up to three percent of compensation. The Company's expense for the years ended October 31, 1995, 1994 and 1993, was $113,709, $79,020 and $49,730, respectively.

6.  Stockholders' Equity
    --------------------

    a. Common Stock Options
       --------------------

    The Company maintains several nonqualified and incentive stock option plans to provide incentives for selected persons to promote the financial success and progress of the Company. As amended, the plans provide for the Compensation Committee or such other committee that the Company's board of directors may appoint to administer the plans. The plans provide for an aggregate reservation of 9,700,000 shares of common stock for issuance upon the exercise of granted options. As of October 31, 1995, the Company had 3,347,437 options outstanding under the above plans to purchase common stock at prices ranging from $2.25 to $12.50 with expiration dates between December 31, 1995 and April 30, 2006. A total of 4,463,063 options remained available for grant, and 739,500 options with exercise prices ranging from $8.25 to $11.00 were not exercisable at October 31, 1995.

    The following is a summary of common stock option transactions:


                                                         1995             1994             1993
                                                       ---------        ---------        ---------
    Outstanding, beginning of year                     2,680,761        1,935,500        1,504,600
    Granted                                            1,076,937        1,025,000          912,000
    Exercised                                           (374,761)        (277,739)        (474,100)
    Expired                                              (35,500)          (2,000)          (7,000)
                                                       ---------        ---------        ---------
    Outstanding, end of year                           3,347,437        2,680,761        1,935,500
                                                       =========        =========        =========

    b.  Common Stock for Services
        -------------------------

    In January 1993, the Company entered into an agreement with a PGA professional to endorse the Company's product from January 1, 1993 through December 31, 1998. Upon meeting certain annual obligations, the PGA professional will be issued 7,000 shares of the Company's common stock at the end of each year under the agreement. If the market value of the 7,000 shares of common stock does not reach and maintain at least $14.29 per share for at least five days during each agreement year, the PGA professional will be entitled to receive cash per share equal to the difference between $14.29 and the highest closing market price of the Company's common stock for any five days for that year. The Company incurred approximately $22,000, $10,000 and $17,000 in charges related to the difference in stock prices in 1995, 1994 and 1993, respectively.

    c.  Deferred Compensation
        ---------------------

    During fiscal 1993, common stock was issued to a golf professional for future services to the Company for a total value of $304,500. The service arrangements cover a six year period and the value of the stock is being amortized over this period. The unamortized portion of the stock is reported as a reduction in stockholders' equity and the remainder will be amortized to operating expenses through fiscal 1998. Additionally, during fiscal 1993, the Company issued stock options to a golf professional and an outside consultant for current and future services to the Company for a total value of $125,725. This compensation was amortized over the period of the service agreement of twelve months during 1993 and 1994.

7.   Operating Leases
     ----------------

The Company leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through 2001. Rent expense for the years ended October 31, 1995, 1994 and 1993, was $757,438, $554,795 and $527,568, respectively. Future minimum rental payments are as follows:


          Year Ended
          October 31:
          -----------
             1996           $  961,587
             1997            1,029,169
             1998              824,702
             1999              791,970
             2000              720,688
          Thereafter           269,056
                            ----------
                            $4,597,172
                            ==========

8.   Commitments and Contingencies
     -----------------------------

     a. Promotion Agreements with PGA Professionals and a Television Personality
        ------------------------------------------------------------------------

     The Company has promotional agreements with several PGA professionals and a Television Personality. Under the terms of these agreements, the Company is obligated to pay cash compensation and to issue options to purchase shares of the Company's common stock. The aggregate annual cash compensation under these agreements totals $782,000 payable in 1996 and 1997, $732,000 payable in 1998, $707,000 payable in 1999 and $657,000 payable in the years 2000 through 2011. The number of options granted to purchase shares of the Company's common stock will vest as follows: 200,500 in 1996, 192,500 in 1997, 167,500 in 1998, 165,000 in 1999 and 150,000 per year from years 2000 through 2011. The majority of these stock options were granted on the understanding that the market value of the Company's common stock will increase to certain predetermined minimum levels during certain time periods, as defined under the various agreements. If the market value of the Company's common stock does not increase to these predetermined minimum levels, the Company is obligated to pay additional cash compensation to the optionees. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $253,000, $57,000 and $17,000 in charges related to the difference in stock prices in 1995, 1994 and 1993, respectively.

     b. Executive Employment Agreements
        -------------------------------

     The Company entered into employment agreements with its key executives, effective January 1, 1995. The agreements specify the amount of annual compensation each executive is to receive and also contain a noncompete arrangement. These noncompete arrangements (which if based upon current salary levels would aggregate approximately $3,268,000) are based upon a percentage of the executive's then current salary, as defined, and are in effect for the term of the agreements and for a period of ten years after termination of employment. The present value of the future cash payments to be made is accrued and charged to operations over the periods benefited. In 1995, $52,811 was accrued and charged to operations and is reflected in other accrued liabilities on the balance sheet.

    c. Legal Matters
       -------------

    The Company is involved in litigation and other disputes arising in the normal course of its business. In the opinion of management the Company's liability, if any, under pending litigation or disputes would not materially affect its financial condition or operations.

9.  Related-Party Transactions
    --------------------------

    At October 31, 1995, the Company had a note receivable from an officer for $320,238 which represents principal and interest and is included in other receivables in the accompanying 1995 balance sheet.

10. Income Taxes
    ------------

    The provision for income taxes for the years ended October 31, 1995, 1994 and 1993, is as follows:


                                          1995          1994         1993
                                      -----------    ----------   ----------
    Current provision:
       Federal                        $ 1,625,392    $2,475,245   $1,977,396
       State                              510,529       721,866      590,651
                                      -----------    ----------   ----------
       Total                            2,135,921     3,197,111    2,568,047
                                      -----------    ----------   ----------
     Deferred provision (benefit):
       Federal                           (856,889)        1,863       12,497
       State                             (263,918)          366        3,733
                                      -----------    ----------   ----------
       Total                           (1,120,807)        2,229       16,230
                                      -----------    ----------   ----------
                                      $ 1,105,114    $3,199,340   $2,584,277
                                      ===========    ==========   ==========

The components of the Company's deferred income tax provision (benefit) for the year ended October 31, 1995, 1994 and 1993, are as follows:

                                                1995           1994           1993
                                            ------------     ---------      ---------
    Depreciation                            $   119,997      $156,168       $153,201
    Allowance for doubtful accounts            (197,607)       (7,261)       (10,999)
    Inventory reserves                         (818,252)      (58,203)       (86,489)
    Other non-deductible accruals              (232,463)      (51,890)       (29,987)
    Other deductible capitalized costs            7,518       (36,585)        (9,496)
                                            -----------      --------       --------
                                            $(1,120,807)     $  2,229       $ 16,230
                                            ===========      ========       ========

The components of the Company's net deferred income tax benefit as of October 31, 1995 and 1994 are as follows:


                                           1995         1994
                                        ---------     ---------
     Current deferred income tax
      benefit:
       Allowance for doubtful
        accounts                        $  252,816    $  55,209
       Inventory reserves                1,109,267      291,015
       Other non-deductible accruals       362,436      129,973
       Other deductible capitalized
        costs                              (39,743)     (32,225)
                                        ----------    ---------
                                         1,684,776      443,972
                                        ----------    ---------
     Long-term deferred income
      tax liability:
       Depreciation                       (494,747)    (374,750)
                                        ----------    ---------
                                        $1,190,029    $  69,222
                                        ==========    =========

Based on historical and current pre-tax earnings of the Company's continuing operations, management believes it is more likely than not that the Company will realize the deferred tax asset existing at October 31, 1995.

A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                                         1995                       1994                     1993
                                               -----------------------    ----------------------    ----------------------

                                                 Amount        Percent      Amount       Percent      Amount       Percent

                                               ----------      -------    ----------     -------    ----------     -------

        Computed tax at the
         expected statutory rate               $  837,797        34.0%    $2,740,296       34.0%    $2,220,198       34.0%
       State income tax, net of
        federal tax benefits                      150,311         6.1        491,641        6.1        398,330        6.1
       Non-deductible expenses                     42,190         1.7         15,601        0.2         11,240        0.2
       Foreign sales corporation
         tax benefit                              (60,087)       (2.4)       (48,198)      (0.6)       (54,206)      (0.8)

       Other                                       44,903         1.8              -          -          8,715        0.1
                                               ----------    --------     ----------    -------     ----------       ----
       Income tax provision                    $1,015,114        41.2%    $3,199,340       39.7%    $2,584,277       39.6%
                                               ==========    ========     ==========    =======     ==========       ====

11.  Statement of Cash Flows, Noncash Transactions
     ---------------------------------------------

The Company completed the following noncash transactions which are not reflected in the statement of cash flows:


                                                            1995         1994          1993
                                                          ---------    --------     ----------
Capital lease equipment acquired and related capital
 lease obligations                                          $94,307    $277,720     $  648,660
Common stock issued in payment for services,
 including deferred compensation                                  -       5,438        304,500
Stock options issued in payment for services,
 including deferred compensation                                  -           -        125,725

12.  Results by Quarter (Unaudited)
     ------------------------------

The unaudited results by quarter for the years ended October 31, 1995 and 1994 are shown below:


  Year Ended                                        First        Second         Third         Fourth
October 31, 1995                                   Quarter       Quarter       Quarter       Quarter
----------------                                 -----------   -----------   -----------   -----------

Net sales                                        $14,590,696   $26,438,854   $20,385,985   $13,108,776
Gross profit                                       5,497,664     9,035,266     7,621,185     2,871,222
Net income (1)                                       805,931     1,810,137       808,217    (2,023,703)
Net income per common and equivalent share               .07           .15           .07          (.17)
Weighted average common and equivalent
 shares outstanding                               12,020,191    12,187,819    12,235,566    11,882,143


   Year Ended                                       First        Second        Third         Fourth
October 31, 1994                                   Quarter       Quarter       Quarter       Quarter
----------------                                 -----------   -----------   -----------   -----------
Net sales                                        $11,041,377   $21,268,233   $16,959,106   $11,570,463
Gross profit                                       4,082,621     8,767,909     7,264,219     3,783,054
Net income (1)                                       719,906     2,479,671     1,527,654       133,125
Net income per common and  equivalent share              .06           .20           .13           .01
Weighted average common and equivalent
 shares outstanding                               12,181,238    12,325,780    12,185,444    12,197,910

(1) The Company's gross profit in the final quarter of 1995 was lower than that reported for the same quarter 1994 primarily because of an increase to the inventory reserve of approximately $1.3 million. Net income was further negatively impacted by an increase to the allowance for doubtful accounts of approximately $224,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders of
 Ashworth, Inc. and subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ashworth, Inc. and subsidiaries' annual report to stockholders included in this Form 10-K, and have issued our report thereon dated December 18, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP


Orange County, California
December 18, 1995

                        ASHWORTH, INC. AND SUBSIDIARIES
                        -------------------------------


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------




                                                           Additions
                                                    -----------------------
                                         Balance    Charged to   Charged to               Balance
                                        Beginning   Costs and      Other                  at End
  Description                            of Year    Expenses     Accounts    Deductions   of Year
  -----------                           ---------   ---------   ----------   ----------   --------
FOR THE YEAR ENDED
 OCTOBER 31, 1993:

   Allowance for doubtful  accounts      $188,000    $ 98,000      $ -         $71,000    $215,000
                                         ========    ========      ===         =======    ========

FOR THE YEAR ENDED
 OCTOBER 31, 1994:

   Allowance for doubtful accounts       $215,000    $101,000      $ -         $61,000    $255,000
                                         ========    ========      ===         =======    ========

FOR THE YEAR ENDED
 OCTOBER 31, 1995:

   Allowance for doubtful accounts       $255,000    $558,000      $ -         $46,000    $767,000
                                         ========    ========      ===         =======    ========

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASHWORTH, INC.
                                          (REGISTRANT)

DATE: JANUARY 25, 1996                    BY:      /S/ GERALD W. MONTIEL
                                             ---------------------------------
                                             GERALD W. MONTIEL
                                             CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                  TITLE                      DATE


/S/ GERALD W. MONTIEL           CHIEF EXECUTIVE OFFICER        JANUARY 25, 1996
---------------------------     (PRINCIPAL EXECUTIVE OFFICER)
GERALD W. MONTIEL               PRESIDENT AND
                                CHAIRMAN OF THE BOARD
                                OF DIRECTORS



/S/ JOHN L. ASHWORTH           SENIOR EXECUTIVE VICE PRESIDENT  JANUARY 25, 1996
---------------------------    AND DIRECTOR
JOHN L. ASHWORTH



/S/ A. JOHN NEWMAN             VICE PRESIDENT - FINANCE,        JANUARY 25, 1996
---------------------------    TREASURER, CHIEF FINANCIAL
A. JOHN NEWMAN                 OFFICER (PRINCIPAL FINANCIAL
                               AND ACCOUNTING OFFICER)


/S/ ANDRE P. GAMBUCCI          DIRECTOR                         JANUARY 25, 1996
---------------------------
ANDRE P. GAMBUCCI



/S/ JOHN M. HANSON, JR.        DIRECTOR                         JANUARY 25, 1996
---------------------------
JOHN M. HANSON, JR.