Form 10-Q
period 1996-01-31
ASHWORTH INC
filed 1996-03-18
CIK 820774

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549



                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1996

                                         OR

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
   (State or other jurisdiction of                            (I.R.S. Employee
   incorporation or organization)                           Identification No.)

                                2791 LOKER AVENUE WEST
                                 CARLSBAD, CA 92008
                       (Address of Principal Executive Offices)

                                     (619) 438-6610
                        (Telephone No. Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                         Outstanding

        $.001 par value Common Stock                              12,038,626

                                                       INDEX

                                                                   PAGE

Part I.   Financial Information

Item 1.   Financial Statements.

          Consolidated Balance Sheets                                1
          Consolidated Statements of Income                          2
          Consolidated Statements of Cash Flows                      3
          Notes to consolidated financial statements                 4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              5

Part II.  Other Information                                          7

Signatures                                                           8

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                        January 31          October 31
                                                                            1996                1995
ASSETS


CURRENT ASSETS:
       Cash and cash equivalents                                      $ 1,320,702           $ 1,613,029
       Accounts receivable-Trade                                       14,506,179            10,040,200
       Accounts receivable - Other                                      1,093,333             1,133,771
       Inventories                                                     30,676,800            27,845,721
       Deferred income tax benefit                                      1,779,121             1,684,776
       Income tax refund receivable                                      613,892              1,239,648
       Other current assets                                             1,660,948             1,650,792
                                                                  ---------------       ---------------
              Total current assets                                     51,650,975             45,207,937

PROPERTY, PLANT AND EQUIPMENT                                          15,740,810             13,778,742
       Less--Accumulated depreciation                                   (4,815,263)           (4,169,348)
                                                                  ---------------       ---------------
                                                                       10,925,547             9,609,394

CAPITAL LEASES - EQUIPMENT                                              3,160,333             3,561,512
       Less--accumulated amortization                                   (1,242,912)           (1,401,653)
                                                                  ---------------       ---------------
                                                                        1,917,421             2,159,859

OTHER ASSETS                                                            1,241,072             1,094,834
                                                                  ---------------        --------------
                                                                      $65,735,015           $58,072,024
                                                                        =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                   $11,945,000         $   6,670,000
     Current portion of long-term debt                                  1,556,054             1,557,006
     Accounts payable-trade                                             4,615,655             5,865,878
     Accrued liabilities-
         Salaries and commissions                                       1,205,087               972,094
         Other                                                          2,633,730               926,857
                                                                  ---------------       ---------------
              Total current liabilities                                21,955,526            15,991,835

LONG-TERM DEBT, net of current portion                                  5,696,578             5,195,434

DEFERRED INCOME TAX LIABILITY                                             512,853               494,747

STOCKHOLDERS' EQUITY:
     Common stock                                                         12,039                 11,902
     Capital in excess of par value                                    23,575,553            23,242,390
     Retained earnings                                                 14,130,481            13,296,418
     Deferred compensation                                               (148,015)             (160,702)
                                                                 ----------------      ----------------
                                                                       37,570,058            36,390,008
                                                                 ----------------      ----------------
                                                                      $65,735,015           $58,072,024
                                                                        =========             =========

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                   Three months ended January 31
                                                                     1996                 1995

NET SALES                                                       $17,069,864            $14,590,696

COST OF GOODS SOLD                                               10,469,153              9,093,032
                                                           ----------------       ----------------
       Gross profit                                                6,600,711             5,497,664

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                            4,856,524             3,915,461
                                                            ----------------      ----------------
       Income from operations                                      1,744,187             1,582,203
                                                            ----------------      ----------------
OTHER INCOME (EXPENSE):
       Interest income                                                12,662                22,649
       Interest expense                                             (318,585)             (148,797)
       Other income (expense)                                         (1,237)              (38,753)
                                                            ----------------      ----------------
                                                                    (307,160)             (164,901)
                                                            ----------------      ----------------
       Income before provision for income taxes                    1,437,027             1,417,302

PROVISION FOR INCOME TAXES                                           602,964               611,371
                                                            ----------------      ----------------
       Net income                                                   $834,063              $805,931
                                                                   ==========            ==========

NET INCOME PER COMMON AND
     EQUIVALENT SHARE:
Primary:
     Weighted average shares outstanding                          11,958,206            12,020,191
     Net earnings per share                                        $0.07                 $0.07

Fully diluted:
     Weighted average shares outstanding                          12,032,045            12,020,191
     Net earnings per share                                        $0.07                 $0.07

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         Three months ended January 31,
                                                                       1996                    1995

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                           ($4,835,875)            ($8,524,167)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                              (1,564,944)               (660,452)
     Proceeds from sale of equipment                                           0                       0
                                                                  --------------          --------------
         Net cash used in investing activities                        (1,564,944)               (660,452)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital lease obligations                    (171,771)               (176,665)
     Borrowing on line of credit                                       5,275,000               5,750,000
     Payments on line of credit                                                0                       0
     Borrowing on notes payable
         and long-term debt                                              930,014                       0
     Principal payments on notes payable
         and long-term debt                                             (258,051)               (189,283)
     Proceeds from issuance of common stock                              333,300                 354,800
                                                                  --------------          --------------
         Net cash provided by financing activities                     6,108,492               5,738,852
                                                                  --------------          --------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   (292,327)             (3,445,767)

CASH AND CASH EQUIVALENTS, beginning of period                         1,613,029               5,344,244
                                                                  --------------          --------------
CASH AND CASH EQUIVALENTS, end of period                              $1,320,702              $1,898,477
                                                                        =========               =========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1996

NOTE 1- Basis of Presentation.
     In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

     Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 1995.

NOTE 2 - Inventories.
     Inventories consisted of the following at January 31, 1996, and October 31, 1995:

                                                         January 31,           October 31,
                                                           1996                   1995

              Raw materials                               $ 4,083,191          $ 4,317,017
              Work in Process                               1,864,268            2,839,828
              Finished Goods                               24,729,341           20,688,876
                                                      ---------------      ---------------
                                                          $30,676,800          $27,845,721

                                                            =========            =========

NOTE 3 - Property & Equipment - Leased.
     During the quarter, equipment leases with a capital value of approximately $400,000 expired and were purchased by the Company for the residual values. The original capitalized amounts were transferred to Property and Equipment (Company-owned).

NOTE 4 - Long-Term Debt.
     During the three-month period, long-term debt and the current portion of long-term debt increased by $500,192. The Company entered into two equipment financing agreements, one for $602,513 to purchase warehouse racking and the other for $327,500 to pay for upgrading the AS400 computer. Principal repayments on equipment financing agreements and capital leases were $429,821.

NOTE 5 - Per Share Information.
     Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the conversion of the outstanding dilutive options, all of which are considered to be Common Stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operation.

Results of Operations

       Consolidated sales for the quarter were $17.1 million, an increase of 17% over sales of $14.6 million for the same period in 1995. A higher demand for the Company's products and higher percentage fill rate on shipments to customers were the primary reasons for this increase.
Sales in the Company's main areas of business were as follows:

                                                                     Three months ended January 31,
                                                                      1996                    1995
                                                                             (In Thousands)
Consolidated Sales:
Ashworth Apparel                                                     $12,075                 $11,528
Ashworth Headwear                                                      1,066                     937
Ashworth Footwear                                                        253                     357
                                                                  ----------              ----------
Ashworth Brand Sales                                                  13,394                  12,822
Ashworth Harry Logan Apparel                                           1,228                     615
Ashworth Outlet stores                                                 2,246                   1,073
Ashworth U.K., Ltd.                                                      202                      81
                                                                  ----------              ----------
     Total Consolidated Sales                                        $17,070                 $14,591
                                                                      ======                  ======
Consolidated Sales Analysis - Domestic & Foreign:
Sales from the United States
     Canada                                                        $     959               $     843
     Japan                                                             3,181                   3,885
     Other                                                             1,460                   1,135
                                                                 -----------             -----------
     Total Sales from U.S.                                             5,600                   5,863
     Ashworth U.K., Ltd.                                                 202                      81
                                                                 -----------              ----------
         Total Foreign Sales                                           5,802                   5,944
         Total Domestic Sales                                         11,268                   8,647
                                                                 -----------              ----------
     Total Consolidated Sales                                        $17,070                 $14,591
                                                                      ======                  ======

         The reduction of sales of Ashworth footwear in the 1996 quarter as com-pared to the 1995 quarter is partly a reflection of 1995 footwear sales required to fill distribution channels and the provision of an allowance by the Company for the return of defective and under-performing merchandise.

         Foreign sales were down largely as a result of a decrease in Japan sales. Such decrease was the result primarily of the economic and competitive conditions in the Japanese markets. Management anticipates such conditions will continue to be a factor in sales to customers in Japan during fiscal 1996.

         Gross margin for the quarter was 38.7% compared to 37.7% in the first 1995 fiscal quarter. This improvement arose largely from higher margins on outlet store sales.

         Selling, general and administrative expenses increased to 28.5% of net sales in the quarter compared with 26.8% in 1995. This increase resulted mainly from the cost of promotional giveaways of the Company's product, higher sales commissions, and an increase in the cost of compensating the golf professionals who endorse the Company's products.

         Other income (expense) shows a net increase in expense of $142,259 for the quarter. A major part of this increase is attributable to the interest on borrowing on the bank line of credit.

         Management does not anticipate a major increase in sales for the fiscal quarter ending April 30, 1996 as compared to sales for the same quarter in 1995. This is due in part to the discontinuance of the women's line, which contributed approximately $1.7 million to sales in the 1995 quarter. Sales in footwear will also be lower in the 1996 quarter. Sales of footwear in the 1995 quarter were $2.3 million, but approximately $1.3 million of such sales were experienced in filling the distribution channels.

FINANCIAL CONDITION

         On March 15, 1996, the Company entered into a new business loan agree-ment with Bank of America which runs through February 28, 1997. The agreement provides a working capital line of credit collateralized by substantially all of the Company's assets and those of its subsidiaries. The line of credit amount is the lesser of $17,000,000 and the borrowing base. The borrowing base is the sum of (a) 75% of acceptable receivables and (b) 30% of acceptable inventory and, through August 31, 1996, 15% of inventory segregated for sales through the outlet stores, subject to borrowings against the inventory base being no greater than the borrowings against the receivables base. At January 31, 1996, borrow-ings against the old line of credit were $11,945,000, compared to borrowings of $6,670,000 at October 31, 1995. The maximum borrowing amount permitted under the line at January 31, 1996, was $13,000,000. During the January quarter, the Company did not achieve the required quick ratio or tangible net worth amount, but the bank has granted a waiver for these violations.

        Trade receivables were $14,506,000 at January 31, 1996, an increase of $4,466,000 over the balance at October 31, 1995. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $13,763,000 at January 31, 1995, rather than the balance at October 31, 1995. This shows an increase of 5.4% in receivables compared with an increase of 17% in sales over the prior year's first quarter.

         Inventory for the first quarter of fiscal 1996 increased to $30.7 million from $27.8 million at October 31, 1995, an increase of 10.2%. Management believes the inventory levels are higher than needed for anticipated sales and is taking action to reduce the inventory throughout the 1996 fiscal year, largely through outlet store sales. Such steps could have an adverse effect on gross margins.

         Share capital and capital in excess of par value increased by $333,300 during the three months from October 31, 1995. This increase resulted from the exercise of options for 137,000 shares of Common Stock.

         During the quarter, management negotiated a termination agreement with its distributor in Europe. In consideration for the rights to the distributor's customer base and customer orders already booked for spring and summer 1996, the Company paid $200,000 in January 1996 and will pay up to $75,000 in each of the calendar years 1997 and 1998.

Part II.      Other Information

Item 1.       Legal Proceedings.

       There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended January 31, 1996.

Item 2.       Changes in Securities - None.

Item 3.       Defaults upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits and Reports on Form 8-K.

Exhibit No.                             Description of Exhibit

27            Financial Data Schedule.

Form 8-K:

         No reports on Form 8-K were filed by the Company during the first quarter of the fiscal year ended October 31, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Ashworth, Inc


Date: March 15, 1996                         By:/s/ Gerald W. Montiel
                                             Gerald W. Montiel
                                             Chairman of Board of Directors,
                                             President and
                                             Chief Executive Officer


Date: March 15, 1996                         By:  /s/ John Newman
                                             John Newman
                                             Chief Financial Officer and
                                             Chief Accounting Officer