Form 10-Q
period 1996-04-30
ASHWORTH INC
filed 1996-06-14
CIK 820774

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                            Washington, D.C. 20549



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1996

                                                     OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ___________

                  Commission file number: 0-18553

                           Ashworth, Inc.

Delaware                                                  84-1052000
(State or other                                           (I.R.S. Employee
jurisdiction of                                           Identification No.)
incorporation or organization)

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Title                                 Outstanding at May 31, 1996

$.001 par value Common Stock                        12,040,626

                                      INDEX

                                                                          PAGE

Part I.  Financial Information

Item 1.  Financial Statements.

     Consolidated Balance Sheets                                          1
     Consolidated Statements of Income                                    2
     Consolidated Statements of Cash Flows                                3

     Notes to consolidated financial statements                           4

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        5

Part II.  Other Information                                               7

Signature                                                                 8

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                          April 30                   October 31
                                                                          1996                         1995

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 1,570,304                 $ 1,613,029
     Accounts receivable-trade                                          19,900,506                  10,040,200
     Accounts receivable - other                                           900,608                   1,133,771
     Inventories                                                        26,540,789                  27,845,721
     Deferred income tax benefit                                         1,693,062                   1,684,776
     Income tax refund receivable                                                0                   1,239,648
     Other current assets                                                1,715,274                   1,650,792
                                                                        ----------                  ----------
     Total current assets                                               52,320,543                  45,207,937

PROPERTY AND EQUIPMENT                                                  17,170,349                  13,778,742
     Less accumulated depreciation                                      (5,695,699)                 (4,169,348)
                                                                        ----------                  ----------
                                                                        11,474,650                   9,609,394

CAPITAL LEASES - EQUIPMENT                                               1,971,533                   3,561,512
     Less accumulated amortization                                        (885,753)                 (1,401,653)
                                                                        ----------                  ----------
                                                                         1,085,780                   2,159,859

OTHER ASSETS                                                             1,035,509                   1,094,834
                                                                       -----------                 -----------
                                                                       $65,916,482                 $58,072,024
                                                                        ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                      $9,900,000               $   6,670,000
     Current portion of long-term debt                                   1,555,985                   1,557,006
     Accounts payable-trade                                              3,649,695                   5,865,878
     Income tax payable                                                    801,574                           0
     Accrued salaries and commissions                                    1,183,368                     972,094
     Accrued liabilities\- other                                         2,104,509                     926,857
                                                                        ----------                  ----------
     Total current liabilities                                          19,195,131                  15,991,835

LONG-TERM DEBT, less current portion                                     6,074,550                   5,195,434

DEFERRED INCOME TAX LIABILITY                                              535,872                     494,747

STOCKHOLDERS' EQUITY:
     Common stock                                                           12,041                      11,902
     Capital in excess of par value                                     23,586,551                  23,242,390
     Retained earnings                                                  16,647,666                  13,296,418
     Deferred compensation                                                (135,329)                   (160,702)
                                                                       -----------                 -----------
Total stockholders' equity                                              40,110,929                  36,390,008
                                                                       -----------                 -----------

                                                                       $65,916,482                $58,072,024
                                                                        ==========                  ==========

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                              Three Months                            Six Months
                                                            ended April 30                        ended April 30
                                                  1996                   1995                 1996                 1995
NET SALES                                       $26,355,684           $26,438,854            $43,425,548            $41,029,549

COST OF GOODS SOLD                               15,400,546            17,403,588             25,869,699             26,496,620
                                                 -----------           -----------           -----------            -----------
     Gross profit                                 10,955,138             9,035,266            17,555,849             14,532,929

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                            6,499,782            5,833,853              11,356,306             9,749,313
                                                 -----------           -----------           ------------            ----------
     Operating profit                              4,455,356            3,201,413               6,199,543             4,783,616

OTHER INCOME (EXPENSE):
     Interest income                                  9,752                 5,586                 22,414                 28,234
     Interest expense                              (379,501)             (326,896)              (698,086)              (475,693)
     Other income (expense)                         (33,247)               33,812                (34,484)                (4,940)
                                                 -----------           ----------             -----------            -----------
     Total other
         income (expense)                          (402,996)             (287,498)              (710,156)              (452,399)

     Net profit before
        income tax                                4,052,360             2,913,915              5,489,387              4,331,217

INCOME TAX PROVISION                              1,535,175             1,103,778              2,138,139              1,715,149
                                                 -----------           -----------            -----------            -----------
     Net earnings                                $2,517,185            $1,810,317             $3,351,248             $2,616,068
                                                 ==========             =========             ==========             ==========

NET INCOME PER COMMON AND
COMMON SHARE EQUIVALENT:

Primary:
     Weighted average shares
     outstanding                                 12,232,755            12,187,819             12,061,644             12,087,874
Net earnings per share                                $0.21                 $0.15                  $0.28                  $0.22

Fully Diluted:
     Weighted average shares
     outstanding                                 12,232,755            12,472,229             12,120,697             12,339,795

Net earnings per share                                $0.21                 $0.15                  $0.28                  $0.21


ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                             Six months ended April 30
                                                                                1996                          1995

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                                       ($2,655,242)             ($14,355,980)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                          (1,839,878)               (1,017,285)
     Proceeds from sale of equipment                                                       0                     2,800
                                                                                  ----------                ----------
     Net cash used in investing activities                                        (1,839,878)               (1,014,485)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                          344,300                 1,102,132
     Proceeds from revolving line of credit                                       16,905,000                19,900,000
     Principal payments on
         revolving line of credit                                                (13,675,000)               (9,125,000)
     Proceeds from long-term borrowings                                            1,930,013                         0
     Principal payments on long-term debt                                           (570,040)                 (381,323)

     Principal payments on
         capital lease obligations                                                  (481,878)                 (352,712)
                                                                                   ---------                ----------
     Net cash provided by
         financing activities                                                      4,452,395                11,143,097
                                                                                   ---------                ----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                (42,725)               (4,227,368)

CASH AND CASH EQUIVALENTS,
     beginning of period                                                           1,613,029                 5,344,244
                                                                                  ----------                ----------
CASH AND CASH EQUIVALENTS,
     end of period                                                                $1,570,304                $1,116,876
                                                                                  ==========                ==========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1996

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

NOTE 2 - Inventories.
     Inventories consisted of the following at April 30, 1996, and October 31, 1995:

                                                                      April 30                    October 31,
                                                                       1996                          1995
              Raw materials                                             $ 3,123,436                 $ 4,317,017
              Work in Process                                               885,797                   2,839,828
              Finished Goods                                             22,531,556                  20,688,876
                                                                        -----------                 -----------
                                                                        $26,540,789                 $27,845,721

                                                                         ==========                  ==========

NOTE 3 - Property & Equipment - Leased.
     During the six month period, equipment leases with an original capital value of $1,585,628 expired, or were soon to expire, and were purchased for their residual values. The original capitalized amounts were transferred to Property and Equipment (Company-owned).


NOTE 4 - Long-Term Debt.
     During the six month period, long-term debt and the current portion of long-term debt increased by $878,095. The Company entered into three equipment financing agreements, one for $602,513 to purchase warehouse racking, one for $327,500 to pay for upgrading the AS400 computer, and another for $1,000,000 for embroidery machines and equipment and for warehouse racking. Principal repayments on equipment financing agreements and capital leases were $1,051,918.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Consolidated sales for the quarter were $26,355,684, compared to sales of $26,438,854 for the same period in 1995. Adjusting for the discontinuation, in fiscal 1995, of the Women's and Kid's divisions, sales increased 6.5% to $26,355,684 from $24,738,392 in the April quarter 1995. This increase was primarily due to increased sales volume.

                                                                 Apr Qtr 1996                     Apr Qtr 1995
                                                                 ------------                     ------------

Consolidated Sales:
Ashworth Golf Apparel                                             $16,135,521                      $17,532,566
Ashworth Golf Headwear                                              1,100,845                        1,174,552
Ashworth Golf Footwear                                                820,912                        2,302,131
                                                              ---------------                  ---------------
Ashworth Golf Sales                                                18,057,278                       21,009,249
Ashworth Harry Logan Division                                       2,096,335                        1,625,989
Ashworth Factory Stores                                             2,399,797                        1,073,641
Ashworth U.K., Ltd.                                                 3,802,274                        2,729,975
                                                              ---------------                  ---------------

Consolidated Sales                                                $26,355,684                      $26,438,854
      Less Women's & Kids                                                   0                        1,700,462
                                                                   ----------                  ---------------
Sales excluding Women's & Kids                                    $26,355,684                      $24,738,392
                                                                   ==========                       ==========

Consolidated Sales Analysis - Domestic & Foreign:

Sales from the United States
      Canada                                                         $173,330                         $463,058
      Japan                                                           146,366                          659,394
      Other                                                         1,142,540                        1,127,685
                                                                -------------                    -------------
Sales from the U.S.                                                 1,462,236                        2,250,137
Ashworth U.K., Ltd.                                                 3,802,274                        2,729,975
                                                                -------------                    -------------
Foreign Sales                                                       5,264,510                        4,980,112





Domestic Sales                                                     21,091,174                       21,458,742
                                                              ---------------                    -------------
Consolidated Sales                                                $26,355,684                      $26,438,854
      Less Women's & Kid's                                                  0                        1,700,462
                                                              ---------------                  ---------------
Sales excluding Women's & Kid's                                   $26,355,684                      $24,738,392
                                                                    =========                        =========

         Sales for the Ashworth Harry Logan division grew 29% in the quarter to $2,096,335 from $1,625,989 in the second quarter of 1995. With a growing interest in the game of golf, and a trend towards casual dress in the workplace, management believes that the Ashworth Harry Logan division has an excellent opportunity for growth. To help accelerate sales in this division, the Company plans to launch a "shop within a shop" fixture program for 1997. Although there can be no assurance that the goal can be reached, the Company's goal is to have 60 of these "Golfman Shops" in place by the Spring of 1997.

         Domestic sales of Ashworth golf apparel, after adjusting for the discontinuation of the Women's and Kid's divisions, increased 5% in the quarter to $14,967,959 as compared to $14,194,483 in the second quarter of 1995. This sales increase was largely the result of a better customer order fill rate.

         Domestic sales of Ashworth golf footwear were $762,214 in the quarter down from $1,917,068 in the same quarter of 1995. The higher sales figures in the second quarter 1995 largely reflected the shipment of initial stocking inventories for this new division.

         The Company's Factory Store sales increased to $2,399,797 in the quarter up from $1,073,641 in the comparable quarter of the prior year. This increase primarily resulted from the addition of four new stores since April 1995, from volume increases in the older stores, and from a small increase in the average unit price. Except for opening an additional store in 1996, the Company does not plan any major expansion of its Factory Store business in the future.

         In a continued effort to build the Ashworth brand into a global apparel brand, the Company, during the quarter, acquired Ashworth Europe, the Company's European distributor. Ashworth U.K., Ltd., a wholly-owned subsidiary of Ashworth, Inc., will ship all Ashworth products for continental Europe from its distribution center in England.

         Management anticipates that sales for the second half year will be approximately the same as they were in the second half of fiscal 1995, despite the discontinuance of the Women's and Kid's divisions which had sales of approximately $1.0 million in the May through October 1995 period.

         Gross margin for the quarter was 41.6% compared to 34.2% in the second quarter of 1995. The gross margin for the April quarter 1995 was impacted by management's decision to discontinue the women's and kid's divisions and to make an increase of $1,800,000 in the reserve for excess and obsolete inventory. This resulted in a charge to Cost of Sales of $1,800,000 which reduced the 1995 second quarter gross margin by 6.8%.

         Selling, General and Administrative expenses increased to 24.7% of net sales in the quarter compared with 22.1% in the April quarter 1995. This increase resulted mainly from the expense of sales and marketing activities in the U.S. and in Europe, an increase in the cost of compensating the golf professionals who endorse the Company's products, higher total sales commissions, the addition of a new distribution facility, and employment severance expenses.

         Other income (expense) shows a net increase in expense of $115,498 for the quarter. The major part of this is attributable to a loss on currency transactions between Ashworth, Inc. and Ashworth U.K., Ltd. In the April quarter 1996, the Company experienced a currency loss of $23,547 on its inter-company transactions compared to a currency gain of $66,728 in the same quarter a year earlier.

Financial Condition

         The Company has a working capital line of credit with Bank of America. At April 30, 1996, borrowings against the line were $9,900,000 as compared to $6,670,000 at October 31, 1995, and $10,775,000 at April 30, 1995. At June 5,
1996, repayments by the Company had reduced the balance outstanding to $5,675,000. The current available line of credit is $15,000,000. Management believes that the line of credit base is adequate for the remainder of the 1996 fiscal year.

         Trade receivables were $19.9 million at April 30, 1996, an increase of $9.9 million over the balance at October 31, 1995. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $24.4 million at April 30, 1995, rather than the balance at October 31, 1995. Despite sales being $26.4 million for both 1995 and 1996 second quarters, trade receivables as of April 30, 1996, were 18.3% lower than trade receivables as of April 30, 1995.

         Inventory decreased to $26.5 million from $27.8 million at October 31, 1995, a reduction of 4.7%. Management believes that the inventory level is still higher than needed for anticipated sales and is taking action to reduce the inventory, largely through its Factory stores.

Part II.          Other Information

Item 1.           Legal Proceedings.

         There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended April 30, 1996.

Item 2.           Changes in Securities - None.

Item 3.           Defaults upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders

April 23, 1996 - Annual Meeting:

(1)      Director elected at the meeting:
                  Gerald W. Montiel
                  Number of votes FOR                                      11,155,952
                  Number of votes WITHHELD                                 260,137

         Each other director whose term of office as a director continued after the meeting:
                  John L. Ashworth
                  Andre P. Gambucci
                  John M. Hanson, Jr.

(2)      Other matters voted upon at the meeting:

         To ratify the  appointment by the Board of Directors of Arthur Andersen
         & Co as the Company's  independent  public  accountants  for the fiscal year ending October 31, 1996.
                  Number of affirmative votes                              11,312,344
                  Number of negative votes                                     58,682

Item 5.           Other Information - None.

Item 6.           Exhibits and Reports on Form 8-K.

Exhibit No.                             Description of Exhibit

10(r)(1) Business Loan Agreement dated March 18, 1996, between the Registrant and Bank of America, expiring February 28, 1997. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $17,000,000 collateralized by the assets of the Company and its subsidiaries.

27            Financial Data Schedule.

Form 8-K:

         No reports on Form 8-K were filed by the Company during the second quarter of the fiscal year ended October 31, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ashworth, Inc


Date: June 14, 1996                     By:__/s/ Gerald W. Montiel_________
                                        ---------------------
                                        Gerald W. Montiel
                                        Chairman of Board of Directors,
                                        President and
                                        Chief Executive Officer


Date: June 14, 1996                     By:__/s/ John Newman_____________
                                        ---------------
                                        John Newman
                                        Chief Financial Officer and
                                        Chief Accounting Officer
                            -12-