Form 10-Q
period 1996-07-31
ASHWORTH INC
filed 1996-09-06
CIK 820774

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended July 31, 1996

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

                    Title                      Outstanding at September 5, 1996

        $.001 par value Common Stock                        12,040,626

                                                       INDEX

                                                                        PAGE

Part I.        Financial Information

Item 1.        Financial Statements.

         Consolidated Balance Sheets                                       1
         Consolidated Statements of Income                                 2
         Consolidated Statements of Cash Flows                             3

         Notes to consolidated financial statements                        4

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               5

Part II.  Other Information                                                7

Signature                                                                  8

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                        July 31             October 31
                                                                         1996                  1995
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                       $ 1,569,116            $ 1,613,029
       Accounts receivable-trade                                        15,029,927             10,040,200
       Accounts receivable-other                                           231,187              1,133,771
       Inventories                                                      24,939,573             27,845,721
       Deferred income tax benefit                                       1,137,946              1,684,776
       Income tax refund receivable                                        624,146              1,239,648
       Other current assets                                              1,623,862              1,650,792
                                                                       -----------            -----------
       Total current assets                                             45,155,757             45,207,937

PROPERTY AND EQUIPMENT                                                  17,440,244             13,778,742
       Less accumulated depreciation                                    (6,147,810)            (4,169,348)
                                                                       -----------            -----------
                                                                        11,292,434              9,609,394

CAPITAL LEASES - EQUIPMENT                                               1,974,414              3,561,512
       Less accumulated amortization                                      (959,942)            (1,401,653)
                                                                       -----------            -----------
                                                                         1,014,472              2,159,859

OTHER ASSETS                                                               968,480              1,094,834
                                                                       -----------            -----------
                                                                       $58,431,143            $58,072,024
                                                                       ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable                                                   $ 3,725,000            $ 6,670,000
       Current portion of long-term debt                                 1,469,915              1,557,006
       Accounts payable-trade                                            2,519,163              5,865,878
       Income tax payable                                                        0                      0
       Accrued salaries and commissions                                  1,173,411                972,094
       Accrued liabilities-other                                         2,922,137                926,857
                                                                       -----------            -----------
              Total current liabilities                                 11,809,626             15,991,835

LONG-TERM DEBT, less current portion                                     5,741,306              5,195,434

DEFERRED INCOME TAX LIABILITY                                              558,394                494,747

STOCKHOLDERS' EQUITY:
       Common stock                                                         12,041                 11,902
       Capital in excess of par value                                   23,586,551             23,242,390
       Retained earnings                                                16,845,866             13,296,418
       Deferred compensation                                              (122,641)              (160,702)
                                                                       -----------            -----------
Total stockholders' equity                                              40,321,817             36,390,008
                                                                       -----------            -----------
                                                                       $58,431,143            $58,072,024
                                                                       ===========            ===========

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 Three months ended July 31                 Nine months ended July 31
                                                  1996                 1995                 1996                1995

NET SALES                                        $17,883,768         $20,385,985           $61,309,316        $61,415,534

COST OF GOODS SOLD                                11,191,121          12,764,800            37,060,820         39,261,421
                                                 -----------         -----------           -----------        -----------
     Gross profit                                  6,692,647           7,621,185            24,248,496         22,154,113

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                            6,125,132           5,960,483            17,481,438         15,709,794
                                                 -----------         -----------            ----------        -----------
     Operating profit                                567,515           1,660,702             6,767,058          6,444,319

OTHER INCOME (EXPENSE):
     Interest income                                   6,048              12,428                28,462             40,662
     Interest expense                               (262,668)           (322,142)             (960,754)          (797,835)
     Other income (expense)                           84,471             (13,146)               49,987            (18,066)
                                                 -----------         -----------            ----------         ----------
     Total other income
      (expense)                                     (172,149)           (322,860)             (882,305)          (775,259)

     Net profit before
        income tax                                   395,366           1,337,842             5,884,753          5,669,060

INCOME TAX PROVISION                                 197,166             529,625             2,335,305          2,244,774
                                                 -----------         -----------            ----------        -----------
     Net earnings                                $   198,200         $   808,217           $ 3,549,448        $ 3,424,286
                                                 ===========         ===========           ===========        ===========

NET INCOME PER COMMON AND
COMMON SHARE EQUIVALENT:

Primary:
Weighted average shares
     outstanding                                  12,154,206          12,235,566            12,093,234         12,137,042
Net earnings per share                                 $0.02               $0.07                 $0.29              $0.28

Fully Diluted:
Weighted average shares
     outstanding                                  12,154,206          12,236,827            12,093,053         12,109.560
Net earnings per share                                 $0.02               $0.07                 $0.29              $0.28

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Nine months ended July 31
                                                                     1996                        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                           $ 4,207,779               ($ 8,812,347)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                              (2,111,474)                (1,599,774)
     Proceeds from sale of equipment                                       1,701                      2,800
                                                                     -----------                -----------
     Net cash used in investing activities                            (2,109,773)                (1,596,974)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                              344,300                    964,355
     Proceeds from revolving line of credit                           19,630,000                 10,775,000
     Principal payments on revolving
         line of credit                                              (22,575,000)                (5,050,000)
     Proceeds from long-term borrowings                                1,930,013                    713,323
     Principal payments on long-term debt                               (896,457)                  (569,229)
     Principal payments on
         capital lease obligations                                      (574,775)                  (528,727)
                                                                     -----------                -----------
     Net cash provided by
         financing activities                                         (2,141,919)                 6,304,722
                                                                     -----------                -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    (43,913)                (4,104,599)

CASH AND CASH EQUIVALENTS,
     beginning of period                                               1,613,029                  5,344,244
                                                                     -----------                -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 1,569,116                $ 1,239,645
                                                                     ===========                ===========

ASHWORTH, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1996

NOTE 1 - Basis of presentation.
     In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 - Inventories.
     Inventories consisted of the following at July 31, 1996, and October 31, 1995.

                                                               July 31                 October 31
                                                                1996                      1995
         Raw material                                          $ 3,824,138            $ 4,317,017
         Work in process                                           905,499              2,839,828
         Finished goods                                         20,209,936             20,688,876
                                                               -----------            -----------
                                                               $24,939,573            $27,845,721
                                                               ===========            ===========

NOTE 3 - Property and Equipment - Leased or Financed.
     During the nine month period, equipment leases with an original capital value of $1,585,628 expired, or were soon to expire, and were purchased for their residual values. The original capitalized amounts were transferred to Property and Equipment - Company-owned.

NOTE 4 - Long term debt.
     During the nine month period, long term debt and the current portion of long term debt increased by $458,781. The Company entered into three equipment financing agreements, one for $602,513 to purchase warehouse racking, one for $327,500 to pay for upgrading the AS400 computer, and another for $1,000,000 for embroidery machines and equipment and for warehouse racking. Principal repayments on equipment financing agreements and capital leases were $1,471,232.

NOTE 5- Per share information.
     Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the conversion of the outstanding dilutive options, all of which are considered to be Common Stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Consolidated sales for the quarter were $17,883,768 compared to sales of $20,385,985 for the same period in 1995. After adjusting for the discontinuation of the Women's and Kids' divisions in fiscal 1995, sales decreased 8.4% to $17,883,768 from $19,526,963. This decrease was primarily due to a decrease in the volume of sales.

     Sales for the nine months were $61,309,316 compared to sales of $61,415,534 for the first nine months of fiscal 1995.After adjusting for the discontinuation of the Women's and Kids' divisions, sales increased 5.6% to $61,309,316 from $58,068,460 in 1995.

                                                                               Quarter ended July 31
                                                                               1996              1995
     CONSOLIDATED SALES:
     Ashworth golf apparel                                                  $11,993,332         $15,603,654
     Ashworth golf headwear                                                     961,618           1,068,298
     Ashworth golf footwear                                                     219,200             628,201
                                                                            -----------         -----------
     Ashworth golf sales                                                     13,174,150          17,300,153
     Ashworth Harry Logan division                                            1,166,248             744,576
     Ashworth Factory stores                                                  2,699,783           1,536,354
     Ashworth U.K., Ltd                                                         843,587             804,902
                                                                            -----------         -----------
     Consolidated Sales                                                      17,883,768          20,385,985
         Less Women's & Kids'                                                         0             859,022
                                                                            -----------         -----------
     Sales excluding Women's & Kids'                                        $17,883,768         $19,526,963
                                                                            ===========         ===========

     CONSOLIDATED SALES ANALYSIS - FOREIGN & DOMESTIC:

     Sales from the United States
         Canada                                                             $    79,979         $      (252)
         Japan                                                                2,438,286           2,981,579
         Other                                                                2,378,237             983,548
                                                                            -----------         -----------
     Sales from the U.S.                                                      4,896,502           3,964,875
     Ashworth UK Ltd                                                            843,587             804,902
                                                                            -----------         -----------
     Foreign sales                                                            5,740,089           4,769,777
     Domestic sales                                                          12,143,679          15,616,208
                                                                            -----------         -----------
     Consolidated Sales                                                      17,883,768          20,385,985
         Less Women's & Kids'                                                         0             859,022
                                                                            -----------         -----------
     Sales excluding Women's & Kids'                                        $17,883,768         $19,526,963
                                                                            ===========         ===========

                                                                             Nine months ended July 31
                                                                               1996              1995
     CONSOLIDATED SALES:
     Ashworth golf apparel                                                  $40,203,679          $44,572,341
     Ashworth golf headwear                                                   3,128,696            3,180,462
     Ashworth golf footwear                                                   1,293,056            3,379,035
                                                                            -----------          -----------
     Ashworth golf sales                                                     44,625,431           51,131,838
     Ashworth Harry Logan division                                            4,491,075            2,985,228
     Ashworth Factory stores                                                  7,345,438            3,682,859
     Ashworth UK Ltd                                                          4,847,372            3,615,609
                                                                            -----------          -----------
     Consolidated Sales                                                      61,309,316           61,415,534
     Less Women's & Kids'                                                             0            3,347,074
                                                                            -----------          -----------
     Sales excluding Women's & Kids'                                        $61,309,316          $58,068,460
                                                                            ===========          ===========

     CONSOLIDATED SALES ANALYSIS - FOREIGN & DOMESTIC:

     Sales from the United States
         Canada                                                             $ 1,211,851          $ 1,305,681
         Japan                                                                5,766,081            7,526,022
         Other                                                                4,298,068            3,246,121
                                                                            -----------          -----------
     Sales from the U.S.                                                     11,276,000           12,077,824
     Ashworth UK Ltd                                                          4,847,372            3,615,609
                                                                            -----------          -----------
     Foreign sales                                                           16,123,372           15,693,433
     Domestic sales                                                          45,185,944           45,722,101
                                                                            -----------          -----------
     Consolidated Sales                                                      61,309,316           61,415,534
         Less Women's & Kids'                                                         0            3,347,074
                                                                            -----------          -----------
     Sales excluding Women's & Kids'                                        $61,309,316          $58,068,460
                                                                            ===========          ===========

     Sales for the Ashworth Harry Logan division increased in the quarter to $1,166,248 from $744,576 in the third quarter of 1995, primarily from increased volume.

     Domestic sales of Ashworth golf apparel and hats, after adjusting for the discontinuation of the Women's and Kid' divisions, decreased in the quarter to $8,814,054 from $11,875,386 in the same quarter of fiscal 1995. The lower sales volume is attributable to poor weather in late Spring, largely in the Mid-West and in the East, which resulted in fewer re-orders, and to management's more conservative approach to production for the Fall collections which resulted in an early sell-out of the Fall lines.

     Domestic sales of Ashworth golf footwear declined in the quarter to $166,764 from $622,217 in the same quarter of 1995. Management believes that the higher sales in the July quarter 1995 were a continuation of initial stocking by its customers. For 1997, the Company is introducing a lower priced retail line which
                                                        -6-
management believes will increase sales by appealing to a broader consumer base.

     The Company's factory outlet store sales increased to $2,699,783 in the quarter from $1,536,353 in the comparable quarter of the prior year. This increase primarily resulted from volume increases. Additionally, ten stores were in operation in the July 1996 quarter compared to nine in the July 1995 quarter. The Company will open an eleventh store in September 1996, in Las Vegas, Nevada.

     Management believes that sales for the fourth quarter of the year will be approximately the same as they were in the fourth quarter of fiscal 1995.

     Gross margin was 37.4% for the third quarter of both fiscal 1996 and 1995. Gross margin for the July quarter 1995 would have been 39.8% had it not been for an increase of $500,000 in the inventory reserve. The gross margin for the July quarter 1996 would have been higher but for somewhat larger discounts on sales of Ashworth golfwear and Ashworth Harry Logan and a lower margin on sales by Ashworth UK Ltd. Additionally, in an effort to decrease inventory levels, the Company reduced selling prices at its factory outlet stores during the quarter.

     Selling, general and administrative expenses increased to 34.2% of net sales in the quarter compared with 29.2% in the July quarter 1995 largely as a result of a decrease in sales. Actual expenses were $6,125,132 for the quarter compared to $5,960,483 in the July quarter 1995, an increase of 2.8%. This increase resulted mainly from the expense of sales and marketing activities in the U.S. and in Europe, an increase in the cost of compensating the golf professionals who endorse the Company's products, and employment severance expenses.

     Other income (expense) shows a net decrease in expense of $150,711 for the quarter. The major part of this is attributable to a gain on currency transactions between Ashworth, Inc. and Ashworth U.K., Ltd. In the July quarter 1996, the Company experienced a currency gain of $87,301 on its inter-company transactions compared to a currency loss of $31,178 in the same quarter a year earlier.

Financial Condition

     Cash flows from operating activities were a positive $4.2 million compared with a negative $8.8 million in the first nine months of 1995. Inventory levels for the nine months declined by $2.9 million in contrast to the first nine months of 1995 when inventory increased by $3.7 million. The accounts receivable (trade and other) balance increased by only $4.1 million in the first nine months compared to an increase of $9.6 million in the first nine months of 1995. The reduction in inventory and the slower build up of receivables combined to produce a positive, year on year, swing of $12.1 million.

     The Company has a working capital line of credit with Bank of America. At July 31, 1996, borrowings against the line were $3,725,000 compared to $6,670,000 at October 31, 1995, and $5,725,000 at July 31, 1995. At August 27,
1996, repayments by the Company had reduced the balance outstanding to $2,300,000. The line of credit agreement contains certain financial covenants. During the 1996 third fiscal quarter, the Company was in compliance with the quick ratio requirement as of May 31 and July 31, 1996 but was not in compliance with such requirement as of June 30, 1996. Additionally, the Company was in compliance with the tangible net worth requirement at May 31 and June 30, 1996, but its tangible net worth at July 31, 1996, was $351,000 under the required net worth. The bank has granted a waiver of the noncompliance with the financial covenants of the agreement.

     Trade receivables were $15.0 million at July 31, 1996, an increase of $5.0 million over the balance at October 31, 1995. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $18.4 million at July 31, 1995, rather than the balance at October 31, 1995. This shows a decrease of 18.4% in receivables compared to a decrease in sales of 12.3%.

     Inventory decreased to $24.9 million from $27.8 million at October 31, 1995, a reduction of 10.4%. Management believes that the inventory level is still higher than needed for anticipated sales. Action is being taken to reduce the inventory largely through sales at the Company's factory outlet stores and by timing the delivery of finished goods to coincide more accurately with the Company's own shipping schedules to its customers.

Part II.      Other Information

Item 1.       Legal Proceedings.

       There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended July 31, 1996.

Item 2.       Changes in Securities - None.

Item 3.       Defaults upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits and Reports on Form 8-K.

Exhibit No.                             Description of Exhibit

27                       Financial Data Schedule.

Form 8-K:

         No reports on Form 8-K were filed by the Company during the third quarter of the fiscal year ended October 31, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ashworth, Inc


Date: September 5, 1996                   By:__/s/ Gerald W. Montiel_________
                                          Gerald W. Montiel
                                          Chairman of Board of Directors,
                                          President and
                                          Chief Executive Officer


Date: September 5, 1996                   By:__/s/ John Newman_____________
                                          John Newman
                                          Chief Financial Officer and
                                          Chief Accounting Officer