Form 10-K
period 1996-10-31
ASHWORTH INC
filed 1997-01-29
CIK 820774

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of January 8, 1997, was $74,231,151 based upon the last reported sale price of the Company's Common Stock as reported by the NASDAQ National Market System.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
               Title                                         Outstanding
Common Stock, $.001 Par Value                                12,179,626

                                    DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I
Item 1.  BUSINESS
                       GENERAL DESCRIPTION OF THE COMPANY

                                                GENERAL DESCRIPTION

         Ashworth, Inc., based in Southern California was incorporated in Delaware on March 19, 1987. It changed its corporate name from Charter Golf, Inc. to Ashworth, Inc. on April 6, 1994. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and shoes under the Ashworth(R) label. The Ashworth products have been retailed in golf pro shops, resorts and in the international market, and at better department and specialty retail stores.

         The Company has wholly owned subsidiaries which own and operate the company stores. A wholly owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. Ashworth, Inc. and its wholly owned subsidiary, Ashworth U.K., Ltd., are partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention.

                                         NARRATIVE DESCRIPTION OF BUSINESS

         At  its   inception,   the  Company   began   designing  and  marketing
classically-styled, natural fiber golfwear distributed in the United States under the Ashworth(R) brand exclusively to golf pro shops and resort. The Company has been credited with developing the new look in golfwear over the past nine years, using natural fibers and a loose relaxed fit emphasizing quality in product and presentation, which are now industry standards. Its golf lifestyle apparel is aimed at predominately the younger active male consumer in the middle/upper middle income range and is priced in the middle to upper middle price range for golf apparel. For the past four years, Ashworth has been the leading golf apparel line sold at pro shops in the United States with a market share of approximately 10%.

                                                 ASHWORTH PRODUCTS

         All Ashworth products are designed in-house. The Company designs two Spring, two Summer, two Fall, one Resort and one Holiday line per year. Each line consists of approximately 30 to 60 styles. Product design is largely one of classic, timeless designs with an emphasis on quality and natural fibers.

         Through the fall lines of 1996, the Company designed two labels, Ashworth and Ashworth Harry Logan(R). The Ashworth label products were sold to golf pro shops with the Ashworth Harry Logan line sold to the department and speciality store trade. Going forward, the Company will continue to design some different product for the department store trade, however, the label will be Ashworth. This will provide management with better control over inventory, design and distribution costs.

         The Company's line consists of knit and woven shirts, pullovers, sweaters, vests, pants, shorts, hats, shoes and accessories. In 1996, the Company designed the new Weather Systems(TM) collection. These products are made largely of micro fibers and are produced for a variety of weather conditions including cold and rainy as well as hot and humid.

         Going forward, the Company intends to place less emphasis on growing its golf shoe business, in an effort to improve inventory turns and reduce costs. The product focus on shoes will be in casual and golf training shoes rather than spiked golf shoes.

         In 1996, the Company introduced for the first time a new Basics line which consists of shirts, pants and shorts. This line consists of popular styles and colors which do not change significantly from year to year in customer preference. This line is projected to be the Company's highest volume line in 1997.

                                               DISTRIBUTION CHANNELS

         The Company distributes and sells its products through the following four channels of distribution.

Golf Pro Shops and Resorts

         The Company's core business is selling to golf pro shops located at golf courses. According to surveys by GOLF PRO MAGAZINE, the Company is the leading golf apparel company in golf pro shops in the United States with an approximately 10% market share. The Company presently distributes to pro shops in all 50 states.

Department Stores and Specialty Stores

         The Company presently sells its products to selected upscale department and specialty stores which include Nordstrom, Dillards, Parisians, Dayton Hudson, and Saks Fifth Avenue.

International Market

         The Company operates a wholly owned subsidiary in Essex England that distributes Ashworth products to customers in the United Kingdom and other European countries such as Germany, France, Spain, Sweden and Portugal.

         The Company also uses distributors who resale the Ashworth products in other countries such as Canada, Japan, Korea, Taiwan, Singapore, and Indonesia.

Ashworth Retail Stores

         The Company operates, through wholly owned subsidiaries, eleven retail stores in California, Texas, Nebraska, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control inventory by selling prior season and irregular merchandise.

                                                SALES AND MARKETING

         The Company's products are sold in the United States and Europe largely by independent sales representatives. The Company presently has 44 sales representatives in the United States and 12 sales representatives in Europe. The Company uses 13 different distributors in other international locations.

         In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has five popular and well known golf celebrities who wear and endorse the Company's products. They are: (1) Fred Couples, considered by many as the most popular golfer in the world; (2) John Cook, who won two PGA events in 1996; (3) Ernie Els, who won the 1995 U.S. Open; (4) Dave Stockton, who was "Player of the Year" on the PGA senior tour two of the past four years; and (5) Jim Nantz the popular CBS golf announcer.

         As part of its marketing strategy, the Company plans to use more of these players and celebrities in advertisements, in store displays, and for special appearances for trade shows and store appearances.

         In 1996, the Company developed a new in-store fixture program that will be expanded in 1997. This modular fixture program is designed to help create a dedicated in-store shop for Ashworth products coupled with pictures and displays of our golf professionals.

         In an effort to introduce new young customers to the Ashworth brand, the Company is the national apparel sponsor of American Junior Golf Association. Additionally, Ashworth supports collegiate golf by providing team uniforms to numerous college and university golf teams.

         The Company's  future  marketing and sales growth efforts will focus on
(1) increasing the annual sales amounts to existing customers; (2) the addition of new customers; (3) increasing the number of trained sales representatives;
(4) emphasizing Ashworth "in-store shop" concept stores utilizing the Company's new fixture program.

         The Company's domestic market for the Ashworth apparel has been seasonal, with the highest sales volume traditionally in the period January through August and the lowest volume in the months of September through December. However, the addition of the department and specialty retail store market, which is a year-round business, and additional fall and winter European market has reduced the impact of the seasonality of the Company's business.

         After adjusting for the discontinuation of the Women's and Kids' divisions in fiscal 1995, sales increased 6.2% to $75,413,000 from $71,018,000. This increase was primarily due to an increase in the volume of sales.

         During the last three fiscal years, the Company had the following domestic and international sales of Ashworth products:

                                                                        Year ended October 31,
                                                              1996            1995           1994
                                                                         (In Thousands)
Consolidated Sales:
Ashworth Apparel                                            $50,615          $55,250        $51,771
Ashworth Headwear                                             3,614            4,016          3,672
Ashworth Footwear                                             1,645            3,486            N/A
                                                           --------         --------       --------
Ashworth Brand Sales                                         55,874           62,752         55,443
Ashworth Harry Logan Apparel                                  6,057            4,414          1,287
Company stores                                               10,104            5,572          3,469
Ashworth U.K., Ltd. Net of InterCo. Transfers                 3,378            1,786            640
                                                           --------         --------       --------
    Total Consolidated Sales                                $75,413          $74,524        $60,839
         Less Women's & Kids'                                     0            3,506          4,058
                                                       ------------         --------       --------
    Sales excluding Women's & Kids'                         $75,413          $71,018        $56,781
                                                             ======           ======         ======
Consolidated Sales Analysis - Domestic & Foreign:
Exports from the United States to:
  Japan                                                     $ 6,515          $ 7,860        $ 4,880
  England - Ashworth U.K., Ltd.                               3,103            2,994          2,432
  Other Foreign Jurisdictions                                 6,372            5,538          4,143
                                                           --------         --------       --------
     Total Exports                                           15,990           16,392         11,455
  Ashworth U.K., Ltd., Net of InterCo. Transfers              3,378            1,786            640
                                                           --------          -------       --------
     Total Foreign Sales                                     19,368           18,178         12,095
     Total Domestic Sales                                    56,045           56,346         48,744
                                                             ------         --------         ------
     Total Consolidated Sales                               $75,413          $74,524        $60,839
         Less Women's & Kids'                                     0            3,506          4,058
                                                       ------------         --------       --------
     Sales excluding Women's & Kids'                        $75,413          $71,018        $56,781
                                                             ======           ======         ======

         At December 31, 1996, the Company had backlog orders of approximately $27,824,000 compared with approximately $31,007,000 at December 31, 1995. The amount of backlog orders at a particular time is affected by a number of factors, including the scheduling of manufacture and shipping of the product which, in some instances, depends on the customers' demands. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during the quarter. Orders may be changed or canceled up to 45 days prior to the ship date of the order. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

         The Company's trading terms generally require payment from customers within 30 days after shipment. The Company extends discounts of 3%-5% for early payment.

                                                    COMPETITION

         The golf apparel market is not dominated by any single company, yet it is highly competitive both in the United States and abroad. However, the Ashworth brand is the market leader with approximately 10% of the market share. The Company competes not only with golf apparel manufactures, but also other branded sports and sportswear apparel manufactures who have entered the growing golf apparel market in recent years. Although many of the Company's competitors have greater financial resources and greater experience, the Ashworth brand has been the market leader in the golf pro shop business for the past four years.

                                                 PRODUCT SOURCING

The Company sources its products in the following three ways:

1.  Contract Manufacturing: Most of the Company's knit shirts and pullovers are manufactured through arrangements with independent cutting and sewing contractors in the San Diego area. Although the Company uses numerous contractors, over 80% of its contract work is performed by two main contractors. The Company has no written agreements with these firms but has used these contractors since the Company's inception. The Company considers its relations with these contractors to be excellent. The Company purchases most of its fabric from United States mills and then distributes the fabrics to its contractors after quality inspection.

         2. Finished Goods Sourcing: The Company also sources finished garments made to the Company's quality and styling specifications from manufactures in Asia, Europe and Central America. Approximately 255 of the Company's products are now being made from manufacturers outside of the United States. Ashworth is now importing products from Italy, Scotland, China, India, the Phillippines and Costa Rica. In 1996, the Company entered into an agreement with an American mill to have a significant amount of its new basics line made in Costa Rica.

         In the future years, the Company plans to source more product outside the United States in such areas as Central America and Mexico to help increase gross profits. The Company will, at the same time, continue to emphasize quality.

In-House Manufacturing

         The Company operates its own in-house hat manufacturing facility. Approximately 95% of the Company's hats are made in this facility with the balance purchased from other hat manufacturing companies. Presently, the Company's hat factory is running at close to 100% capacity. The factory could be easily expanded, however, as needed.

In-House Embroidery

         The embroidery of custom golf course logos and logos for tournaments is done in-house by the Company. The Company operates 39 multi-head, computer-controlled embroidery machines. The machines consist of 2-head, 6-head, 12-head, 15-head and 20-head capacity, totaling 399 heads. The Company embroiders either the Company's or customer's designs which total over 20,000 designs at the present time. Embroidery is applied on garments as well as custom made caps. The Company averages 90,000 logos per week which amounts to 65,000 garments. One to three logos are applied to a single garment. The Company runs a second shift to accommodate seasonal demand during the period from January through July. The Company's embroidery department has been ranked by two major trade publications as one of the top 100 embroidery plants in the country.

                                                    OPERATIONS

         Approximately 97% of the Company's products are warehoused in and distributed from its distribution facilities in Carlsbad and Vista, California. The remaining 3% are products drop-shipped from off-shore factories directly to our international distributors.

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

         The Company's computer operations run on an IBM AS400 computer. The Company has completed a software conversion project that has significantly enhanced the Company's management information systems. The new package is an established, fully integrated, relational database for manufacturing companies that has been adapted for the apparel industry.

                                        PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company owns and utilizes several trademarks, principal among which are the Ashworth word and design marks, the Golfman word and design marks, the Ashworth Harry Logan word mark, and the Weather Systems word mark. The Ashworth word and design marks, Ashworth Harry Logan word mark, and Golfman design marks have been registered on the Principal Register of the United States Patent and Trademark Office. The Company filed an application in January 1997 for registration of the Golfman and Weather Systems word marks in the United States and intends to register these marks throughout its major international markets.

         The Company has obtained registration of the Ashworth word and design marks and the Golfman design marks in 32 countries and is processing applications for registration of these trademarks in 20 additional countries. The application process takes from six months to two years to complete.

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

                                                    EMPLOYEES

         At January 17, 1996, the Company had approximately 436 regular and 119 seasonal full-time employees.

Item 2.   PROPERTIES

         The Company owns two buildings located on Loker Avenue West in Carlsbad, California, which were purchased on December 9, 1993, for $3,500,000. The buildings total approximately 77,000 square feet, consisting of space for administrative, embroidery, warehousing and distribution functions. The purchase was financed with a down payment of $700,000 and a mortgage of $2,800,000 amortized over thirty years but due and payable in seven years.

         The Company and its subsidiaries have the following leases for manufacturing and distribution facilities, as well as leases for retail space for its stores:

                                                        Lease           Min/Current           Maximum
                                     Square          Expiration          Base Rent           Base Rent
         Location                    Footage            Date             per Month           per Month
                                                                            ($)                 ($)
Manufacturing and Distribution Centers:
Carlsbad, CA.                        47,800            10/31/00               21,443             24,000
Vista, CA.                           42,000            10/31/97               16,800             16,800
Essex, England                        5,500            10/31/03                3,062              3,062 (a)
Essex, England                        5,500            10/31/03                3,445              3,445 (b)

Retail Stores
San Ysidro, CA                        2,450             4/30/98                4,451              4,629
San Marcos, TX                        3,000             8/31/00                4,263              4,514
Vacaville, CA                         2,500            11/30/00                4,428              5,060
Gretna, NE                            2,000             2/28/99                2,500              2,500
Carlsbad, CA                          1,600             6/30/97                  995                995
Barstow, CA                           2,300            12/31/00                4,420              4,420
Phoenix, AZ                           4,000             9/30/00                5,312              5,976
Park City, UT                         2,250             5/31/00                2,915              3,103
Hillsboro, TX                         2,700             5/31/00                4,163              4,613
Silverthorne, CO                      2,250             6/30/00                3,656              4,031
Las Vegas, NV                         2,450             9/30/01                4,088              4,088
Costa Mesa, CA                        6,020             1/31/08               25,088             32,613

---------------------
(a) The rate increase for years 6-10 is to be negotiated at the end of year 5.
(b)    The rate increase for years 5-9 is to be negotiated at the end of year 4.

The tenant also pays percentage rent based on sales which exceed certain breakpoints for all of the leases except the Carlsbad, California, lease. All of the leases require the tenant to pay its pro rata share of taxes, insurance, and maintenance expenses. The Company has entered into guaranties for some portion or all of certain of the subsidiaries' leases.

       The Company's subsidiary, Ashworth Store II, Inc., has also entered into a lease for retail store space in the San Marcos, Texas, Sports Center, which was planned to be completed in 1996. However, the project has been put on hold for at least a year. The Sports Center lease will replace the above-referenced San Marcos lease if and when the Sports Center is completed.

Item 3.   LEGAL PROCEEDINGS.

       There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during fiscal 1996.

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

                                            HIGH              LOW
         1995
         January 31                            11 1/2           7 1/8
         April 30                              10 7/8           7 1/2
         July 31                               10 5/8           7
         October 31                             8 7/8           5 7/8

         1996
         January 31                             7 3/4           5
         April 30                               7 3/8           6
         July 31                                7               4 1/2
         October 31                             7 5/8           4 7/8

Holders

         There is only one class of Common Stock. As of January 27, 1997 there were 885 stockholders of record and approximately 10,000 beneficial owners of the Company's Common Stock.

Dividends

          No dividends have been declared during the past two fiscal years with respect to the Common Stock.

Item 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1996, 1995, and 1994 and the balance sheet data at October 31, 1996 and 1995 are derived from, and should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1993 and 1992 and the balance sheet data at October 31, 1994, 1993, and 1992 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

                                                                         Years Ended October 31,
                                                        1996         1995         1994         1993         1992
                                                                       (In thousands, except per share amount)
Statement of Income Data:
Net Sales                                              $75,413      $74,524      $60,839      $45,823       $28,562
Gross Profit                                            27,395       25,025       23,898       17,816        10,605
Selling, general, and
     administrative expense                             24,086       21,521       15,525       11,161         7,120
Income from operations                                   3,309        3,504        8,373        6,655         3,485
Net Income                                               1,403        1,401        4,860        3,946         2,020
Net income per common
     and equivalent share                                 0.12         0.12         0.40         0.34          0.19
Weighted average common and
     equivalent shares outstanding                      12,098       12,112       12,224       11,766        10,910

                                                                               October 31
                                                        1996         1995         1994         1993         1992
                                                        ----         ----         ----         ----         ----
                                                                             (In thousands)
Balance Sheet Data:
Working capital                                        $31,583      $29,216      $26,368      $22,128       $17,461
Total assets                                            54,912       58,072       47,694       33,757        25,681
Long-term debt
     (less current portion)                              5,307        5,195        5,774        2,885         1,713
Stockholders' equity                                    38,867       36,390       32,926       26,050        20,203

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

1996 Compared to 1995

        Consolidated net sales were $75,413,000 for fiscal 1996, an increase of 1.2% over net sales of $74,524,000 in fiscal 1995. Management's focus in 1996 was not to increase sales, but was rather to reposition the Company for growth in 1997 and in future years. The Company discontinued its Women's and Kids' lines in fiscal year 1995 which accounted for 4.7% of that year's sales. Excluding these discontinued lines, sales increased 6.2% in fiscal 1996 in comparison to fiscal 1995.

         Cost of goods sold decreased from 66.4% of net sales in fiscal 1995 to 63.7% in fiscal 1996. This resulted in improved gross margins of 2.7%. This improvement was the result of improved and more conservative forecasting and fewer mark downs.

         Consolidated selling, general and administrative expenses for fiscal 1996 increased 11.9% to $24,087,000 or 31.9% of net sales compared to $21,522,000 or 28.9% of net sales in fiscal 1995. This increase resulted mainly from the expense of sales and marketing activities in the U.S. and Europe, and an increase in the cost of compensating the golf professionals who endorse the Company's products.

         Additional marketing expenses were incurred during the year in an effort to position the Company for increased sales growth in 1997. These marketing expenses included increased endorsement fees of our PGA professionals and costs associated with the Company's new integrated marketing plan which includes in-store shop fixture and display programs, color catalogs and salaries associated with new marketing personnel.

         Other expenses decreased to $948,000 for 1996 compared to $1,088,000 in 1995. Increased bank borrowings in fiscal 1996 resulted in higher interest payments of $86,000 for the year which was offset by a currency transaction gain in fiscal 1996 of $131,000 by Ashworth U.K., Ltd. compared with a transaction loss of $117,000 in fiscal 1995 (See Liquidity and Capital Resources - Currency Fluctuation.)

1995 compared to 1994

     Consolidated net sales were $74,524,000 for fiscal 1995, an increase of $13,685,000 over net sales of $60,839,000 in fiscal 1994. The increase was primarily due to increased sales volume in the main areas of the Company's business, price increases in the outlet stores, and the introduction of golf footwear. Ashworth brand apparel sales to golf pro shops increased by only 2.3% in the year due in large part to incomplete or late shipments resulting from the slower than expected conversion of the Company's Management Information System
(MIS). Total sales increased by 22.5% over fiscal 1994. An analysis of sales for the two years is shown under Business - Sales and Marketing.

     The increase in cost of sales was due primarily to the inventory reserve markdown as a result of discontinuing the women's and kid's apparel lines. Additionally, the conversion to the new MIS software resulted in problems in the area of forecasting and production scheduling. This resulted in an excess of finished goods being produced for the spring and summer seasons. The MIS conversion is now completed, and the Company is better equipped
to  monitor   inventory   levels  through  better   forecasting  and  production
scheduling.

     Consolidated selling, general and administrative expenses for fiscal 1995 increased 38.6% to $21,522,000 or 28.9% of net sales compared to $15,525,000 or 25.5% of sales in fiscal 1994. The increase was primarily attributed to increased sales volume.

     Income from operations decreased to $3,504,000 in fiscal 1995 from $8,373,000 in 1994. The decrease was primarily due to lower gross profits and higher selling, general and administrative expenses.

     Other expenses increased to $1,088,000 for 1995 compared to $313,000 in 1994. This was primarily a result of interest payments on increased bank borrowings in fiscal 1995 and a currency exchange rate loss of $117,000 on the transactions between Ashworth U.K., Ltd. and the Company compared to a gain of $210,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for working capital is seasonal with the greatest requirements from approximately October through the end of April each year. The inventory buildup during this period is to provide product for shipment for the primary spring/summer selling season. However, management believes that cash from operations and the bank line of credit will be sufficient to meet the Company's working capital requirements through fiscal 1997.

     Cash from operations in fiscal 1996 generated a positive cash flow of $8,469,000, compared to a negative cash flow of $9,727,000 in fiscal 1995. The primary reasons were a reduction in overall inventory levels, improved control over future season inventory levels, and increased sales of prior season merchandise at the Company's outlet stores.

      In December 1996, the Company entered into a new business loan agreement with its bank. The agreement provides a revolving line of credit of $20,000,000 compared to $17,000,000 under the old agreement. The new agreement no longer restricts borrowings to a specified asset base. Interest is charged at the bank's reference (prime) rate and loans are collateralized by substantially all of the assets of the Company. The loan agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a liabilities to tangible net worth ratio, and a minimum ratio of cash and accounts receivable to current liabilities. The line of credit may also be used to finance up to $5,000,000 in commercial letters of credit and standby letters of credit. At October 31, 1996, no standby letters or commercial letters of credit were outstanding on this line of credit. Additionally, the loan agreement may be used to enter into spot and forward foreign exchange contracts.

     At October 31, 1996, the Company had no loan outstanding with the bank compared to $6,670,000 outstanding at October 31, 1995. At January 15, 1997, the loan balance outstanding was $435,000.

     During fiscal 1996, the Company invested approximately $2,500,000 in personal property and equipment, primarily for a new show booth, rack and rail equipment, computer hardware, embroidery machines, and outlet store fixtures and fittings. For fiscal 1997, the Company has a capital equipment budget of approximately $1,900,000 primarily for the acquisition of computer equipment, leasehold improvements for stores, embroidery equipment and warehouse improvements. Management currently intends to use leases or equipment financing agreements to finance the purchase of much of its capital equipment.

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

Currency Fluctuations

     Ashworth U.K., Ltd., a wholly owned subsidiary in England, maintains its books of account in British pounds. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd., are converted to U.S. dollars at the month end exchange rate. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month end rate, and this amount is reported in the shareholders' equity section of the balance sheet.

     Ashworth U.K., Ltd. sells Ashworth product to other countries in the European Union, largely with sales denominated in the currencies of those other countries. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain which is reported in earnings. The amount in fiscal year 1996 was not material.

     All export sales by Ashworth, Inc., are U.S. Dollar denominated, and ordinarily there is no currency exchange rate problem for the Company. However, with respect to export sales to Ashworth U.K., Ltd., that subsidiary may be at risk. The subsidiary maintains its account with Ashworth, Inc., in British pounds, but owes Ashworth, Inc., in U.S. Dollars. At the end of every accounting period, the debt is adjusted to pounds by multiplying the indebtedness by the closing dollar/pound exchange rate to ensure that the account has sufficient pounds to meet its dollar obligation. This remeasurement is either income or an expense in the subsidiary's financial statement.

     The Company purchases some garments and shoes from off-shore manufacturers which are U.S. Dollar denominated; consequently, there is no currency exchange rate problem for the Company in connection with these purchases.

     The Company has not used derivative instruments or other arrangements to hedge against currency fluctuations. However, management may use hedging arrangements in the future to reduce the Company's exposure to risk with Ashworth U.K., Ltd.

Inflation.

     Management believes that inflation has not had a material effect on the Company's results of operations.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements with respect to the Company are submitted herewith:

     1.  Report of Independent Public Accountants, page F1.
     2.  Consolidated Balance Sheets-October 31, 1996 and 1995, pages F2 and F3.
     3. Consolidated Statements of Income for the years ended October 31, 1996, 1995, and 1994, Page F4.
     4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1996, 1995, and 1994, page F5.
     5. Consolidated Statements of Cash Flows for the years ended October 31, 1996, 1995, and 1994, and pages F6 and F7.
     6.  Notes to Consolidated Financial Statements, pages F8 through F18.
     7. Report of Independent Public Accountants on Supplementary Schedule,page F19.
     8.  Supplementary Schedule, page F20.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting and financial disclosure during the past three fiscal years.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's directors and executive officers are:

       Name                        Age                             Position

Gerald W. Montiel                  50                Chairman of the Board of Directors
Randall L. Herrel, Sr.             46                President and Chief Executive Officer
                                                     and Director
John L. Ashworth                   37                Senior Executive Vice President -
                                                     Creative Director and Director
John Newman                        60                Vice President - Finance, Treasurer,
                                                     Chief Financial Officer, and
                                                     Chief Accounting Officer
Mary Montiel                       44                Vice President - Manufacturing & Design
Monica M. McKenzie                 63                General Counsel and Secretary
Andre P. Gambucci                  68                Director
John M. Hanson, Jr.                56                Director

     Richard H. Werschkul, formerly the Company's president and chief executive officer, resigned effective January 15, 1996, to pursue personal and business interests. Mr. Montiel was appointed to these positions by the board of directors, which positions he held until December 8, 1996. Randall L. Herrel, Sr., joined the Company as president and chief executive officer on December 9, 1996.

     The directors are divided into three classes, each class as nearly equal in number as possible, with an annual election of each class for a term of three years. The terms of Messrs. Herrel and Hanson expire in 1997, the terms of Messrs. Ashworth and Gambucci expire in 1998, and Mr. Montiel's term expires in 1999. The directors serve until their terms expire and until their successors are duly elected and qualified or until their death, resignation or removal. The executive officers of the Company are elected at the annual meeting of the board of directors and serve at its discretion.

Business Experience

     Gerald W. Montiel is a founder of the Company and has been its chairman of the board of directors since the inception of the Company in March 1987. He served as chief executive officer from 1988 to April 1995 and president from the Company's inception to October 1993 and again from January 15, 1996, to December 8, 1996. Mr. Montiel also served as treasurer from October 1989 to December 1991 and chief financial officer from January 1990 to December 1991.

     Randall L. Herrel, Sr. has been a director, president, and chief executive officer since December 9, 1996. Mr. Herrel served as president and chief operating officer of Quiksilver, Inc., a sports apparel company in Newport Beach, California for the past two years. Mr. Herrel joined Quiksilver in June 1989 and also served at various times as chief financial officer, treasurer and secretary. Mr. Herrel holds a B.S. degree in Engineering from Purdue University, an M.S. degree in Engineering from Northrop University and an M.B.A. from Stanford University.

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

     John M. Hanson, Jr. has been a director of the Company since April 1994. Mr. Hanson has been a shareholder and officer of John M. Hanson & Company, a professional corporation practicing accounting, from 1968 to the present. The firm has been retained to prepare the Company's tax returns for fiscal 1996.

     John Newman has served as chief accounting officer since January 1990 and vice president-finance, treasurer, and chief financial officer since December 1991. He also served as the company's controller from 1988 to January 1990 and secretary from January 1990 until May 1993.

     Mary Montiel was elected vice president - manufacturing and design in December 1994. She served as production manager from April 1991 until December 1994. She was president and chief financial officer of Mondav Corporation, an auto parts supplier, from 1988 to April 1991. Ms. Montiel is the sister of Gerald Montiel, the Company's chairman of the board.

     Monica M. McKenzie has served as general counsel since April 1993 and was elected to the position of secretary in May 1993. She was formerly a partner of the Denver, Colorado, law firm of Gorsuch Kirgis L.L.C., the Company's outside legal counsel.

Section 16(a) Beneficial Ownership
Reporting Compliance

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

     Based solely on a review of such information and the copies of the filings furnished by executive officers and directors to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during fiscal 1996.

Item 11.       EXECUTIVE COMPENSATION.

       The following information sets forth the executive compensation of the Company's chief executive officer and each of the four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last fiscal year.

                                            SUMMARY COMPENSATION TABLE

                                                                 Long-Term                  All Other
                                                               Compensation               Compensation
                                                Annual            Awards            Split           401(k)
            Name and                         Compensation          Stock            Dollar          Savings
       Principal Position          Year         Salary            Options           Policy            Plan
                                                  ($)               (#)               ($)             ($)

Gerald W. Montiel                  1996         314,483            450,000               996           4,726
Chief Executive                    1995         315,065            300,000             1,062           4,011
Officer (from                      1994         312,693                  0             1,283           3,538
January 16, 1996)

Richard H.
  Werschkul (a)                    1996          63,705                  0                 0             810
Chief Executive                    1995         242,740            200,000                 0           3,088
Office (until                      1994         220,462            150,000                 0           2,740
January 15, 1996)

John L. Ashworth, Sr.              1996         264,668            125,000                 0           2,795
Exec. Vice President-              1995         264,741            260,000                 0           3,385
Creative Director                  1994         263,514             40,000                 0           3,367

A. John Newman                     1996         161,230             45,000                 0           2,551
Vice President -                   1995         160,385                  0                 0           2,430
Finance                            1994         145,173             20,000                 0           1,976

Mary Montiel                       1996         146,904             60,000                 0           1,043
Vice President -                   1995         112,693              5,000                 0               0
Mfg. & Design                      1994          65,077             12,500                 0               0

Monica M. McKenzie                 1996         127,324             25,000                 0           2,010
General Counsel &                  1995         125,480                  0                 0           1,832
Secretary                          1994         112,001             12,500                 0           1,185

(a) Upon termination on January 15, 1996, Mr. Werschkul entered into a two-year non-compete and consulting agreement for which the Company agreed to pay him $240,000 during the first year.

                     Option/SAR Grants in Last Fiscal Year
                                                                                                 Potential
                                                                                             Realizable Value
                                                                                                    at
                                                                                              Assumed Annual
                                                                                               Rate of Stock
                                                                                                   Price
                                                                                               Appreciation
                Individual Grants                             For Option Term
                             Number of        % of
                            Securities        Total
                            Underlying      Options/
                             Options/         SARS
                               SARS        Granted to      Exercise
                              Granted       Employees       or Base
                                (#)         in Fiscal        Price          Expiration
Name                                          Year          ($/sh)              Date             (5%)         (10%)
----                          ------       ----------       ------         -------------       -------       ------

Gerald W. Montiel              150,000                        5.50             01/21/04         335,858        782,692
                               150,000                        6.00             12/31/04         429,710      1,029,230
                               150,000          35.6          6.50             12/31/95(a)      537,545      1,323,999

John L. Ashworth               125,000           9.9          6.50             12/31/00         175,099        377,081

John Newman                     10,000                        6.00             12/31/98(b)        6,150         12,600
                                10,000                        6.50             12/31/00          14,008         30,167
                                10,000                        6.50             12/31/01          17,958         39,683
                                15,000           3.6          6.50             09/17/01          26,937         59,525

Mary Montiel                    10,000                        6.50             12/31/00          14,008         30,167
                                25,000                        6.50             09/17/01          44,896         99,208
                                25,000           4.7          6.50               12/31/02(a)     55,266        125,379

Monica M. McKenzie              10,000                        6.50             12/31/00          14,008         30,167
                                15,000           2.0          6.50             09/17/01          26,937         59,525
-------------------
(a) These options are not exercisable until January 1, 1998.
(b) This option replaced an option to purchase 10,000 shares at $6.00 which expired on 12/31/95.

                   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                         Number of
                                                                        Securities               Value of
                                                                        Underlying              Unexercised
                                                                        Unexercised            In-the-Money
                                                                         Options at             Options at
                                   Shares                                  FY-End                 FY-End
                                  Acquired          Value              Exercisable/            Exercisable/
       Name                     on Exercise        Realized            Unexercisable           Unexercisable
                                     (#)              ($)                   (#)                     ($)

Gerald W. Montiel                  50,000           159,500            700,000/400,000         250,000/125,000
Richard H. Werschkul                    0                 0            275,000/0                87,500/0
John L. Ashworth                   75,000           267,375            520,000/200,000          47,500/100,000
John Newman                             0                 0             85,000/0                10,000/0
Mary Montiel                            0                 0             55,500/25,000            1,500/0
Monica McKenzie                         0                 0             50,500/0                 4,000/0


Compensation of Directors

     Directors who are not employees of the Company each receive annual compensation of $10,000 plus $1,000 and expenses for attendance at each board meeting. Such directors also receive quarterly stock options to purchase shares of the Company's $.001 par value Common Stock for each quarter during which they serve as directors and for each committee on which they serve during each quarter. All directors receive an annual $1,000 apparel allowance. No other arrangement exists pursuant to which any director of the Company was compensated during the Company's last fiscal year for any service provided as a director.

Employment Contracts and
Termination of Employment and
Change of Control Arrangements

     The Company has executive employment agreements with Gerald W. Montiel, Randall L. Herrel, Sr., and John L. Ashworth. Under the terms of the agreements with Messrs. Montiel and Ashworth, the Company may terminate the executive's employment upon 30 days notice, and the executive may terminate his employment upon 90 days notice to the Company. The agreement with Mr. Herrel provides for employment for an initial term of three years through November 30, 1999, with automatic renewal each year unless either party gives to the other six-month written notice of non-renewal. The agreements provide that base salary is to be determined periodically at the discretion of the board of directors on the basis of merit and the Company's financial success and progress. A bonus is to be paid to Mr. Herrel on January 15, 1998, based on the Company's earnings per share and Mr. Herrel's then base salary. If the earnings per share are from $.46 to $.54, the bonus will be from 15% to 85% of his then base salary. The Company agreed to pay the executives an annual bonus equal to the premium due on life insurance policies with a face value of $1,000,000 for Messrs. Montiel and Herrel and $2,000,000 for Mr. Ashworth. The Company also pays the premium on a split dollar insurance policy with a face value of $1,000,000 on the life of Mr. Montiel. The agreements with Messrs. Montiel and Ashworth include noncompete provisions following termination of employment for which the Company has agreed to pay each executive compensation based upon a percentage of his then current salary as consideration for the noncompete agreement. The noncompete period is ten years with the noncompete consideration to be an amount equal to 100% of the executive's then current salary for the first year and 40% of such salary for the next nine years. In the event of the executive's death during employment with the Company, his beneficiary or estate will receive an amount equal to the noncompete consideration. The Company has purchased term life insurance to provide the funds in such event. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

     The Company has key person life insurance payable to the Company on the lives of Messrs. Montiel and Ashworth in the amount of $1,000,000 and $300,000, respectively.

                                                STOCK OPTION PLANS

Amended and Restated Nonqualified Stock Option Plan

     In August 1987 the Company adopted a nonqualified stock option plan which was subsequently amended (as amended to date, the "Plan"). The Company's board of directors or any committee as the board of directors may designate from time to time (reference hereafter to the "Committee" includes either the board or its designated committee) administers the Plan and selects the persons to whom options are granted.

     The Company has reserved 5,700,000 shares of Common Stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company. Under the Plan, as of December 31, 1996, options to purchase 1,439,145 shares were outstanding, options to purchase 1,695,500 shares had been exercised, and 2,565,355 shares were available for options to be granted at a future date. Of the outstanding options under the Plan, options to purchase additional shares were exercisable or will become exercisable in the fiscal years and at the weighted average exercise prices indicated below:

                   No. Of          Exercisable as of                    Weighted Average
                   Options             December 31                       Exercise Price

                   1,237,145               1996                               $ 7.59
                      74,500               1997                               $ 8.75
                      62,500               1998                               $ 9.18
                      65,000               1999                               $ 7.67
                   ---------
                   1,439,145


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

         Under the Plan, as of December 31, 1996, options to purchase 535,000 shares were outstanding, options to purchase 464,000 shares had been exercised, and 1,000 shares were available for options to be granted at a future date. All of the outstanding options are currently exercisable at a weighted average exercise price of $8.41

Incentive Stock Option Plan

         The Company adopted the Incentive Stock Option Plan in May 1993 following stockholder approval, and the Plan was subsequently amended (as amended, the ISOP). The Company's board of directors or any committee as the board of directors may designate from time to time (reference hereafter to the "Committee" includes either the board or its designated committee) administers the ISOP. The Committee selects the persons to whom the options are granted from among the Company's full-time employees who are regular salaried officers or key employees of the Company and certain other persons in connection with offers of employment. Any options granted under the ISOP to an employee during a calendar year in excess of $100,000 of aggregate fair market value (determined at the time the option is granted) will not qualify as incentive stock options under the ISOP.

         The grant or exercise of an incentive stock option (ISO) under the ISOP is not taxable to the employee. The employee generally will be taxed when and if the stock received on exercise of the ISO is sold at a gain. In order to receive this tax treatment under the Internal Revenue Code, certain provisions of the Plan were required to be approved by the stockholders, the options must be granted within 10 years of the date of the Plan, an option by its terms must be exercisable only within 10 years of the date it is granted (an option granted to an employee who owns more than 10% of the voting power or value of the Company's stock must be exercisable within five years of the date it is granted), and the exercise price must equal or exceed the fair market value of the Company's Common Stock on the date of the grant (the exercise price of options granted to employees who own more than 10% of the voting power or value of the Company's stock must be at least 110% of the fair market value on the grant date). Any gain on the sale of shares received upon exercise of an option will be treated as capital gain if the optionee does not dispose of the shares within two years from the date the option was granted and one year from the date the option is exercised. If the optionee does not meet the holding requirements, any gain on the sale will be treated as ordinary income.

         The Company has reserved 3,000,000 shares of Common Stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company.

         Under the ISOP, as of December 31, 1996, options to purchase 2,318,792 shares were outstanding, 7,000 options to purchase shares had been exercised, and 674,208 shares were available for options to be granted at a future date. Of the outstanding options under the Plan, options to purchase additional shares were exercisable or will become exercisable in the fiscal years and at the weighted average exercise prices indicated below:


                   No. Of               Exercisable as of               Weighted Average
                   Options                 December 31,                  Exercise Price

                   1,365,792                   1996                           $ 6.89
                     456,750                   1997                           $ 6.07
                     296,250                   1998                           $ 6.42
                     100,000                   1999                           $ 6.00
                     100,000                   2000                           $ 6.00
                   ---------
                   2,318,792
                   =========

         Options granted under the above described stock option plans may not be transferred by the optionee other than by will or the laws of descent and distribution, pursuant to a qualified domestic relations order as defined by the Internal Revenue Code, or, at the discretion of the Committee, to immediate family members or trusts, provided, however, incentive stock options are not transferable other than by will or the laws of descent and distribution. EaTch option is exercisable during the lifetime of the optionee only by such optionee or by his or her guardian or legal representative. An optionee must exercise the options within thirty days after the date of termination of employment disability, unless the option is extended by the Committee for an additional period. Options exercised more than three months after termination of employment (12 months in the case of a disabled employee) do not qualify as incentive stock options. This requirement is waived in the case of the death of the optionee. The Committee may in its discretion permit options to be exercised for a period not to exceed the option's stated expiration date. If an optionee dies while still employed or engaged by the Company or at any time prior to the expiration or termination of his or her option, the option may be exercised within one year after death or at such later date as the Committee may specify. Options held by persons whose employment is terminated because of retirement or disability are fully exercisable for a period of twelve months after the date of such termination, unless either the option or the ISOP provides for earlier termination. In no event may an option be exercisable after expiration of the term of the option.

                                                    401(k) PLAN

         The Company adopted a defined contribution savings plan (the "401(k) plan") to provide retirement income to employees of the Company effective January 1, 1990. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least 21 and have been employed by the Company for at least six months. It is funded by voluntary pre-tax contributions from employees up to a maximum amount equal to 15% of annual compensation and by 50% matching contributions by the Company up to 3% of an employee's annual compensation.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of 12,179,626 issued and outstanding shares of the Company's $.001 par value Common Stock owned beneficially, as of January 8, 1997 by (1) any person who is known to the Company to be, or to claim to be, the beneficial owner of more than 5% of such Common Stock, (2) by each of the directors, (3) each of the executive officers, and (4) all directors and officers as a group. Each person has sole voting power and sole investment powers with respect to the shares. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                                         Shares Beneficially Owned                     Percent
              Name                        Shares               Options(1)(2)               Total       Owned(3)
                                            (#)                 (#)                         (#)          (%)

Gerald W. Montiel                            50,840            850,000                    900,840          6.9
Randall L. Herrel                                 0                  0                          0            0
John L. Ashworth                             98,109            520,000                    618,109          4.9
A. John Newman                               -0-                85,000                     85,000            *
Mary Montiel                                 -0-                55,500                     55,500            *
Monica M. McKenzie                           -0-                50,500                     50,500            *
Andre P. Gambucci                            67,500             37,500                    105,000            *
John M. Hanson, Jr.                          -0-                27,500                     27,500            *
All executive officers
   and directors as a
   group (8 persons)                        216,449          1,626,000                  1,842,449         13.4
Fred Couples                                543,000            700,000                  1,243,000          9.7

* Less than one percent.
(1) Represents shares of Common Stock which may be acquired pursuant to presently exercisable stock options, including stock options exercisable within 60 days of January 15, 1997.
(2) Only the below indicated options have exercise prices which are less than the market price of the Company's Common Stock on January 8, 1997 ($6.50):

                             Mr. Montiel                   500,000
                             Mr. Herrel                          0
                             Mr. Ashworth                   95,000
                             Mr. Newman                     20,000
                             Ms. Montiel                     3,000
                             Ms. McKenzie                    8,000
                             Mr. Gambucci                    2,500
                             Mr. Hanson                      2,500
                             Mr. Couples                   150,000

(3) For the purpose of computing the percentage of outstanding shares owned by each of the above persons, the shares issuable pursuant to presently exercisable stock options held by such person are deemed to be outstanding nd have been added to the shares actually issued and outstanding, at January 8, 1997, pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Such options are not deemed to be outstanding for the purpose of computing the percentage owned by any other person, except for all officers and directors as a group.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       John L. Ashworth, the Company's senior executive vice president-creative director, was extended a loan by the Company on May 1, 1995 in connection with the exercise of an option expiring May 1, 1995. The full recourse loan was in the principal amount of $306,000 and bore interest at a variable annual rate based upon the Bank of America prime rate on the 1st day of each month. Interest was payable in quarterly installments. The principal was paid in full on April 12, 1996.

       Mary Montiel, sister of Mr. Montiel, is an executive officer and employee of the Company. Her compensation is set forth above under Executive Compensation. She is currently receiving an annual salary of $160,000. Ms. Montiel has been an employee of the Company serving in various positions since April 16, 1992. She served as production manager from April 1992 until December 1994 and vice president of manufacturing and design since that date.

       Carol Kettela, sister of Jerry Montiel and Mary Montiel, is an employee of the Company, presently serving as human resources manager. In the year ended October 31, 1996, she had earned a salary of $61,143 and is currently receiving an annual salary of $63,000. Ms. Kettela has been an employee of the Company since April 7, 1992, initially in the position of administrative assistant to the chief executive officer and investor relations. She was appointed to the position of human resources manager in January 1996.

       David Kettela, brother-in-law of Mr. Montiel and husband of Carol Kettela, is an employee of the Company, presently serving as operations manager of the Outlet Stores Division. In the year ended October 31, 1996, he had earned a salary of $68,106 and is currently receiving an annual salary of $72,500. Mr. Kettela has been an employee of the Company serving in various positions since January 25, 1993. He was appointed the operations manager of the Outlet Stores Division in March 28, 1994.

       Michelle Zafiropoulos, daughter of Gerald W. Montiel, is an employee in the Company's Design and Product Development Department as a design manager. In the year ended October 31, 1996, she had earned a salary of $61,067 and is currently receiving an annual salary of $72,500. Ms. Zafiropoulos has been an employee of the Company since March 18, 1991, except for a brief period from April 28, 1995 to January 1, 1996

       Hank Ashworth, brother of Mr. Ashworth, is a sales representative of the Company. During the fiscal year ended October 31, 1996, he was paid sales commissions in the amount of $69,764. Mr. Ashworth also received severance pay of $32,533 for September 18, 1995 through January 31, 1996. He was national sales manager for the Ashworth core business from April 1994 through October 1996.

       Laura Gambucci, daughter of Mr. Gambucci, is an employee in the Company's Design and Product Development Department as a design manager. In the year ended October 31, 1996, she earned a salary of $84,646 and is currently receiving an annual salary of $84,000. Ms. Gambucci has been an employee of the Company since November 6, 1989.

       Eric Montiel, son of Gerald W. Montiel, is an employee of the Company, presently serving as excess resource materials manager. In the year ended October 31, 1996, he had earned a salary of $44,183 and is currently receiving an annual salary of $62,500. Eric Montiel has been an employee or sales representative of the Company from time to time since May 1991, his most recent employment period commencing January 1996.

       The Company has also entered into a promotion agreement with Fred Couples, who owns of record or beneficially more than 5% of the Company's Common Stock. The agreement requires Mr. Couples' exclusive endorsement and promotion of Ashworth products during his lifetime. The Company has agreed to compensate Mr. Couples for such services, the present value of which compensation is approximately $5,600,000. In addition, the Company has granted to Mr. Couples the right to receive options to purchase the Company's Common Stock upon his performance of specified services, including his participation in PGA tourna ments. The exercise price of the options will be the fair market value of the Company's Common Stock at the time the options are granted, and the options will be exercisable for a period of seven years. The Company has also made certain price guaranties with respect to the options.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this report:

       1.     Financial Statements

       Report of independent  public accountants
       Consolidated  Balance Sheets - October 31, 1996 and 1995
       Consolidated Statements of Income for the years ended October  31,  1996,
          1995, and 1994
       Consolidated Statements of Stockholders' Equity for the years ended
          October 31, 1996, 1995, and 1994
       Consolidated  Statements  of Cash Flows for the years  ended  October 31,
          1996, 1995, and 1994
       Notes to Consolidated Financial Statements - October 31, 1996, 1995, and
          1994

       2.     Financial Statement Schedules

       Report of  independent  public  accountants  on  supplementary  schedules
       Schedule II - Valuation and Qualifying Accounts

       3.     Exhibits.

       See Item (c)  below.

(b)    Report on Form 8-K

       No Forms 8-K were filed during the last quarter of the fiscal year ended October 31, 1996.

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

4(b)(2) Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference)..

4(c) Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(r)(2) Business Loan Agreement dated December 9, 1996, between the Registrant and Bank of America, expiring March 1, 1999. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $20,000,000 collateralized by most of the Company's assets.

10(r)(3) Foreign  Exchange   Agreement  dated  December  9,  1996,  between  the
         Registrant and Bank of America, expiring March 1, 1999. Under the agreement, the Bank provides the Company with a spot and forward foreign exchange contract up to a maximum of $2,500,000.

11       Schedule computing net income per common share.

21       Subsidiaries of the Registrant

23       Consent of Arthur Andersen LLP

27       Financial Data Schedule

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
  Ashworth, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of ASHWORTH, INC., (a Delaware corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP


Orange County, California
December 13, 1996

                                   ASHWORTH, INC. AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS-OCTOBER 31, 1996 AND 1995



                                            ASSETS


                                                            1996                       1995
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 1,953,918                $ 1,613,029
  Accounts receivable-
    Trade, net of allowance for
      doubtful accounts
      of $480,000 and $767,000 in
      1996 and 1995, respectively                             8,835,663                 10,040,200
    Other                                                       877,471                  1,133,771
  Inventories                                                24,729,179                 27,845,721
  Income tax refund receivable                                1,769,119                  1,239,648
  Other current assets                                        1,815,128                  1,650,792
  Deferred income tax benefit                                 1,755,216                  1,684,776
                                                            -----------                -----------
           Total current assets                              41,735,694                 45,207,937
                                                            -----------                -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                        1,200,000                  1,200,000
  Buildings and improvements                                  2,726,534                  2,714,357
  Production equipment                                        8,408,622                  7,272,234
  Furniture and equipment                                     6,836,164                  5,473,237
  Leasehold improvements                                        680,338                    680,426
                                                            -----------                -----------
                                                             19,851,658                 17,340,254
  Less--Accumulated depreciation and
    amortization                                              7,657,905                  5,571,001
                                                            -----------                -----------
                                                             12,193,753                 11,769,253
                                                            -----------                -----------

OTHER ASSETS                                                    982,714                  1,094,834
                                                            -----------                -----------
                                                            $54,912,161                $58,072,024
                                                            ===========                ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                         ASHWORTH, INC. AND SUBSIDIARIES


              CONSOLIDATED BALANCE SHEETS-OCTOBER 31, 1996 AND 1995



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             1996                     1995
                                                                          -----------              -------
CURRENT LIABILITIES:
  Line of credit                                                             $    -               $ 6,670,000
  Current portion of long-term debt                                           1,512,051             1,557,006
  Accounts payable                                                            5,969,495             5,865,878
  Accrued liabilities-
    Salaries and commissions                                                    965,465               972,094
    Endorsement fees                                                            731,608               318,996
    Other                                                                       973,872               607,861
                                                                            -----------           -----------
           Total current liabilities                                         10,152,491            15,991,835
                                                                            -----------           -----------
LONG-TERM DEBT, net of current portion                                        5,307,284             5,195,434
                                                                            -----------           -----------

DEFERRED INCOME TAX LIABILITY                                                   585,815               494,747
                                                                            -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, authorized--50,000,000
    shares of $.001 par value; issued
    and outstanding-- 12,162,626 shares
    and 11,901,626 shares at October 31,
    1996 and 1995, respectively                                                  12,163                11,902
  Capital in excess of par value                                             24,217,654            23,242,390
  Retained earnings                                                          14,699,461            13,296,418
  Deferred compensation                                                        (109,954)             (160,702)
  Cumulative translation adjustment                                              47,247                  -
                                                                            -----------           -----------
                                                                             38,866,571            36,390,008
                                                                            -----------           -----------
                                                                            $54,912,161           $58,072,024
                                                                            ===========           ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                                ASHWORTH, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994



                                                               1996                    1995                      1994
                                                            -----------             -----------               -------

NET SALES                                                     $75,412,847              $74,524,311            $60,839,179


COST OF GOODS SOLD                                             48,017,486               49,498,975             36,941,376

                                                              -----------              -----------            -----------
     Gross profit                                              27,395,361               25,025,336             23,897,803


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                      24,086,780               21,521,662             15,525,021

                                                              -----------              -----------            -----------
     Income from operations                                     3,308,581                3,503,674              8,372,782

                                                              -----------              -----------            -----------
OTHER INCOME (EXPENSE):
  Interest income                                                  35,013                   62,538                 85,841

  Interest expense                                             (1,151,693)              (1,050,838)              (614,494)

  Other income (expense)                                          168,526                  (99,678)               215,567
                                                              -----------              -----------            -----------
                                                                 (948,154)              (1,087,978)              (313,086)

                                                              -----------              -----------            -----------
     Income before provision for
       income taxes                                             2,360,427                2,415,696              8,059,696


PROVISION FOR INCOME TAXES                                        957,384                1,015,114              3,199,340
                                                              -----------              -----------            -----------
     Net income                                               $ 1,403,043              $ 1,400,582            $ 4,860,356

                                                              ===========              ===========            ===========

NET INCOME PER COMMON AND
     EQUIVALENT SHARE                                         $       .12              $       .12            $       .40
                                                              ===========              ===========            ===========
WEIGHTED AVERAGE COMMON AND
     EQUIVALENT SHARES OUTSTANDING                             12,098,273               12,111,633             12,223,721

                                                              ===========              ===========            ===========

The accompanying notes are an integral part of these consolidated statements.

                         ASHWORTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                                                                          Cumulative
                                                                                                          Trans-
                    Common Stock                  Capital in                            Deferred          lations
                    ------------                  Excess of            Retained         Compen-           Adjust-
                   Shares           Amount        Par Value            Earnings         sation            ment        Total
                  -------           ------        ---------            --------         --------          ----     --------
BALANCE,
October 31,
1993              11,296,229        $11,296       $19,152,416          $7,179,635       $ (293,275)       $  -  $26,050,072
 Options
 exercised,
 including
 stock option
 tax benefit         277,739            278         1,928,005              -                -                -    1,928,283
Stock for
 services                500              1            5,437               -                 (5,438)          -        -
Amortization
 of deferred
 compensation            -                -             -                  -                 87,263           -      87,263
Net income               -                -             -                4,860,356            -               -   4,860,356
                  ----------        -------       ----------           ----------       ----------        -----  ----------
BALANCE,
October 31,
1994              11,574,468         11,575        21,085,858          12,039,991       $ (211,450)          -  $32,925,974
 Options
 exercised,
 including
 stock option
 tax benefit         374,761            375         2,434,941              -                -                -    2,435,316
Treasury Stock
 acquired and
 retired            (47,603)            (48)        (278,409)            (144,155)          -                 -     (422,612)
Amortization
 of deferred
 compensation         -                  -             -                    -               50,748           -        50,748
Net income            -                -             -                  1,400,582          -                 -     1,400,582
                  ----------        -------       ----------           ----------       ----------        -----   ----------
BALANCE,
October 31,
1995              11,901,626         11,902       $23,242,390          13,296,418         (160,702)          -   $36,390,008
 Options
 exercised,
 including
 stock option
 tax benefit         261,000            261           975,264              -                -                 -      975,525
Amortization
 of deferred
 compensation           -              -             -                    -                 50,748           -        50,748
Net income            -                -             -                  1,403,043          -                 -     1,403,043
Translation
 adjustment           -                -             -                    -                -              47,247     47,247
                  ----------        -------       ----------           ----------       ----------         -----     ------
BALANCE,
October 31,
1996              12,162,626         $12,163      $24,217,654          $14,699,461      $(109,954)       $47,247 $38,866,571





The accompanying notes are an integral part of these consolidated statements.

                                 ASHWORTH, INC. AND SUBSIDIARIES


                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994



                                                                1996                    1995                    1994
                                                             ------------           ------------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                  $ 76,619,682          $ 72,215,663            $ 57,191,522
  Cash paid to suppliers and employees                           (66,013,018)          (78,166,721)            (53,323,129)
  Interest received                                                   49,479                 50,931                 88,804
  Interest paid                                                   (1,151,694)           (1,050,838)               (620,883)
  Income taxes paid                                               (1,037,924)           (2,775,861)             (3,835,966)
                                                                ------------           ------------           ------------
     Net cash provided by (used in)
     operating activities                                          8,466,525            (9,726,826)               (499,652)
                                                                ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of property, plant and
     equipment                                                    (2,547,304)           (2,129,072)             (6,767,392)
  Proceeds from sale of property, plant
     and equipment                                                     2,001                 2,850                    -
  Translation gain                                                    47,247                  -                       -
                                                                ------------          ------------            ------------
     Net cash used in investing
     activities                                                   (2,498,056)           (2,126,222)             (6,767,392)
                                                                ------------           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease
     obligations                                                    (667,395)             (718,783)               (648,185)
  Borrowings on line of credit                                    21,755,000            34,670,000               8,445,000
  Payments on line of credit                                     (28,425,000)          (28,000,000)             (8,445,000)
  Borrowings on notes payable and
     long-term debt                                                1,930,013               944,586               4,170,190
  Principal payments on notes payable
     and long-term debt                                           (1,195,723)             (786,674)               (539,777)
  Proceeds from issuance of common stock                             975,525             2,435,316               1,928,283
  Treasury stock acquired                                               -                 (422,612)                   -
                                                                ------------          ------------            ------------
     Net cash (used in) provided
     by financing activities                                      (5,627,580)            8,121,833               4,910,511
                                                                ------------          ------------            ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   340,889            (3,731,215)             (2,356,533)

CASH AND CASH EQUIVALENTS, beginning
  of year                                                          1,613,029             5,344,244               7,700,777
                                                                ------------          ------------            ------------
CASH AND CASH EQUIVALENTS, end of year                          $  1,953,918          $  1,613,029            $  5,344,244
                                                                ============          ============            ============

                                                                 1996                   1995                    1994
                                                             ------------           ------------            --------

RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:
    Net income                                                    $1,403,043           $ 1,400,582             $ 4,860,356
    Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities-
       Amortization of deferred
         compensation                                                 50,748                50,748                  87,263
       Depreciation and amortization                               2,303,459             2,513,760               1,868,103
       Loss on disposal of
         property, plant and equipment                                17,237                33,181                  41,780
       Provision for doubtful accounts
      and sales returns                                               64,000               557,756                 101,272
       Decrease (increase) in accounts
      receivable                                                   1,396,836            (2,327,613)             (3,670,229)
       Decrease (increase) in inventories                          3,116,542            (8,954,658)             (6,559,074)
       Increase in other current assets                             (164,335)             (746,295)               (331,743)
       Increase in deferred income
      tax benefit                                                    (70,440)           (1,240,804)               (153,939)
       Increase in other assets                                      (87,773)             (484,493)               (545,235)
       Increase in income tax
      refund receivable                                             (529,471)           (1,239,648)                   -
       Increase (decrease) in accounts
      payable                                                        103,617              (171,651)              3,442,435
       Decrease in accrued
      income taxes                                                      -                  (24,364)               (103,386)
       Increase in accrued liabilities                               771,994               786,676                 306,577
       Increase in deferred income
         tax liability                                                91,068               119,997                 156,168
                                                                  ----------           -----------             -----------
      Total adjustments                                            7,063,482           (11,127,408)             (5,360,008)
                                                                  ----------           -----------             -----------
       Net cash provided by (used in)
       operating activities                                       $8,466,525           $(9,726,826)            $  (499,652)
                                                                  ==========           ===========             ===========



The accompanying notes are an integral part of these consolidated statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1996, 1995 AND 1994


1.       The Company and Summary of Significant Accounting Policies

         a.   Business

Ashworth, Inc. and subsidiaries (collectively referred to as the "Company") designs, markets, and distributes golf apparel, headwear, and footwear. The Company's operations are located primarily in the western part of the United States and the United Kingdom.

The Company sells its products primarily on credit to golf course pro shops, country clubs, resorts, department stores, and retail outlet stores worldwide. The Company had aggregate foreign sales in Europe, Canada, Mexico, Japan, Singapore, United Arab Emirates, Australia, Hong Kong, Puerto Rico, Taiwan, South Africa, Guam and South Korea of approximately $19,400,000, $18,178,000 and $12,095,000 in the years ended October 31, 1996, 1995 and 1994, respectively.

         b.   Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c.   Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

Below is a summary of the components of inventory at October 31, 1996 and 1995:

                                                        1996                        1995
                                                     -----------                --------

Raw materials                                         $ 3,258,555               $ 4,317,017
Work in process                                         1,937,069                 2,839,828
Finished products                                      19,533,555                20,688,876
                                                      -----------               -----------
                                                      $24,729,179               $27,845,721
                                                      ===========               ===========

d.   Depreciation and Amortization

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

e.   Organization Costs

Organization and trademark costs, which are included in other non-current assets, are capitalized and amortized over periods ranging from two to five years.

f.   Advertising Expenses

Advertising costs, which consist primarily of product advertising costs, are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 1996, 1995 and 1994 were $434,952, $532,559 and
$379,564, respectively.

g.   Income Per Common and Equivalent Share

Income per common share amounts are computed based on the weighted average number of common shares outstanding during the year, including common stock equivalents resulting from dilutive stock options.

h.   Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

i.   Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This statement requires that income taxes be accounted for using the liability method.

j.   Foreign Currency

The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenues and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholers' equity and have not been material prior to October 31,

1996.

k.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

l.   Postretirement and Postemployment Benefits

The Company does not provide postretirement or postemployment benefits to employees. Accordingly, SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 112
"Employers' Accounting for Postemployment Benefits" do not impact the Company's consolidated financial statements.

m.   Fair Value of Financial Instruments

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

n.   Impact of New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company adopted SFAS 121 in the current year. The impact of adoption was not material to the financial statements.

In October 1995, the Financial Accounting Standards Board issue SFAS 123 "Accounting for Stock-Based Compensation." Under SFAS 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain under APB Opinion No. 25 must make pro-forma disclosures of net income or loss and earnings per share as if the fair value-based method of accounting defined in SFAS 123 had been applied. SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has tentatively determined it will continue to account for stock options under APB Opinion No. 25 and will adopt this new standard effective October 31, 1997.

o.   Reclassifications

Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

2.       Equipment Under Capital Lease

During the years ended October 31, 1995 and 1994, the Company acquired $94,307 and $277,720, respectively, of various equipment under capital leases. Future minimum lease payments are as follows:

          Year Ended
          October 31:

           1997                                                       $480,414
           1998                                                         89,494
           1999                                                         17,094
                                                                      --------
       Total future minimum payments                                   587,002
       Less--Amount representing interest                               28,035
                                                                      --------
       Present value of future minimum
         capital lease payments (Note 4)                              $558,967
                                                                      ========

At October 31, 1996 and 1995, the accompanying consolidated balance sheets include the following equipment under capital leases:

                                                               1996                    1995
                                                            ----------              ----------

         Production equipment                               $1,619,772              $3,129,872
         Furniture and equipment                               351,449                 431,640
                                                            ----------              ----------
                                                             1,971,221               3,561,512
         Less--Accumulated amortization                        963,556               1,401,653
                                                            ----------              ----------
                                                            $1,007,665              $2,159,859
                                                            ==========              ==========

3.       Line of Credit Agreement

The Company has a $20 million working capital line of credit agreement with a bank which expires on March 1, 1999 and is collateralized by substantially all assets of the Company. The interest rate on borrowings is at the bank's reference rate which was 8.25 percent at October 31, 1996. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio and a maximum ratio of cash and accounts receivable to current liabilities. The line of credit agreement also limits the purchase of capital equipment and requires that the Company have no loss for two consecutive quarters. The line of credit may also be used to finance up to $5 million in commercial letters of credit and standby letters of credit. At October 31, 1996, no borrowings or commercial letters of credit were outstanding on this line of credit.

                                          ASHWORTH, INC. AND SUBSIDIARIES

Additional information for years ended October 31, 1996, 1995 and 1994, is as follows:

                                                              1996                 1995                1994
                                                            --------             --------            ------

       Interest rate at year-end                              8.25%                8.75%               8.25%
       Weighted average interest rate
           during the year                                    8.40%                8.90%               6.80%
       Maximum amount outstanding                          $12,195,000          $10,775,000          $4,195,000
       Average amount outstanding                          $ 6,430,000          $ 5,130,000          $  610,000

4.       Long-Term Debt

Amounts outstanding under long-term debt agreements at October 31, 1996 and 1995, consist of the following:

                                                                                  1996                   1995
                                                                              -----------             -------
       Installment notes bearing interest ranging from 7.3 to 8.7 percent,  with due dates through February 2001
           collateralized by various equipment                                 $3,529,413             $2,771,720

       Notepayable  to a bank,  bearing  interest  at 8.0  percent,  payable  in monthly  principal and interest  payments of $20,245 through November
           2000 with a balloon payment of approximately  $2.6 million payable on
           November 30, 2000 collateralized by land and
           buildings                                                            2,730,955              2,754,357
       Capital lease obligations (Note 2)                                         558,967              1,226,363
                                                                               ----------             ----------
                                                                                6,819,335              6,752,440
       Less--Current portion                                                    1,512,051              1,557,006
                                                                               ----------             ----------
       Long-term debt                                                          $5,307,284             $5,195,434
                                                                               ==========             ==========

Future maturities of long-term debt at October 31, 1996, are as follows:

                                Year Ended
                                October 31:

                                 1997                                         $1,512,051
                                 1998                                          1,023,542
                                 1999                                            904,330
                                 2000                                            649,409
                                 2001                                          2,730,003
                                                                              ----------
                                                                              $6,819,335
                                                                              ==========

5.       Employees' 401(k) Plan

The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's board of directors, are currently being made at 50 percent of the amount the employee contributes, up to three percent of compensation. The Company's expense for the years ended October 31, 1996, 1995 and 1994, was $107,004, $113,709 and $79,020, respectively.

6.       Stockholders' Equity

a.   Common Stock Options

The Company maintains several nonqualified and incentive stock option plans. The plans (as amended) provide for the Compensation Committee or such other committee that the Company's board of directors may appoint to administer the plans. The plans provide for an aggregate reservation of 9,700,000 shares of common stock for issuance upon the exercise of granted options. As of October 31, 1996, the Company had 4,334,437 options outstanding under the above plans to purchase common stock at prices ranging from $4.50 to $11.63 with expiration dates between November 1996 and December 2006. A total of 3,215,063 options remained available for grant, and 1,139,500 options with exercise prices ranging from $6.00 to $11.00 were not exercisable at October 31, 1996.

The following is a summary of common stock option activity:

                                                    1996                1995                1994
                                                  ----------         ----------           -------
     Outstanding, beginning
       of year                                     3,347,437           2,680,761         1,935,500
     Granted                                       2,306,986           1,076,937         1,025,000
     Exercised                                      (261,000)           (374,761)         (277,739)
     Expired                                      (1,058,986)            (35,500)           (2,000)
                                                  ----------          ----------        ----------
     Outstanding, end of year                      4,334,437           3,347,437         2,680,761
                                                  ==========          ==========        ==========

b.   Common Stock for Services

In January 1993, the Company entered into an agreement with a PGA professional to endorse the Company's product from January 1, 1993 through December 31, 1998. Upon meeting certain annual obligations, the PGA professional will be issued 7,000 shares of the Company's common stock at the end of each year under the agreement. If the market value of the 7,000 shares of common stock does not reach and maintain at least $14.29 per share for at least five days during each agreement year, the PGA professional will be entitled to receive cash per share equal to the difference between $14.29 and the highest closing market price of the Company's common stock for any five days for that year. The Company incurred approximately $48,000, $22,000 and $10,000 in charges related to the difference in stock prices in 1996, 1995 and 1994, respectively.

c.   Deferred Compensation

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

7.       Operating Leases

The Company leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense for the years ended October 31, 1996, 1995 and 1994, was $1,288,560, $757,438 and $554,795 respectively. Future minimum rental payments are as follows:

         Year Ended
         October 31:

           1997                                                    $1,124,272
           1998                                                     1,105,587
           1999                                                     1,065,309
           2000                                                     1,029,200
           2001                                                       502,302
         Thereafter                                                 2,534,427
                                                                   ----------
                                                                   $7,361,097
                                                                   ==========

8.       Commitments and Contingencies

a.   Promotion Agreements with PGA Professionals and a Television Personality

The Company has promotional agreements with several PGA professionals and a Television Personality. Under the terms of these agreements, the Company is obligated to pay cash compensation and to issue options (at fair market value) to purchase shares of the Company's common stock. The aggregate annual compensation under these agreements totals $782,000 payable in 1997, $744,500 payable in 1998, $665,333 payable in 1999, $657,000 payable in the years 2000 through 2010 and $547,500 payable in 2011. The number of options granted to purchase shares of the Company's common stock will vest as follows: 209,500 in 1997, 217,500 in 1998, 185,000 in 1999 and 150,000 per year from years 2000 through 2011. The majority of these stock options were granted on the understanding that the market value of the Company's common stock will increase to certain predetermined minimum levels during certain time periods, as defined under the various agreements. If the market value of the Company's common stock does not increase to these predetermined minimum levels, the Company is obligated to pay additional cash compensation to these option holders. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $546,000, $253,000 and $57,000 in charges related to the difference in stock prices in 1996, 1995 and 1994, respectively.

b.   Executive Employment Agreements

The Company entered into employment agreements with its key executives, effective January 1, 1995. The agreements specify the amount of annual compensation each executive is to receive and also contain a noncompete arrangement. These noncompete arrangements (which if based upon current salary levels would aggregate approximately $2,587,500) are based upon a percentage of the executives' then current salary, as defined, and are in effect for the term of the agreements and for a period of ten years after termination of employment. The present value of the estimated future cash payments to be made is accrued and charged to operations over the periods benefited. In 1996 and 1995, $40,504 and $37,503, respectively, was accrued and charged to operations for existing executives and is reflected in other accrued liabilities in the balance sheet.

c.   Legal Proceedings

The Company is party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot presently be ascertained, the Company does not believe that these matters will result in the payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position of the Company. It is reasonably possible that the reserves provided by the Company with respect to such claims and litigation could change in the near term.

9.       Related-Party Transactions

At October 31, 1995, the Company had a note receivable from an officer for $320,238. During 1996, the entire balance of the note was collected.

At October 31, 1996, the Company has a note receivable from a former officer for $50,000 which is included in other assets on the balance sheet. Principal payments begin December 1997 and continue until maturity at May 1999.

10.      Income Taxes

The provision for income taxes for the years ended October 31, 1996, 1995 and 1994, is as follows:

                                                          1996               1995                 1994
                                                        --------          ----------           ---------

       Current provision:
              Federal                                   $697,134           $1,625,392         $2,475,245
              State                                      239,622              510,529            721,866
                                                        --------           ----------         ----------
                    Total                                936,756            2,135,921          3,197,111
                                                        --------           ----------         ----------
       Deferred provision (benefit):
              Federal                                     17,337             (856,889)             1,863
              State                                        3,291             (263,918)               366
                                                        --------           ----------         ----------
                    Total                                 20,628           (1,120,807)             2,229
                                                        --------           ----------         ----------
                                                        $957,384           $1,015,114         $3,199,340
                                                        ========           ==========         ==========

The components of the Company's deferred income tax provision (benefit) for the years ended October 31, 1996, 1995 and 1994, are as follows:

                                                                   1996                1995              1994
                                                                ----------         ------------        ---------

     Depreciation                                               $  91,068          $   119,997          $156,168
     Allowance for doubtful accounts                              127,163             (197,607)           (7,261)
     Inventory reserves                                          (120,443)            (818,252)          (58,203)
     Other non-deductible accruals                                (66,205)            (232,463)          (51,890)
     Other deductible capitalized costs                           (10,955)               7,518           (36,585)
                                                                ---------          -----------          --------
                                                                $  20,628          $(1,120,807)         $  2,229
                                                                =========          ===========          ========

The components of the Company's deferred income tax benefit and liability as of October 31, 1996 and 1995 are as follows:


                                                      1996               1995
   Current deferred income tax benefit:
       Allowance for doubtful accounts            $  125,653        $  252,816
       Inventory reserves                          1,229,710         1,109,267
       Other non-deductible accruals                 428,641           362,436
       Other deductible capitalized costs            (28,788)          (39,743)
                                                  ----------        ----------
                                                  $1,755,216        $1,684,776
                                                  ==========        ==========
     Long-term deferred income tax liability:
       Depreciation                               $ (585,815)       $ (494,747)
                                                  ==========        ==========



The Company has recorded a net consolidated deferred income tax asset of approximately $1.2 million. The realization of this net asset may be dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or if tax rates are lowered.

A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:


                                          1996                         1995                       1994
                                    ----------------              ---------------          ------------------
                                     Amount  Percent              Amount  Percent            Amount   Percent
     Computed tax at
       the expected
       statutory rate               $802,545      34.0%          $821,337      34.0%         $2,740,296    34.0%
     State income tax,
       net of federal
       tax benefits                  143,986       6.1            147,357       6.1             491,641     6.1
     Non-deductible
       expenses                       46,034       2.0             42,190       1.7              15,601     0.2
     Foreign sales
       corporation
       tax benefit                   (53,981)     (2.3)           (60,087)     (2.5)            (48,198)   (0.6)
     Other                            18,800       0.8             64,317       2.7                -        -
                                    --------      -----          --------      -----          ---------    ----
     Income tax
       provision                    $957,384       40.6%       $1,015,114       42.0%        $3,199,340    39.7%
                                    ========     ======        ==========      ======        ==========  ======

11.      Statement of Cash Flows, Noncash Transactions

The Company completed the following noncash transactions which are not reflected in the statement of cash flows:

                                                            1996                  1995                  1994
                                                         ----------            ----------            -------
     Capital lease equipment
         acquired and related
         capital lease obligations                          $  -                 $ 94,307           $ 277,720
     Common stock issued in payment for
       services, including deferred
       compensation                                            -                      -                 5,438

12.      Results by Quarter (Unaudited)

The unaudited results by quarter for the years ended October 31, 1996 and 1995 are shown below:

             Year Ended                       First             Second              Third             Fourth
          October 31, 1996                   Quarter            Quarter            Quarter            Quarter
          ----------------                 -----------        -----------        -----------        ---------

   Net sales                                $17,069,864         $26,355,684        $17,883,768        $14,103,531
   Gross profit                               6,600,711          10,955,138          6,692,647          3,146,865
   Net income                                   834,063           2,517,185            198,200         (2,146,405)
   Net income per common
      and equivalent
      share                                         .07                 .21                .02               (.18)
   Weighted average common
      and equivalent
      shares outstanding                     11,958,206          12,232,755         12,154,206         12,063,050

             Year Ended                       First             Second              Third             Fourth
          October 31, 1996                   Quarter            Quarter            Quarter            Quarter
          ----------------                 -----------        -----------        -----------        ---------


   Net sales                                $14,590,696         $26,438,854        $20,385,985        $13,108,776
   Gross profit                               5,497,664           9,035,266          7,621,185          2,871,221
   Net income                                   805,931           1,810,137            808,217         (2,023,703)
   Net income per common
      and equivalent share                          .07                 .15                .07               (.17)
   Weighted average common
      and equivalent
      shares outstanding                     12,020,191          12,187,819         12,235,566          11,882,143

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
  Ashworth, Inc. and subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ashworth, Inc. and subsidiaries' annual report to shareholders included in this Form 10-K, and have issued our report thereon dated December 13, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                          ARTHUR ANDERSEN LLP


Orange County, California
December 13, 1996

                              ASHWORTH, INC. AND SUBSIDIARIES


                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    Additions
                                                   ---------------------
                              Balance at        Charged to     Charged to                            Balance
                               Beginning         Costs and        Other                              at End
Description                     of Year          Expenses       Accounts          Deductions         of Year

FOR THE YEAR ENDED
     OCTOBER 31, 1994:

     Allowance for
         doubtful
         accounts                 $215,000          $101,000       $  -             $ 61,000         $255,000
                                  ========          ========       ========         ========         ========

FOR THE YEAR ENDED
     OCTOBER 31, 1995:

     Allowance for
         doubtful
         accounts                 $255,000          $558,000       $  -             $ 46,000         $767,000
                                  ========          ========       ========         ========         ========

FOR THE YEAR ENDED
     OCTOBER 31, 1996:

     Allowance for
         doubtful
         accounts                 $767,000           $64,000       $  -             $351,000         $480,000
                                  ========          ========       ========         ========         ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASHWORTH, INC.
                             (Registrant)


Date: January 27, 1997       BY: /s/ Randall L. Herrel, Sr.
                             --------------------------
                             Randall L. Herrel, Sr.
                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                                         Date


/s/ Gerald W. Montiel                    Chairman of the Board                        January 27, 1997
--------------------------
Gerald W. Montiel

/s/ Randall L. Herrel, Sr.               President and                                January 27, 1997
--------------------------
Randall L. Herrel, Sr.                   Chief Executive Officer
                                         (Principal Executive Officer)

/s/ John L. Ashworth                     Sr. Executive Vice President                 January 27, 1997
--------------------------
John L. Ashworth                         and Director


/s/ A. John Newman                       Vice President - Finance,                    January 27, 1997
--------------------------
A. John Newman                           Treasurer, Chief Financial
                                         Officer (Principal Financial
                                         and Accounting Officer)

/s/ Andre P. Gambucci                    Director                                     January 27, 1997
--------------------------
Andre P. Gambucci


/s/ John M. Hanson, Jr.                  Director                                     January 27, 1997
--------------------------
John M. Hanson, Jr.