Form 10-Q
period 1997-01-31
ASHWORTH INC
filed 1997-03-17
CIK 820774

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1997

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

                         2791 LOKER AVENUE WEST
                          CARLSBAD, CA 92008
               (Address of Principal Executive Offices)
                            (Zip Code)
                            (619) 438-6610
         (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Title         Outstanding as of March 6, 1997.

   $.001 par value Common Stock          12,180,626

                              INDEX

                                                       PAGE

Part I.   Financial Information

Item 1.   Financial Statements.

          Consolidated Balance Sheets                     1
          Consolidated Statements of Income               2
          Consolidated Statements of Cash Flows           3
          Notes to consolidated financial statements      4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   5

Part II.  Other Information                               7

          Signatures                                      8
       ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                           January 31   October 31
                                              1997        1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $ 1,546,533   $ 1,953,918
   Accounts receivable-trade                15,403,411     8,835,663
   Accounts receivable - other                 830,990       877,471
   Inventories                              25,892,773    24,729,179
   Deferred income tax benefit               1,051,934     1,755,216
   Income tax refund receivable                116,352     1,769,119
   Other current assets                      1,767,654     1,815,128
                                            ----------    ----------
         Total current assets               46,609,648    41,735,694

PROPERTY, PLANT AND EQUIPMENT               18,063,028    17,880,437
   Less--Accumulated depreciation           (7,156,161)   (6,694,349)
                                            ----------    ----------
                                            10,906,867    11,186,088

CAPITAL LEASES - EQUIPMENT                   2,069,021     1,971,221
   Less--accumulated amortization           (1,013,299)     (963,556)
                                            ----------    ----------
                                             1,055,722     1,007,665

OTHER ASSETS                                   967,547       982,714
                                            ----------    ----------
                                           $59,539,784   $54,912,161
                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                          $ 4,560,000             0
   Current portion of long-term debt         1,533,576     1,512,051
   Accounts payable-trade                    4,873,314     5,969,495
   Accrued liabilities-
         Salaries and commissions              946,304       946,465
         Other                               1,977,556     1,705,480
                                            ----------    ----------
         Total current liabilities          13,890,750    10,152,491

LONG-TERM DEBT, net of current portion       5,020,242     5,307,284

DEFERRED INCOME TAX LIABILITY                  623,663       585,815

STOCKHOLDERS' EQUITY:
   Common stock                                 12,181        12,163
   Capital in excess of par value           24,316,136    24,217,654
   Retained earnings                        15,863,076    14,699,461
   Deferred compensation                       (97,267)     (109,954)
   Cumulative translation adjustment           (88,997)       47,247
                                            ----------    ----------
                                            40,005,129    38,866,571
                                            ----------    ----------
                                           $59,539,784   $54,912,161
                                           ===========   ===========

      ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                        Three months ended January 31
                                              1997       1996

NET SALES                             $19,840,823 $17,069,864

COST OF GOODS SOLD                     12,371,590  10,469,153
                                       ----------  ----------
   Gross profit                         7,469,233   6,600,711

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 5,420,943   4,856,524
                                       ----------  ----------
   Income from operations               2,048,290   1,744,187
                                       ----------  ----------
OTHER INCOME (EXPENSE):
   Interest income                          5,149      12,662
   Interest expense                      (142,097)   (318,585)
   Other income (expense)                  21,575      (1,237)
                                       ----------  ----------
                                         (115,373)   (307,160)
                                       ----------  ----------
Income before provision
   for income taxes                     1,932,917   1,437,027

PROVISION FOR INCOME TAXES                769,301     602,964
                                       ----------  ----------
   Net income                         $ 1,163,616 $   834,063
                                      =========== ===========

NET INCOME PER COMMON AND
   EQUIVALENT SHARE:
Primary:
   Weighted average shares
      outstanding                      12,216,960  11,958,206
   Net earnings per share                   $0.10       $0.07

Fully diluted:
   Weighted average shares
      outstanding                      12,304,171  12,032,045
   Net earnings per share                   $0.09       $0.07

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                          Three months ended January 31,
                                                 1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net cash used in operating activities           ($4,518,453)  ($4,835,875)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                (182,591)   (1,564,944)
                                                    --------     ---------
 Net cash used in investing activities              (182,591)   (1,564,944)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on capital
      lease obligations                             (101,542)     (171,771)
 Borrowing on line of credit                       7,960,000     5,275,000
 Payments on line of credit                       (3,400,000)            0
 Borrowing on notes payable
      and long-term debt                                   0       930,014
 Principal payments on notes payable
      and long-term debt                            (263,299)     (258,051)
 Proceeds from issuance of common
      stock                                           98,500       333,300
                                                    --------     ---------
 Net cash provided by financing
      activities                                   4,293,659     6,108,492
                                                   ---------     ---------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                   (407,385)     (292,327)

CASH AND CASH EQUIVALENTS,
 beginning of period                               1,953,918     1,613,029
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS, end of period          $1,546,533    $1,320,702
                                                  ==========    ==========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1997

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

  Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 1996.

NOTE 2 - Inventories.
  Inventories consisted of the following at January 31, 1997, and October 31, 1996:

                                   January 31,    October 31,
                                      1997           1996

       Raw materials                 $ 4,811,309  $ 3,258,555
       Work in Process                 1,816,955    1,937,069
       Finished Goods                 19,264,509   19,533,555
                                      ----------   ----------
                                     $25,892,773  $24,729,179
                                      ==========   ==========

NOTE 3 - Long-Term Debt.
  During the three month period, long term debt and the current portion of long term debt decreased by $265,517. The Company entered into an equipment leasing agreement for $99,324 to purchase an embroidery machine. Principal repayments on notes payable and capital leases were $364,841.


NOTE 4 - Per Share Information.
  Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the conversion of the outstanding dilutive options, all of which are considered to be Common Stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Sales for the quarter were $19.8 million, an increase of 16.2% over sales of $17.1 million for the same period in 1996. Domestic and foreign sales were as follows:

                                           Jan Qtr 1997        Jan Qtr 1996
Domestic sales                              $13,688,119         $11,268,297

Foreign sales:
  Ashworth UK Ltd                               515,280             201,511
  Other                                       5,637,424           5,600,056
                                             ----------          ----------
Total Foreign sales                           6,152,704           5,801,567
                                             ----------          ----------
Total sales                                 $19,840,823         $17,069,864
                                             ==========          ==========

Strong sell-through at the retail level in the golf pro shops, specialty stores and upscale department stores, as well as factory outlet stores, contributed to the increase in domestic sales. While Europe sales are experiencing growth, the Company is currently reevaluating how to distribute its products to Japan due to lower than expected commitments from its current Japan distributor.

As of March 12, 1997, the Company had over 100 commitments for its Golfman in-store shop/fixture program. The Company has designed a line of apparel for the younger golfer under the AGCo label for the Fall 1997 season. The Company also anticipates opening a new retail concept store, in July 1997, to showcase its products.

Gross margin for the quarter was 37.7% compared to 38.7% in the January quarter 1996 due primarily to a somewhat larger proportion of the sales mix being at a lower margin.

Selling, general and administrative expenses decreased to 27.3% of net sales in the quarter compared with 28.5% in 1996. The decrease resulted from cost containment programs set in place by management, including general expense reductions and a 5% reduction in the work force, as well as elimination of budgeted but unfilled positions. The cost containment program is estimated to result in an approximate annualized $1.5 to $2 million savings, which will affect both selling, general and administrative expenses and cost of sales. Management believes that these effects will not be fully realized until fiscal 1997 fourth quarter or 1998 first quarter. Management intends to continue exploring other cost containment measures.

Other expense shows a net decrease of $191,787 for the quarter due primarily to lower borrowings from the bank resulting in lower interest payments.

FINANCIAL CONDITION

The Company has a business loan agreement with Bank of America which provides a $20,000,000 revolving line of credit. At January 31, 1997, the Company had an outstanding loan balance with the bank of $4,560,000 compared to a zero balance at October 31, 1996. Because of the seasonality of the Company's business, the quarter-end loan balance should be compared with the balance of $11,945,000 outstanding a year earlier. At March 7, 1997, the loan balance outstanding was $2,065,000.

Trade receivables were $15,403,000 at January 31,1997, an increase of $6,568,000 over the balance at October 31, 1996. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $14,506,000 at January 31, 1996, rather than the year-end balance. This shows an increase of 6.2% in receivables compared with an increase of 16.2% in sales over the prior year's first quarter.

Inventory increased to $25,893,000 from $24,729,000 at October 31, 1996, an increase of 4.7%. However, compared to the inventory of $30,677,000 at January 31, 1996, inventory has decreased by 15.6% due primarily to better forecasting and production control. Management intends to continue its strategy of lowering inventory levels throughout 1997.

PART II.  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended January 31, 1997.

ITEM 2  CHANGES IN SECURITIES - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5  OTHER INFORMATION - NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K  -  NONE

Exhibit No.                   Description of Exhibit

10(o)(9) Registrant's guarantee of its subsidiaries obligations under Lease Agreement dated October 30, 1996, for the
          South Coast Plaza retail store.

27        Financial Data Schedule.

Form 8-K:

No reports on Form 8-K were filed during the first quarter ended
January 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ASHWORTH, INC
                               (Registrant)



Date:         3/14/97         /s/ Randall L. Herrel, Sr.
                              Randall L.Herrel, Sr.
                              President and
                              Chief Executive Officer


Date:         3/14/97         /s/ John Newman
                              John Newman
                              Chief Financial Officer