Form 10-Q
period 1997-04-30
ASHWORTH INC
filed 1997-06-10
CIK 820774

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1997

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

                              (760) 438-6610
            (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X
No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Title                           Outstanding at  May 31, 1997

$.001 par value Common Stock                   12,214,376

                               INDEX

                                                              PAGE

Part I.  Financial Information

Item 1.  Financial Statements.

  Condensed Consolidated Balance Sheets                          1
  Condensed Consolidated Statements of Income                    2
  Condensed Consolidated Statements of Cash Flows                3
  Notes to Condensed Consolidated Financial Statements           4

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  5

Part II.  Other Information                                      8

Signatures                                                       9

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              April 30       October 31
                                                1997            1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 1,091,631      $ 1,953,918
  Accounts receivable-trade                  22,929,305        8,835,663
  Accounts receivable - other                   636,969          877,471
  Inventories                                22,205,425       24,729,179
  Deferred income tax benefit                 1,145,342        1,755,216
  Income tax refund receivable                        0        1,769,119
  Other current assets                        1,881,827        1,815,128
                                             ----------       ----------
  Total current assets                       49,890,499       41,735,694

PROPERTY AND EQUIPMENT                       18,484,091       17,880,437
  Less accumulated depreciation              (7,877,439)      (6,694,349)
                                             ----------       ----------
                                             10,606,652       11,186,088

CAPITAL LEASES - EQUIPMENT                    1,803,955        1,971,221
  Less accumulated amortization                (829,182)        (963,556)
                                             ----------       ----------
                                                974,773        1,007,665

OTHER ASSETS                                    850,802          982,714
                                             ----------       ----------
                                            $62,322,726      $54,912,161
                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                              $1,310,000               $0
  Current portion of long-term debt           1,534,231        1,512,051
  Accounts payable-trade                      5,709,921        5,969,495
  Income tax payable                          1,677,056                0
  Accrued salaries and commissions            1,466,673          965,465
  Accrued liabilities-other                   1,901,327        1,705,480
                                             ----------       ----------
  Total current liabilities                  13,599,208       10,152,491

LONG-TERM DEBT, less current portion          4,647,509        5,307,284
DEFERRED INCOME TAX LIABILITY                   627,712          585,815

STOCKHOLDERS' EQUITY:
  Common stock                                   12,213           12,163
  Capital in excess of par value             24,816,298       24,217,654
  Retained earnings                          18,754,884       14,699,461
  Deferred compensation                         (84,580)        (109,954)
  Accumulated translation-
    currency conversion                         (50,518)          47,247
                                             ----------       ----------
Total stockholders' equity                   43,448,297       38,866,571
                                             ----------       ----------
                                            $62,322,726      $54,912,161
                                             ==========       ==========

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                     Three months ended April 30  Six months ended April 30
                           1997        1996           1997        1996
NET SALES               $30,618,033  $26,355,684  $50,458,856  $43,425,548

COST OF GOODS SOLD       18,962,865   15,400,546   31,334,455   25,869,699
                         ----------   ----------   ----------   ----------
  Gross profit           11,655,168   10,955,138   19,124,401   17,555,849

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES   6,747,427    6,499,782   12,168,370   11,356,306
                         ----------   ----------   ----------   ----------
  Operating profit        4,907,741    4,455,356    6,956,031    6,199,543
OTHER INCOME (EXPENSE):
  Interest income             3,508        9,752        8,656       22,414
  Interest expense         (192,933)    (379,501)    (335,029)    (698,086)
  Other income (expense)    (38,485)     (33,247)     (16,910)     (34,484)
                         ----------   ----------   ----------   ----------
 Total other
     income (expense)      (227,910)    (402,996)    (343,283)    (710,156)
  Income before income
     tax provision        4,679,831    4,052,360    6,612,748    5,489,387

INCOME TAX PROVISION      1,788,024    1,535,175    2,557,325    2,138,139
                         ----------   ----------   ----------   ----------
  Net Income             $2,891,807   $2,517,185   $4,055,423   $3,351,248
                         ==========    =========   ==========   ==========

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE:

Primary:
  Weighted average shares
  outstanding            12,653,378   12,232,755   12,475,840   12,061,644
Net earnings per share        $0.23        $0.21        $0.33        $0.28

Fully Diluted:
  Weighted average shares
  outstanding            12,733,578    12,232,755  12,697,098   12,120,697
Net earnings per share        $0.23         $0.21       $0.32        $0.28

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               Six months ended April 30
                                                  1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash used in operating activities        ($1,698,224)    ($2,655,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment             (335,838)     (1,839,878)
                                                ----------     ----------
 Net cash used in investing activities           (335,838)     (1,839,878)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock           598,694         344,300
 Proceeds from revolving line of credit        14,110,000      16,905,000
 Principal payments on
    revolving line of credit                  (12,800,000)    (13,675,000)
 Proceeds from long-term borrowings                     0       1,930,013
 Principal payments on long-term debt            (526,598)       (570,040)
 Principal payments on
    capital lease obligations                    (210,321)       (481,878)
                                               ----------      ----------
 Net cash provided by
    financing activities                        1,171,775       4,452,395
                                               ----------      ----------
NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                             (862,287)        (42,725)
CASH AND CASH EQUIVALENTS,
    beginning of period                         1,953,918       1,613,029
                                               ----------      ----------
CASH AND CASH EQUIVALENTS,
    end of period                              $1,091,631      $1,570,304
                                               ==========      ==========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1997

NOTE 1- Basis of Presentation.
    In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 - Inventories.
    Inventories consisted of the following at April 30, 1997 and October
    31, 1996:

                                      April 30            October 31
                                        1997                 1996
         Raw materials             $ 4,693,259          $ 3,258,555
         Work in Process             2,001,095            1,937,069
         Finished Goods             15,511,071           19,533,555
                                    ----------           ----------
                                   $22,205,425          $24,729,179
                                    ==========           ==========

NOTE 3 - Property & Equipment - Leased.
    During the six month period ended April 30, 1997, equipment leases with an original capital value of $267,816 expired, or were soon to expire, and were purchased for their residual values. The original capitalized amounts were transferred to Property and Equipment (Company-owned).

NOTE 4 - Long-Term Debt.
    During the six month period ended April 30, 1997, long-term debt and the current portion of long-term debt decreased by $637,595. The Company entered into a capital lease for $99,324 to acquire an embroidery machine in its Ashworth UK operation. Principal repayments on equipment financing agreements and capital leases were $736,919.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition  and Results of Operation.

Results of Operations

Second Quarter 1997 compared to Second Quarter 1996

                                Apr Qtr 1997       Apr Qtr 1996
Consolidated Sales:
 Domestic sales                  $24,460,297        $21,091,174

 Foreign sales:
  Ashworth UK Ltd                  4,486,612          3,802,274
  Other                            1,671,124          1,462,236
                                  ----------         ----------
 Total Foreign sales               6,157,736          5,264,510
                                  ----------         ----------
Total sales                      $30,618,033        $26,355,684
                                  ==========         ==========

Consolidated sales for the quarter increased 16.2% to $30,618,000 from $26,356,000 for the same period in 1996. This increase was primarily due to increased sales volume. Domestic sales for the quarter increased 16% to $24,460,000 from $21,091,000 in the April quarter 1996, the result of continuing strong sell-through at the retail level, both in green grass shops, and specialty and upscale department stores. Foreign sales increased 17% to $6,158,000 from $5,265,000. Sales in Europe continue to grow through the Company's subsidiary in England. The Company's newly implemented in-store shop program, the Golfman Shop program, has been extremely successful in gaining momentum, with commitments for over 125 shops since its inception six months ago.

Gross profit decreased to 38.1% from 41.6% in 1996, due primarily to a higher mix of lower margin products in the quarter, and sales of prior season inventory.

Selling, General and Administrative expenses decreased in the quarter to 22.0% of sales compared to 24.7% in the April quarter 1996. The decrease resulted from the cost containment programs set in place earlier in the year, and management expects this trend of lower expenses as a percent of sales to continue.

Other expense decreased to $228,000 from $403,000 in the second quarter of 1996, due primarily to lower bank borrowings resulting in lower interest payments.

April Half Year 1997 compared to April Half Year 1996

                                 Apr Half year      Apr Half year
Consolidated Sales:                   1997               1996
 Domestic sales                    $38,148,416        $32,359,471

 Foreign sales:
  Ashworth UK Ltd                    5,001,892          4,003,785
  Other                              7,308,548          7,062,292
                                    ----------         ----------
 Total Foreign sales                12,310,440         11,066,077
                                    ----------         ----------
Total sales                        $50,458,856        $43,425,548
                                    ==========         ==========

Consolidated sales for the first half of fiscal 1997 increased 16.2% to $50,459,000 from $43,426,000 for the same period in 1996. This increase was primarily due to increased sales volume.

Gross profit decreased to 37.9% from 40.4% in 1996, due primarily to a somewhat larger proportion of the sales mix being at a lower margin in the first half of fiscal 1997.

Selling, General and Administrative expenses decreased in the six month period to 24.1% of sales compared to 26.2% in the same period of the prior year. A cost containment program was set in place during the first quarter of fiscal 1997 and management intends to continue exploring other cost containment measures.

Other expense decreased to $343,000 from $710,000 in the first half of fiscal 1996. The Company has incurred lower interest payments as a result of lower bank borrowings.

Financial Condition

The Company has a working capital line of credit with Bank of America. At April 30, 1997, borrowings against the line were $1,310,000 as compared to $0 at October 31, 1996, and $9,900,000 at April 30, 1996. At June 3, 1997, repayments by the Company had reduced the balance outstanding to $0. The current available line of credit is $20,000,000 and management believes that the line of credit base is adequate for the remainder of the 1997 fiscal year.

Trade receivables were $22,929,000 at April 30, 1997, an increase of $14,093,000 over the balance at October 31, 1996. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $19,900,000 at April 30, 1996, rather than the balance at October 31, 1996. This 15.2% increase was in line with the 16.2% increase in sales.

Inventory decreased to $22,205,000 from $24,729,000 at October 31, 1996, a reduction of 10.2%. The inventory was down 16.3% from the level of $26,541,000 a year earlier. Management will continue to reduce inventory in selected categories throughout the remainder of 1997. However, in-stock levels of the Company's Basics products will be increased, due to higher demand and the growing customer base.

During the six months ended April 30, 1997, the Company expended
$436,388 on capital equipment. The expenditure was for an embroidery machine, computer equipment, warehouse equipment and leasehold improvements.

Common stock and additional paid-in capital increased by $598,694 in the six months ended April 30, 1997. Stock options for 50,750 shares were exercised in the period contributing $325,398 of the increase. Additionally, the period's share of the fair value of stock options granted to golf professionals and consultants since December 15, 1995, amounting to $273,296, was added to additional paid-in capital under the rules of FAS 123 - Accounting for Stock-Based Compensation.

Derivatives

The Company has a foreign currency exposure risk in relation to its subsidiary Ashworth U.K., Ltd. To reduce this risk, management has entered into foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S dollar and the British pound. Currently, the Company has four contracts outstanding and each one provides that the Company will sell 300,000 GB pounds to the bank for a specified number of U.S. dollars on a specified date.

Part II.    Other Information

Item 1.     Legal Proceedings.

  There were no material pending or threatened legal proceedings as to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended April 30, 1997.

Item 2.     Changes in Securities - None.

Item 3.     Defaults upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders

April 29, 1997 - Annual Meeting:

(1)  Director elected at the meeting:
      John M. Hanson
      Number of votes FOR                10,002,772
      Number of votes WITHHELD               90,743

(2)  Director elected at the meeting:
      Randall L. Herrel, Sr.
      Number of votes FOR                10,012,197
      Number of votes WITHHELD               81,318

  Each other director whose term of office as a director continued after the meeting:
             Gerald W. Montiel
             John L. Ashworth
             Andre P. Gambucci

(3)  Other matters voted upon at the meeting:
       None

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.         Description of Exhibit

27                  Financial Data Schedule.

Form 8-K:

Form 8-K was filed on April 25, 1997, reporting the change of independent accountants, and a Form 8-K/A was filed on April 28, 1997, with a technical amentdment of Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ashworth, Inc


Date: June 9, 1997                   By: /s/ Randall L. Herrel, Sr.
                                     Randall L. Herrel, Sr.
                                     President and
                                     Chief Executive Officer


Date: June 9, 1997                   By: /s/ John Newman
                                     John Newman
                                     Chief Financial Officer and
                                     Chief Accounting Officer