Form 10-Q
period 1997-07-31
ASHWORTH INC
filed 1997-09-15
CIK 820774

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 1997

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

                              (760) 438-6610
                     (Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X
No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title            Outstanding at September 12, 1997

      $.001 par value Common Stock            12,637,374

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

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            July 31           October 31
                                              1997                 1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $ 2,926,250       $ 1,953,918
  Accounts receivable-trade                 17,398,466         8,835,663
  Accounts receivable-other                    515,776           877,471
  Inventories                               25,578,066        24,729,179
  Deferred income tax benefit                1,201,895         1,755,216
  Income tax refund receivable                  89,610         1,769,119
  Other current assets                       1,358,158         1,815,128
                                            ----------        ----------
         Total current assets               49,068,221        41,735,694

PROPERTY AND EQUIPMENT                      18,943,209        17,880,437
  Less accumulated depreciation             (8,380,706)       (6,694,349)
                                            ----------        ----------
                                            10,562,503        11,186,088

CAPITAL LEASES - EQUIPMENT                   1,805,973         1,971,221
  Less accumulated amortization               (882,610)         (963,556)
                                            ----------        ----------
                                               923,363         1,007,665

OTHER ASSETS                                 1,807,461           982,714
                                            ----------        ----------
                                           $62,361,548       $54,912,161
                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                     $0                $0
  Current portion of long-term debt          1,534,712         1,512,051
  Accounts payable-trade                     5,518,401         5,969,495
  Accrued salaries and commissions           1,338,437           965,465
  Accrued liabilities - other                1,492,951         1,705,480
                                            ----------        ----------
  Total current liabilities                  9,884,501        10,152,491

LONG-TERM DEBT, less current portion         4,299,650         5,307,284
OTHER LONG-TERM LIABILITIES                    658,329                 0
DEFERRED INCOME TAX LIABILITY                  648,512           585,815

STOCKHOLDERS' EQUITY:
  Common stock                                  12,430            12,163
  Capital in excess of par value            27,415,682        24,217,654
  Retained earnings                         19,522,307        14,699,461
  Deferred compensation                        (71,893)         (109,954)
  Accumulated translation-
    currency conversion                         (7,970)           47,247
                                            ----------        ----------
Total stockholders' equity                  46,870,556        38,866,571
                                            ----------        ----------
                                           $62,361,548       $54,912,161
                                            ==========        ==========

PAGE

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                         Three months ended July 31  Nine months ended July 31
                             1997         1996          1997        1996

NET SALES                   $21,702,211 $17,883,768  $72,161,067 $61,309,316

COST OF GOODS SOLD           13,722,007  11,191,121   45,056,462  37,060,820
                             ----------  ----------   ----------  ----------
  Gross profit                7,980,204   6,692,647   27,104,605  24,248,496

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES       6,504,000   6,125,132   18,672,370  17,481,438
                             ----------  ----------   ----------  ----------
  Operating profit            1,476,204     567,515    8,432,235   6,767,058
OTHER INCOME (EXPENSE):
  Interest income                14,592       6,048       23,249      28,462
  Interest expense             (136,110)   (262,668)    (471,140)   (960,754)
  Other income (expense)       (105,096)     84,471     (122,006)     49,987
                             ----------  ----------   ----------  ----------
  Total other
      (expense)                (226,614)   (172,149)    (569,897)   (882,305)
  Income before income
     tax provision            1,249,590     395,366    7,862,338   5,884,753

INCOME TAX PROVISION            482,167     197,166    3,039,492   2,335,305
                             ----------  ----------   ----------  ----------
  Net income                   $767,423    $198,200   $4,822,846  $3,549,448
                             ==========   =========   ==========  ==========

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE:

Primary:
  Weighted average shares
  outstanding                13,825,696  12,154,206   12,846,818  12,093,234
Net earnings per share            $0.06       $0.02        $0.38       $0.29

Fully Diluted:
  Weighted average shares
  outstanding                13,843,762  12,154,206   13,352,741  12,093,053
Net earnings per share            $0.06       $0.02        $0.36       $0.29

PAGE

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                  Nine months ended July 31
                                                    1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash used in operating activities          ($318,070)         $4,207,779

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment             (844,431)         (2,111,474)
 Proceeds from sale of equipment                   20,835               1,701
                                               ----------          ----------
 Net cash used in investing activities           (823,596)         (2,109,773)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock         3,198,295             344,300
 Proceeds from revolving line of credit        16,335,000          19,630,000
 Principal payments on
         revolving line of credit             (16,335,000)        (22,575,000)
 Proceeds from long-term borrowings                     0           1,930,013
 Principal payments on long-term debt            (789,897)           (896,457)
 Principal payments on
         capital lease obligations               (294,400)           (574,775)
                                               ----------          ----------
 Net cash provided (used) by
         financing activities                   2,113,998          (2,141,919)
                                               ----------          ----------
NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                         972,332             (43,913)

CASH AND CASH EQUIVALENTS,
         beginning of period                    1,953,918           1,613,029
                                               ----------          ----------
CASH AND CASH EQUIVALENTS,
         end of period                         $2,926,250          $1,569,116
                                               ==========          ==========

PAGE

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1997

NOTE 1- Basis of Presentation.
        In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 - Inventories.
         Inventories consisted of the following at July 31, 1997 and October 31, 1996:

                                         July 31                October 31
                                          1997                     1996
                                       -----------             -----------
              Raw materials           $ 4,382,227              $ 3,258,555
              Work in Process           2,986,401                1,937,069
              Finished Goods           18,209,438               19,533,555
                                       ----------               ----------
                                      $25,578,066              $24,729,179
                                       ==========               ==========

NOTE 3 - Property & Equipment - Leased.
    During the nine month period ended July 31, 1997, equipment leases with an original capital value of $267,816 expired, or were soon to expire, and were purchased for their residual values. The original capitalized amounts were transferred to Property and Equipment (Company-owned).

NOTE 4 - Long-Term Debt.
    During the nine month period ended July 31, 1997, long-term debt and the current portion of long-term debt decreased by $984,973. The Company entered into a capital lease for $99,324 to acquire an embroidery machine in its Ashworth UK operation. Principal repayments on equipment financing agreements and capital leases were $1,084,297.

NOTE 5 - Per Share Information.
    Earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the conversion of the outstanding dilutive options, all of which are considered to be Common Stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock, limited to 20% of the shares actually issued and outstanding. The value of the options in excess of the 20% limit has been used to calculate the interest savings that would have occurred had these funds been used to pay down long term debt. These theoretical savings for the quarter have been added to net income for the earnings per share calculation. The amount added for the Primary calculation was $53,985 and for Fully Diluted it was $21,766.

Item 2.     Management's Discussion and Analysis of Financial
            Condition  and Results of Operation.

Results of Operations

Third Quarter 1997 compared to Third Quarter 1996

Consolidated sales for the quarter increased 21.4% to $21,702,000 from $17,884,000 for the same period in 1996. This increase was primarily due to increased sales volume resulting from demand for the brand and stronger than anticipated reorders. Domestic sales for the quarter increased 41.2% to $18,112,000 from $12,826,000 in the July quarter
1996, primarily due to stronger than anticipated demand and improved sell-through in green grass shops, and specialty and upscale department stores. Foreign sales decreased 29.0% to $3,590,000 from $5,057,000. The decrease was primarily due to the Company's decision to change its distributor in Japan and was partially offset by the $1,129,000 increase in sales by Ashworth UK in Europe. The Company added 40 more locations to its in-store shop program during the quarter bringing the total number of commitments to 165 shops since November 1996.

Gross profit decreased to 36.8% from 37.4% in 1996, due primarily to sales of prior season inventory at below cost wholesale prices in the quarter.

Selling, General and Administrative expenses decreased in the quarter to 30.0% of sales compared to 34.2% in the July quarter 1996. The decrease resulted from the cost containment programs set in place earlier in the year, and Management expects this trend of lower expenses as a percent of sales to continue.

Other expense increased to $227,000 from $172,000 in the third quarter of 1996, due primarily to currency transaction losses at Ashworth UK Ltd in its transactions with its customers in Europe, offset by lower interest expense on reduced bank borrowings.

Nine months ended July 31, 1997 compared to Nine months ended July
31,1996

Consolidated sales for the first nine months of fiscal 1997 increased 17.7% to $72,161,000 from $61,309,000 for the same period in 1996.
Domestic sales increased 24.5% to $56,260,000 as compared to $45,186,000 for the same period of the prior year. This increase was primarily due to increased sales volume resulting from demand for the Ashworth brand and stronger than normal reorders. Foreign sales decreased 1.4% to $15,901,000 as compared to $16,123,000 for the same period in fiscal year 1996. This decrease was due primarily to the Company's decision to change its distributor in Japan and was partially offset by the $2,127,000 increase in sales by Ashworth UK in Europe.

Gross profit decreased to 37.6% from 39.6% in 1996, due primarily to a somewhat larger proportion of the sales mix being at a lower margin in the first nine months of fiscal 1997 and to sales of prior season inventory at below wholesale prices.

Selling, General and Administrative expenses decreased in the nine month period to 25.9% of sales compared to 28.5% in the same period of the prior year. A cost containment program was set in place during the first quarter of fiscal 1997 and management intends to continue exploring other cost containment measures.

Other expense decreased to $570,000 from $882,000 in the first nine months of fiscal 1996. This decrease was due primarily to lower interest expense on reduced bank borrowings offset by currency transaction losses at Ashworth UK Ltd in its transactions with its customers in Europe.


Financial Condition

  The Company has a working capital line of credit with Bank of America. At July 31, 1997 and at October 31, 1996, the Company had no borrowings against the line as compared to $3,725,000 at July 31, 1996. The current available line of credit is $20,000,000 and management believes that the line of credit base is adequate for the remainder of the 1997 fiscal year.

Trade receivables were $17,398,000 at July 31, 1997, an increase of $8,563,000 over the balance at October 31, 1996. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $15,030,000 at July 31, 1996, rather than the balance at October 31, 1996. This 15.8% increase was in line with the 21.4% increase in sales in the third quarter.

Inventory increased to $25,578,000 from $24,729,000 at October 31, 1996, an increase of 3.4%. Compared to the inventory of $24,940,000 at July 31, 1996, inventory increased 2.6% which was below the 21.4% increase in sales for the third quarter. In-stock levels of the Company's Basics products have increased due to higher demand and the growing customer base. Management will continue to reduce inventory in selected categories throughout the remainder of 1997.

During the nine months ended July 31, 1997, the Company expended
$947,000 on capital equipment. The expenditure was for an embroidery machine, computer equipment, warehouse equipment, store fixtures and leasehold improvements.

Common stock and additional paid in capital increased by $3,198,000 in the nine months ended July 31, 1997. Stock options for 366,250 shares were exercised in the period contributing $2,694,000 of the increase. Additionally, in the period from November 1, 1996 through July 31, 1997 $504,000 was credited to additional paid in capital under the rules of FAS 123 - Accounting for Stock-Based Compensation for the fair value of stock options granted to consultants since December 15, 1995.

Derivatives

The Company has a foreign currency exposure risk in relation to its subsidiary Ashworth UK Ltd. To reduce this risk, management has entered into foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S dollar and the British pound. Currently, the Company has two contracts outstanding and each one provides that the Company will sell 300,000 GB pounds to the bank for a specified number of U.S. dollars on a specified date.

Part II.    Other Information

Item 1.     Legal Proceedings.

  There were no material pending or threatened legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended July 31, 1997.

Item 2.     Changes in Securities - None.

Item 3.     Defaults upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K.

Exhibit No.    Description of Exhibit
  27             Financial Data Schedule.

Form 8-K:

     During the third quarter of the fiscal year ended October 31, 1997 the Company filed a Form 8-K reporting that Mr. John L. Ashworth activated a previously established (01/01/95) multi-year consulting agreement with the Company whereby he resigned as senior executive vice president. Mr. Ashworth will continue to serve as a consultant on an on-going basis and will continue to serve on the Company's board of directors. Pursuant to the consulting agreement, Mr. Ashworth will continue to work with the Company's chief executive officer and creative staff to visualize and identify Company direction and evolve brand image.
PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ashworth, Inc


Date: September 15, 1997             By: /s/ Randall L. Herrel, Sr.
                                     Randall L. Herrel, Sr.
                                     President and
                                     Chief Executive Officer


Date: September 15, 1997             By: /s/ John Newman
                                     John Newman
                                     Chief Financial Officer and
                                     Chief Accounting Officer