Form 10-K
period 1997-10-31
ASHWORTH INC
filed 1998-01-28
CIK 820774

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended October 31, 1997

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

            2791 LOKER AVENUE WEST, CARLSBAD, CA 92008
   (Address of Principal Executive Office, including Zip Code)
                          (760) 438-6610
       (Registrant's Telephone Number, including Area Code)

 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 31, 1997, was $126,691,000 based upon the last reported sale price of the Company's Common Stock as reported by the NASDAQ National Market System.

There were 13,552,830 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 1997.

PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997.

                              PART I

Item 1.  BUSINESS
                GENERAL DESCRIPTION OF THE COMPANY

  Ashworth, Inc., based in Southern California was incorporated in Delaware on March 19, 1987. It changed its corporate name from Charter Golf, Inc. to Ashworth, Inc. on April 6, 1994. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and shoes under the Ashworth label. The Ashworth products have been retailed in golf pro shops, resorts, at better department and specialty retail stores, and in selected international markets.

  The Company has wholly owned subsidiaries which own and operate the ten company outlet stores and the Ashworth Concept Store. A wholly owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. Ashworth, Inc. and its wholly owned subsidiary, Ashworth U.K., Ltd., are partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention.

                NARRATIVE DESCRIPTION OF BUSINESS

  At its inception, the Company began designing and marketing classically-styled, natural fiber golfwear distributed in the United States under the Ashworth brand exclusively to golf pro shops and resorts. The Company has been credited with developing the new look in golfwear over the past ten years, using natural fibers and a loose relaxed fit emphasizing quality in product and presentation, which are now industry standards. Its golf lifestyle apparel is aimed at predominately the younger active male consumer in the middle/upper middle income range and is priced in the middle to upper middle price range for golf apparel. For the past five years, Ashworth has been the leading golf apparel line sold at pro shops in the United States. The Company also opened a concept retail store in October 1997 to sell lifestyle products.

                        ASHWORTH PRODUCTS

  All Ashworth products are designed in-house. The Company designs two Spring, two Summer, two Fall, one Resort and one Holiday line per year. Each line consists of approximately 30 to 40 styles. Product design is largely one of classic, timeless designs with an emphasis on quality and natural fibers.

  Through the fall lines of 1996, the Company designed two labels, Ashworth and Ashworth Harry Logan . The Ashworth label products were sold to golf pro shops and the Ashworth Harry Logan line was sold to the department and speciality store trade. Starting with the Holiday 1996 line, the Company decided to market all of its products under the Ashworth label to provide management with better control over inventory, design and distribution costs.

  The Company's line consists of knit and woven shirts, pullovers, sweaters, vests, pants, shorts, hats, shoes and accessories. The Company also designs a
Weather Systems   collection  made largely of technical fabrics and produced for a variety of weather conditions including cold and rainy as well as hot and humid. In 1996, the Company introduced a Basics line of shirts, pants and shorts which is comprised of popular styles and colors which do not change significantly from season to season. Sales of product from the Basics line provided approximately 25% of the Company's sales volume in 1997.

  The Company is placing a lower emphasis on its golf shoe business and will focus on casual and golf training shoes rather than spiked golf shoes. The Company's management is considering licensing its shoe production and sales operations.


                      DISTRIBUTION CHANNELS

  The Company distributes and sells its products through the following five channels of distribution.

Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops

  The Company's core business is selling to golf pro shops located at golf courses. According to surveys by GOLF PRO MAGAZINE, the Company is the leading golf apparel company in golf pro shops in the United States with approximately a 10% market share. The Company presently distributes to pro shops in all 50 states.

Department Stores and Specialty Stores

  The Company presently sells its products to selected upscale department and specialty stores which include Nordstrom, Dillards, Parisians, Dayton Hudson, Saks Fifth Avenue, Bloomingdales and Barneys of New York.

International Market

  The Company operates a wholly owned subsidiary in Essex, England that distributes Ashworth products to customers in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Switzerland and Portugal.

  The Company also uses distributors to sell the Ashworth products in other countries such as Canada, Japan, South Korea, Taiwan, Singapore, Guam, Indonesia and the United Arab Emirates.

Ashworth Retail Stores

  The Company operates, through wholly owned subsidiaries, ten retail stores in California, Texas, Nebraska, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control inventory by selling prior season and irregular merchandise.

Ashworth Concept Store.

  The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to retail lifestyle products. These include Ashworth apparel, home office and home theater furnishings, bathroom accessories, soft furnishings and small gift items.


                       SALES AND MARKETING

  The Company's products are sold in the United States and Europe largely by independent sales representatives. The Company presently has 44 sales representatives in the United States and 12 sales representatives in Europe. The Company uses 13 different distributors in other international locations.

  In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has four popular and well known golf celebrities who wear and endorse the Company's products. They are: (1) Fred Couples, considered by many to be the most popular golfer in the world; (2) John Cook, who won two PGA events in 1996; (3) Dave Stockton, who was "Player of the Year" on the PGA senior tour two of the past five years; and (4) Jim Nantz the popular CBS golf announcer.

The Company is using these players and celebrities increasingly in advertisements, in store displays, and for special appearances for trade shows and store appearances.

  The Company expanded its in-store shop program in 1997 and now has a presence in approximately 200 locations throughout the United States. This modular fixture program is designed to help create a dedicated in-store shop for Ashworth products coupled with pictures and displays of our golf professionals.

  In an effort to introduce new young customers to the Ashworth brand, the Company is the national apparel sponsor of American Junior Golf Association. Additionally, Ashworth supports collegiate golf by providing team uniforms to numerous college and university golf teams. The Company is also developing its AGCo line which will appeal to young golfers who are in their teens or early twenties.

  The Company's future marketing and sales growth efforts will focus on (1) increasing the annual sales amounts to existing customers; (2) the addition of new customers; (3) increasing the number of trained sales representatives; (4) emphasizing the Ashworth "in-store shop" concept utilizing the Company's new fixture program. The Company has appointed Phillips-Ramsey as its exclusive advertising agency through August 15, 1998, to assist with its marketing and promotional needs.

  The Company's domestic market for the Ashworth apparel has been seasonal, with the highest sales volume traditionally in the period January through August and the lowest volume in the months of September through December. However, the addition of the department and specialty retail store market, which is a year-round business, and additional business for fall and winter in the European market are reducing the impact of the seasonality of the Company's business.

  Sales in fiscal 1997 were $89,148,000 an increase of 18.2% over sales of $75,413,000 in fiscal 1996. This increase was primarily due to an increase in the volume of sales in the United States and in the European market.

  During the last three fiscal years, the Company had the following domestic and international sales of Ashworth products:

                                          Year ended October 31,
                                  --------------------------------------
                                  1997              1996            1995
                                 ------            ------          ------
                                               (In Thousands)
Consolidated Sales:
 Domestic sales                   $ 70,129          $ 56,045      $ 56,346

 Foreign sales:
   Ashworth U.K. Ltd.                9,091             6,481         4,780
   Other Foreign Jurisdictions       9,928            12,887        13,398
                                    ------            ------        ------
   Total Foreign sales              19,019            19,368        18,178
                                   -------           -------       -------
    Total sales                    $89,148           $75,413       $74,524
                                   =======           =======       =======

(See note 1 of Notes to the Financial Statements for sales, operating profit or loss and identifiable assets of Ashworth U.K. Ltd.)

     At December 31, 1997, the Company had backlog orders of approximately $32,800,000 compared with approximately $27,800,000 at December 31, 1996. The amount of backlog orders at a particular time is affected by a number of factors, including the timely flow of product from suppliers and local contractors which can impact the Company's ability to ship on time, and from customers placing their orders earlier or later than in the prior year. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments during the quarter. Orders may be changed or canceled up to 45 days prior to the ship date of the order. The Company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

                           COMPETITION

     The golf apparel market is not dominated by any single company, yet it is highly competitive both in the United States and abroad. However, the Ashworth brand is the market leader with approximately 10% of the market share. The Company competes not only with golf apparel manufactures, but also with other branded sports and sportswear apparel manufactures who have entered the growing golf apparel market in recent years. Although many of the Company's competitors have greater financial resources and greater experience, the Ashworth brand has been the market leader in the golf pro shop business for the past five years.

                         PRODUCT SOURCING

      The Company sources its products in the following ways:

      Contract Manufacturing: Most of the Company's knit shirts and pullovers are manufactured through arrangements with independent cutting and sewing contractors in the San Diego area. Approximately 70% of the cutting and sewing work is performed by two main contractors. The Company has no written agreements with these firms but has used their services since the Company's inception. The Company considers its relations with these contractors to be excellent. The Company purchases most of its fabric from United States mills and then distributes the fabrics to its contractors after quality inspection.

     Finished Goods Sourcing: The Company also sources finished garments made to the Company's quality and styling specifications from manufacturers in Asia and Europe. Approximately 25% of the Company's products were manufactured outside of the United States in 1997 and in fiscal 1998 this will increase to approximately 35%. Ashworth is now importing products from Italy, Scotland, China, India, the Phillippines, Peru and Mexico. Although the general purpose of purchasing goods offshore is to help increase the gross profit margin, the Company will continue to place great emphasis on quality.

     In-House Manufacturing: The Company operates its own in-house hat manufacturing facility. Approximately 95% of the Company's hats are made in this facility with the balance purchased from other hat manufacturing companies. Presently, the Company's hat factory is running at close to 100% capacity.

     In-House Embroidery: The embroidery of custom golf course logos and logos for tournaments is done in-house by the Company. The Company operates 39 multi-head, computer-controlled embroidery machines with a combined total of 399 heads. The Company embroiders either the Company's or customer's designs which total over 20,000 designs at the present time. Embroidery is applied on garments as well as custom made caps. On average, the Company embroiders
90,000 logos per week on approximately 65,000 garments. One to three logos are applied to a single garment. The Company runs a second shift to accommodate seasonal demand during the period from January through July. The Company's embroidery department has been ranked by two major trade publications as one of the top 100 embroidery plants in the country based on the volume of logos embroidered annually.

                           OPERATIONS

     Approximately 99% of the Company's products are warehoused in and distributed from its distribution facilities in Carlsbad, California. Drop-shipments from off-shore factories directly to our international distributors account for the other 1%.

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

                  YEAR 2000 COMPUTER CONVERSION
     The Company's computer operations run on an IBM AS400 computer. The Company's software is based on an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs currently running on the Company's computer will have to be modified to accommodate the year 2000.

     During fiscal 1998, the Company will complete a detailed analysis of the program changes required, select an outside consultant to make the changes, test the changes by in-house programmers and user departments and anticipates implementing the changes by October 31, 1998.

     It is estimated that expenditures on the Year 2000 project will be approximately $135,000 in fiscal year 1998. The technical problems associated with the project have been lessened to some degree by the use of a specialized software package that will readily identify where date changes are required in all of the individual programs.


               PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company owns and utilizes several trademarks, principal among which are the Ashworth word and design marks, the Golfman word and design marks, the Ashworth Harry Logan word mark, and the Weather Systems word mark. The Ashworth word and design marks, Ashworth Harry Logan word mark, and Golfman design marks have been registered for apparel and shoes on the Principal Register of the United States Patent and Trademark Office. The Company filed an application in January 1997 for registration of the Weather Systems word mark for apparel in the United States and intends to register the mark for apparel throughout its major international markets. Applications have been filed for the Ashworth word mark, Ashworth design mark, and Golfman design marks for luggage, and the Company intends to file applications for registration of these marks for cosmetics and furniture as well.

     The Company has obtained registration of the Ashworth word and design marks and the Golfman design marks for apparel and shoes in 65 countries and is processing applications for registration of these trademarks for these goods in 18 additional countries. The application process takes from six months to two years to complete. The marks have also been registered or applications to register them have been filed for luggage in all of the same countries.

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

     John L. Ashworth, a director and stockholder of the Company, has no personal rights to the Ashworth trademark and will receive no compensation from the Company for its use of the trademark.

                            EMPLOYEES

     At December 31, 1997, the Company had approximately 420 regular and 154 seasonal full-time employees.


              CAUTIONARY STATEMENTS AND RISK FACTORS

     This report on Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate", "believe", "may", "estimate" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements.

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

     The Company and its subsidiaries have the following leases for manufacturing and distribution facilities, as well as leases for retail space for its stores:

                                 Lease     Min/Current  Maximum
                      Square  Expiration    Base Rent  Base Rent
Location             Footage      Date      per Month  per Month
---------------      -------    -------     ---------  ---------
                                            ($)       ($)
Manufacturing and Distribution Centers:
Carlsbad, CA.        47,800    10/31/00      22,587     24,000
Vista, CA.           42,000    10/31/98      17,220     17,220
Essex, England        5,500    10/31/03       3,081      3,081 (a)
Essex, England        5,500    10/31/03       3,467      3,467 (b)

Retail Stores
San Ysidro, CA        2,450     4/30/98       4,088      4,088
San Marcos, TX        3,000     8/31/00       4,514      4,514
Vacaville, CA         2,500    11/30/00       4,638      5,060
Gretna, NE            2,000     2/28/99       2,500      2,500
Barstow, CA           2,300    12/31/00       4,420      4,420
Phoenix, AZ           4,000     9/30/00       5,644      5,976
Park City, UT         2,250     5/31/00       2,915      3,103
Hillsboro, TX         2,700     5/31/00       4,613      4,613
Silverthorne, CO      2,250     6/30/00       4,031      4,031
Las Vegas, NV         2,450     9/30/01       4,088      4,088
Concept Store
Costa Mesa, CA        6,020     1/31/08      25,088     32,613

(a). The rate increase for years 6-10 is to be negotiated at the end of year 5.
(b).   The rate increase for years 5-9 is to be negotiated at the end of year
4.

The Company also pays percentage rent based on sales which exceed certain breakpoints for all of the retail store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance, and maintenance expenses.
The Company has entered into guaranties for some portion or all of certain of the subsidiaries' leases.

Item 3.   LEGAL PROCEEDINGS.

   There were no material pending or threatened legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during fiscal 1997.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

                             PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

   The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "ASHW". The following table sets forth the high and low sale prices on the NASDAQ National Market System for the quarters indicated.

                                       HIGH        LOW
     Fiscal Year 1996
     Quarter ended January 31, 1996    7 3/4       5
     Quarter ended April 30, 1996      7 3/8       6
     Quarter ended July 31, 1996       7           4 1/2
     Quarter ended October 31, 1996    7 5/8       4 7/8

     Fiscal Year 1997
     Quarter ended January 31, 1997    7 1/8       5 1/4
     Quarter ended April 30, 1997      8 5/8       5 3/8
     Quarter ended July 31, 1997      11 1/8       7 3/8
     Quarter ended October 31, 1997   11 1/2       9

Holders

     There is only one class of Common Stock. As of December 31, 1997 there were 747 stockholders of record and approximately 9,000 beneficial owners of the Company's Common Stock.

Dividends

      No dividends have been declared during the past two fiscal years with respect to the Common Stock.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1997, 1996, and 1995 and the balance sheet data at October 31, 1997 and 1996 are derived from, and should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1994 and 1993 and the balance sheet data at October 31, 1995, 1994, and 1993 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

                                        Years Ended October 31,
                             --------------------------------------------
                             1997      1996       1995      1994     1993
                            ------    ------     ------    ------   ------
                                (In thousands, except per share amount)
Statement of Income Data:
Net Sales                 $89,148   $75,413     $74,524   $60,839  $45,823
Gross Profit               34,103    27,395      25,025    23,898   17,816
Selling, general, and
 administrative expense    25,282    24,087      21,521    15,525   11,161
Income from operations      8,821     3,308       3,504     8,373    6,655
Net Income                  4,827     1,403       1,401     4,860    3,946
Net income per common and
 equivalent share            0.37      0.12        0.12      0.40     0.34
Weighted average common
  and equivalent shares
  outstanding              13,215    12,098      12,112    12,224   11,766

                                           October 31,
                            -----------------------------------------
                            1997     1996     1995      1994     1993
                           ------   ------   ------    ------   ------
                                         (In thousands)
Balance Sheet Data:
Working capital          $44,828     $31,583   $29,216  $26,368   $22,128
Total assets              68,817      54,912    58,072   47,694    33,757
Long-term debt
 (less current portion)    4,336       5,307     5,195    5,774     2,885
Stockholders' equity      53,001      38,867    36,390   32,926    26,050

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

1997 compared to 1996

  Consolidated net sales were $89,148,000 for fiscal 1997, an increase of 18.2% over net sales of $75,413,000 in fiscal 1996. This increase resulted primarily from larger volume sales of Ashworth apparel. Domestic sales for fiscal 1997 increased 25.1% to $70,129,000 from $56,045,000 in fiscal 1996. Foreign sales decreased by 1.8% to $19,019,000 in fiscal 1997 from $19,368,000 in fiscal 1996 due primarily to the Company's decision to change its distributor in Japan, which resulted in lower sales in that country in 1997. Sales from the Company's subsidiary in England, in fiscal 1997, increased by 40.3% over the sales for the prior year.

  The gross profit margin for fiscal 1997 increased to 38.3% from 36.3% in fiscal 1996. The gross margin improved primarily because there were fewer excess inventory mark downs during fiscal 1997 compared to fiscal 1996, but additionally from cost reductions obtained from contractors and from raw material suppliers.

  Selling, general and administrative expenses ("SG&A") for fiscal 1997 decreased to 28.4% of net sales compared to 31.9% in 1996. This percentage reduction was the result, primarily, of the Company's cost-cutting measures implemented during the second quarter of fiscal 1997. Actual SG & A expenses were $25,282,000 in fiscal 1997 compared to $24,087,000 in 1996. This 5.0%
increase is much lower than the sales increase of 18.2% for the year.

  Other expenses were $952,000 for fiscal 1997 compared to $948,000 in fiscal 1996. Bank borrowing in fiscal 1997 were much lower than in 1996 resulting in interest payments of $116,000 for the year compared to $560,000 in 1996. The interest reduction was offset by currency transaction losses of $400,000 by the Company's subsidiary in England on payments it received from its customers in other European countries. In fiscal 1996, the subsidiary had gains of $131,000 on these payments. (See Liquidity and Capital Resources-Currency Fluctuation.)

  The effective income tax rate for fiscal 1997 decreased to 38.7% from 40.6% in fiscal 1996. This decrease was due primarily to the non deductible expenses being a much lower percentage of the pre-tax income in fiscal 1997 than they were in fiscal 1996.

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

  Other expenses decreased to $948,000 for 1996 compared to $1,088,000 in 1995. Increased bank borrowing in fiscal 1996 resulted in higher interest payments of $86,000 for the year which were offset by a currency transaction gain of $131,000 by Ashworth U.K., Ltd. compared with a transaction loss of $117,000 in fiscal 1995 (See Liquidity and Capital Resources - Currency Fluctuation.)


LIQUIDITY AND CAPITAL RESOURCES

  The Company's need for working capital is seasonal with the greatest requirements from approximately October through the end of April each year. The inventory build-up during this period is to provide product for shipment for the spring/summer selling season. However, management believes that cash from operations and the bank line of credit will be sufficient to meet the Company's working capital requirements through fiscal 1998.

  Operations in fiscal 1997 produced a negative cash flow of $3,673,000, compared to a positive cash flow of $8,467,000 in fiscal 1996. The primary reasons for the negative cash flow were an increase in inventory and an increase in the accounts receivable balance. Inventory increased by 36.1% to $33,645,000 at October 31, 1997 compared to $24,729,000 at October 31, 1996. The growth in inventory reflects future booking trends as well as additional inventory for the new young men's business, additional department store penetration and, for the Company's new corporate sales division. The accounts receivable balance at October 31, 1997, was 35.5% higher than the balance a year earlier. The receivables balance is related to the credit sales (cash sales excluded) in the preceding quarter which were 29.7% higher in the October quarter 1997 than in the October quarter 1996. The Company also increased the time allowed for payment by customers for its new basics program.

   In December 1996, the Company entered into a new business loan agreement with its bank. The agreement provides a revolving line of credit of $20,000,000 compared to $17,000,000 under the old agreement. The new agreement no longer restricts borrowings to a specified asset base. Interest is charged at the bank's reference (prime) rate, minus one-half of a percentage point (amended by the bank from base rate only on July 31, 1997), and loans are collateralized by substantially all of the assets of the Company. The loan agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a liabilities to tangible net worth ratio, and a minimum ratio of cash and accounts receivable to current liabilities. The Company obtained a waiver for one of the covenants during the year to enable it to make a short-term loan to a shareholder. The line of credit may also be used to finance up to $10,000,000 in commercial letters of credit and standby letters of credit.
At October 31, 1997, commercial letters of credit totaling $1,704,000 were outstanding on this line of credit and at December 31, 1997, letters of credit commitments were $3,922,000. Additionally, the loan agreement may be used to enter into spot and forward foreign exchange contracts. At
October 31, 1997, the Company had no loan outstanding with the bank. At December 31, 1997, the loan balance outstanding was $1,850,000.

  During fiscal 1997, the Company invested $2,079,000 in personal property and equipment, primarily for leasehold improvements, fixtures and fittings at the Ashworth Studio Concept store, and for computer equipment and an embroidery machine. For fiscal 1998, the Company has a capital equipment budget of approximately $2,200,000 primarily for the implementation of computer networking within the Company, computer equipment and embroidery machines. Management intends to finance the purchase of its capital equipment from its own cash resources, but may use leases or equipment financing agreements if appropriate.

  The Company's long-term debt, on October 31, 1997, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 & 2793 Loker Avenue West, Carlsbad , California, which had a balance outstanding of $2,705,000; notes payable on equipment purchases totaling $2,502,000 and capitalized leases with principal sum liabilities of $243,000.

  During fiscal 1997, share capital and additional paid in capital increased by $10,060,000. During the year, options for 1,267,000 shares of common stock were exercised in exchange for cash of $8,887,000 and a note receivable for $850,000. The balance of $323,000 related to the fair value of stock options granted to non employees.

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

Currency Fluctuations

  Ashworth U.K. Ltd., a wholly owned subsidiary in England, maintains its books of account in British pounds. For consolidation purposes, the assets and liabilities of Ashworth U.K. Ltd., are converted to U.S. dollars at the month end exchange rate. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month end rate, and this amount is reported in the stockholders' equity section of the balance sheet.

  Ashworth U.K. Ltd. sells Ashworth product to other countries in the European Union, largely with sales denominated in the currencies of those other countries. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain which is reported in earnings. See above under Results of Operations - Other expense.

  All export sales by Ashworth, Inc., are U.S. Dollar denominated, and ordinarily there is no currency exchange rate problem for the Company. However, with respect to export sales to Ashworth U.K. Ltd., that subsidiary is at risk on its indebtedness to Ashworth, Inc. The subsidiary maintains its account with Ashworth, Inc., in British pounds, but owes Ashworth, Inc., in U.S. Dollars. At the end of every accounting period, the debt is adjusted to pounds by multiplying the indebtedness by the closing dollar/pound exchange rate to ensure that the account has sufficient pounds to meet its dollar obligation. This remeasurement is either income or an expense in the subsidiary's financial statement. When the financial statement of Ashworth U.K. Ltd. is consolidated with the financial statement of the parent company, the gain or loss on transactions, relating to the long term portion of the inter company indebtedness, is eliminated from the income statement and appears in the Stockholders' Equity section of the consolidated balance sheet under "Cumulative translation adjustment".

  The Company purchased approximately 25% of its products from off-shore manufacturers during fiscal 1997. All of these purchases were U.S. Dollar denominated and, consequently, there was no currency exchange risk.

Derivatives.

  During fiscal 1997, the Company entered into four foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. Each contract provided that the Company would sell the bank 300,000 G.B. pounds for a specified number of U.S. dollars. The Company intends to enter into similar contracts with its bank in fiscal 1998. Additionally, Ashworth U.K. Ltd. has entered into similar contracts with the National Westminster Bank, in England, to hedge against currency fluctuations between the pound and other European currencies.

Inflation.

  Management believes that inflation has not had a material effect on the Company's results of operations during the three most recent fiscal years.

New Accounting Standards

  In February 1997, the FASB issued SFAS No. 128 "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This Statement shall be effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. This Statement is effective for the Company's fiscal year ending October 31, 1998.

  In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure". This Statement shall be effective for fiscal years ending after December 15, 1997. This Statement requires additional informational disclosures and is effective for the Company's fiscal year ending October 31, 1998.

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This Statement sets standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general- purposes financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending October 31, 1999.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending October 31, 1999.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following financial statements with respect to the Company are submitted herewith:

  1. Reports of Independent Public Accountants, pages F1 and F2.
  2. Consolidated Balance Sheets-October 31, 1997 and 1996, pages F3 and F4.
  3. Consolidated Statements of Income for the years ended October 31, 1997, 1996, and 1995, page F5.
  4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1997, 1996, and 1995, page F6.
  5. Consolidated Statements of Cash Flows for the years ended October 31, 1997, 1996, and 1995, page F7.
  6. Notes to Consolidated Financial Statements, pages F8 through F21.
  7. Reports of Independent Public Accountants on Supplementary Schedule, pages F22 and F23.
  8. Supplementary Schedule, page F24.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On April 21, 1997, the board of directors elected to engage KPMG Peat
Marwick LLP to serve as its principal accountant to audit the Company's financial statements for the fiscal year ending October 31, 1997. The former principal accountant, the firm of Arthur Andersen & Co LLP., was thereby
dismissed as of that date.      The auditor's reports of Arthur Andersen LLP.,
on the Company's financial statements for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
  During the Company's two most recent fiscal years and the subsequent interim period through April 21, 1997, the Company and its management had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.
  In addition, during the two fiscal years ended October 31, 1996 and 1995, and the subsequent interim period through April 21, 1997, (a) Arthur Andersen LLP never advised the Company of any reportable events as defined in paragraphs (A) through (D) of Regulation S-K Item 304(a)(1)(v); and (b) the Company (or someone on its behalf) did not consult KPMG Peat Marwick LLP regarding either: (I) the application of accounting principles to a specified transaction or (ii) any matter that was either the subject of a disagreement or a reportable event.


                             PART III

Items 10 to 13:

  The information required by items 10 to 13, covering directors and executive officers of the registrant, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions, will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997, and is incorporated herein by reference.

                            PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

  1. Financial Statements

  Reports of independent public accountants
  Consolidated Balance Sheets - October 31, 1997 and 1996
  Consolidated Statements of Income for the years ended
  October 31, 1997, 1996, and 1995
  Consolidated Statements of Stockholders' Equity for the years ended
  October 31, 1997, 1996, and 1995
  Consolidated Statements of Cash Flows for the years ended October 31, 1997, 1996, and 1995
  Notes to Consolidated Financial Statements - October 31, 1997, 1996, and
  1995

  2. Financial Statement Schedule

  Reports of independent public accountants on supplementary schedule
  Schedule II - Valuation and Qualifying Accounts

  3. Exhibits.

  See Item (c)  below.

(b)  Report on Form 8-K

  No Forms 8-K were filed during the last quarter of the fiscal year ended October 31, 1997.

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

10(r)(2) Business Loan Agreement dated December 9, 1996, between the Registrant and Bank of America, expiring March 1, 1999. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $20,000,000 collateralized by most of the Company's assets (filed as Exhibit 10(r)(2) to Registrant's Form 10-K for the fiscal year ended October 31, 1996 (File No. 0-18553) and incorporated herein by reference).


10(r)(3) Foreign Exchange Agreement dated December 9, 1996, between the Registrant and Bank of America, expiring March 1, 1999. Under the agreement, the Bank provides the Company with a spot and forward foreign exchange contract up to a maximum of $2,500,000 (filed as Exhibit 10(r)(3) to Registrant's Form 10-K for the fiscal year ended October 31, 1996 (File No. 0-18553) and incorporated herein by reference).

11    Schedule computing net income per common share.

21    Subsidiaries of the Registrant

23    Consent of KPMG Peat Marwick LLP
23.1  Consent of Arthur Andersen LLP

27    Financial Data Schedule

                  INEDPENDENT AUDITORS' REPORT


To the Stockholders of
Ashworth, Inc.:


We have audited the accompanying consolidated balance sheet of Ashworth, Inc., (a Delaware corporation) and subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                   KPMG Peat Marwick LLP


San Diego, California
December 12, 1997

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
  Ashworth, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of ASHWORTH, INC., (a Delaware corporation) and subsidiaries as of October 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.




                                     ARTHUR ANDERSEN LLP


Orange County, California
December 13, 1996
                     ASHWORTH, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                        OCTOBER 31, 1997 AND 1996



                  ASSETS                           1997           1996

CURRENT ASSETS:
 Cash and cash equivalents                      $ 3,787,000   $ 1,954,000
 Accounts receivable - trade,
  net of allowance for doubtful
  accounts of $648,000 and $480,000
  in 1997 and 1996, respectively                 11,971,000     8,836,000
 Accounts receivable - other                        735,000       877,000
 Inventories                                     33,645,000    24,729,000
 Income tax receivable                            1,522,000     1,769,000
 Other current assets                             2,089,000     1,815,000
 Deferred income tax asset                        1,218,000     1,755,000
                                                -----------    ----------
 Total current assets                            54,967,000    41,735,000

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                             1,200,000     1,200,000
 Buildings and improvements                       2,738,000     2,727,000
 Production equipment                             8,921,000     8,409,000
 Furniture and equipment                          7,460,000     6,836,000
 Leasehold improvements                           1,500,000       680,000
                                                 ----------    ----------
                                                 21,819,000    19,852,000
 Less accumulated depreciation
  and amortization                               (9,729,000)   (7,658,000)
                                                 ----------    ----------
                                                 12,090,000    12,194,000
 OTHER ASSETS                                     1,760,000       983,000
                                                 ----------    ----------
                                                $68,817,000   $54,912,000
                                                 ==========    ==========






                                                               (Continued)

                  ASHWORTH, INC. AND SUBSIDIARIES

                     OCTOBER 31, 1997 AND 1996



      LIABILITIES AND STOCKHOLDERS' EQUITY           1997          1996

CURRENT LIABILITIES:
 Current portion of long-term debt               $ 1,114,000    $ 1,512,000
 Accounts payable                                  6,146,000      5,969,000
 Accrued liabilities:
  Salaries and commissions                           979,000        965,000
  Endorsement fees                                   357,000        732,000
  Other                                            1,543,000        974,000
                                                  ----------     ----------
 Total current liabilities                        10,139,000     10,152,000

LONG-TERM DEBT, net of current portion             4,336,000      5,307,000

DEFERRED INCOME TAX LIABILITY                        676,000        586,000

OTHER LONG-TERM LIABILITIES                          665,000             --


STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; authorized
  50,000,000 shares; issued and
  outstanding 13,430,000 and 12,163,000
  shares in 1997 and 1996, respectively               13,000         12,000
 Capital in excess of par value                   34,277,000     24,218,000
 Retained earnings                                19,527,000     14,700,000
 Deferred compensation                               (59,000)      (110,000)
 Note receivable from stockholder                   (850,000)            --
 Cumulative translation adjustment                    93,000         47,000
                                                  ----------     ----------
                                                  53,001,000     38,867,000
                                                  ----------     ----------
                                                 $68,817,000    $54,912,000
                                                  ==========    ===========


See accompanying notes to consolidated financial statements.

                     ASHWORTH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEARS ENDED October 31, 1997, 1996 AND 1995

                                 1997          1996           1995
NET SALES                      $89,148,000   $75,413,000   $74,524,000

COST OF GOODS SOLD              55,045,000    48,018,000    49,499,000
                                ----------    ----------    ----------
   Gross profit                 34,103,000    27,395,000    25,025,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES      25,282,000    24,087,000    21,521,000
                                ----------    ----------    ----------
   Income from operations        8,821,000     3,308,000     3,504,000
                                ----------    ----------    ----------
OTHER INCOME (EXPENSE):
   Interest income                  67,000        35,000        63,000
   Interest expense               (606,000)   (1,152,000)   (1,051,000)
   Net exchange gain (loss)       (400,000)      131,000      (117,000)
   Other income (expense), net     (13,000)       38,000        17,000
                                ----------    ----------    ----------
                                  (952,000)     (948,000)   (1,088,000)
                                ----------    ----------    ----------
   Income before provision
    for income taxes             7,869,000     2,360,000     2,416,000

PROVISION FOR INCOME TAXES       3,042,000       957,000     1,015,000
                                ----------    ----------    ----------
   Net income                  $ 4,827,000   $ 1,403,000   $ 1,401,000
                                ==========    ==========    ==========
NET INCOME PER COMMON AND
   EQUIVALENT SHARE            $       .37   $       .12   $       .12
                               ===========   ===========   ===========
WEIGHTED AVERAGE COMMON AND
 EQUIVALENT SHARES OUTSTANDING  13,215,000    12,098,000    12,112,000
                                ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                  ASHWORTH, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED October 31, 1997, 1996 AND 1995

                                              Capital
                                                 in
                                               excess
                           Common Stock        of par       Retained
                       Shares        Amount    Value        Earnings
                      -------       -------   ----------    ----------
BALANCE,
October 31, 1994      11,575,000     $12,000   $21,086,000   $12,040,000
Options exercised,
 including stock
 option tax benefit     375,000            -     2,435,000             -
Treasury stock
 acquired and
 retired                (48,000)           -      (278,000)     (144,000)
Amortization of
  deferred
  compensation                -            -             -             -
Net income                    -            -             -     1,401,000
                     -----------     --------   ----------    ----------
BALANCE,
October 31, 1995     11,902,000        12,000   23,243,000    13,297,000
Options exercised,
 including stock
 option tax benefit     261,000             -      975,000             -
Amortization of
 deferred
 compensation                 -             -            -             -
Net income                    -             -            -     1,403,000
Translation adjustment        -             -            -             -
                     -----------      -------   ----------    ----------
BALANCE
October 31, 1996     12,163,000        12,000   24,218,000    14,700,000
Options exercised,
 including stock
 option tax
 benefit              1,267,000         1,000   10,059,000             -
Amortization of
 deferred
 compensation                 -             -            -             -
Net income                    -             -            -     4,827,000
Note receivable
 from stockholder             -             -            -             -
Translation adjustment        -             -            -             -
                     ----------        ------   ----------    ----------
BALANCE,
October 31, 1997     13,430,000       $13,000  $34,277,000   $19,527,000
                     ==========       =======  ===========   ===========

                                                                 (Continued)
See accompanying notes to consolidated financial statements.

                  ASHWORTH, INC. AND SUBSIDIARIES

        FOR THE YEARS ENDED October 31, 1997, 1996 AND 1995

                                         Note        Cumula-
                                        Recei-        tive
                                        vable        Trans-
                            Deferred    from         lation
                             Compen-    Stock-       Adjust-
                             sation     holder        ment        Total
                            ---------  ---------   --------    ----------
BALANCE,
October 31, 1994            $(212,000)   $     -    $    -     $32,926,000
Options exercised,
 including stock
 option tax benefit                 -          -         -       2,435,000
Treasury stock
 acquired and
 retired                            -          -         -        (422,000)
Amortization of
  deferred
  compensation                  51,000         -         -          51,000
Net income                           -         -         -       1,401,000
                            ----------   -------    ------      ----------
BALANCE,
October 31, 1995              (161,000)        -         -      36,391,000
Options exercised,
 including stock
 option tax benefit                  -         -         -         975,000
Amortization of
 deferred
 compensation                   51,000         -         -          51,000
Net income                           -         -         -       1,403,000
Translation adjustment               -         -    47,000          47,000
                            ----------    ------    ------      ----------
BALANCE
October 31, 1996              (110,000)        -    47,000      38,867,000
Options exercised,
 including stock
 option tax
 benefit                             -         -         -      10,060,000
Amortization of
 deferred
 compensation                   51,000         -         -          51,000
Net income                           -         -         -       4,827,000
Note receivable
 from stockholder                    -  (850,000)        -        (850,000)
Translation adjustment               -         -    46,000          46,000
                             ---------  --------    ------      ----------
BALANCE,
October 31, 1997             $(59,000) $(850,000)  $93,000     $53,001,000
                             ========  =========   =======     ===========

See accompanying notes to consolidated financial statements.

                  ASHWORTH, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED October 31, 1997, 1996 AND 1995

                                            1997         1996       1995
                                        -----------  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 4,827,000  $ 1,403,000 $ 1,401,000
 Adjustments to reconcile net income to
  net cash provided by(used in)
  operating activities:
 Amortization of deferred compensation       51,000       51,000      51,000
 Depreciation and amortization            2,142,000    2,303,000   2,514,000
 Loss on disposal of property, plant
  and equipment                              39,000       17,000      33,000
 Deferred income tax expense (benefit)      627,000       20,000  (1,121,000)
 Compensation related to grant of
  stock options                             323,000            -           -
 Provision for doubtful accounts and
  sales returns                             168,000       64,000     558,000
 Decrease (increase) in accounts
  receivable                             (3,161,000)   1,397,000  (2,328,000)
 Decrease (increase) in inventories      (8,916,000)   3,117,000  (8,955,000)
 Decrease (increase) in income tax
  receivable                                247,000     (529,000) (1,241,000)
 Increase in other current assets          (274,000)    (164,000)   (746,000)
 Increase in other assets                  (796,000)     (88,000)   (484,000)
 Increase (decrease) in accounts payable    177,000      104,000    (172,000)
 Decrease in accrued income taxes                 -            -     (24,000)
 Increase in accrued liabilities            208,000      772,000     787,000
 Increase in other long-term liabilities    665,000            -           -
                                         ----------   ----------  ----------
Net cash provided by (used in)
 operating activities                    (3,673,000)   8,467,000  (9,727,000)
                                         ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property, plant
  and equipment                          (1,980,000)  (2,547,000) (2,129,000)
 Proceeds from sale of property, plant
  and equipment                              21,000        2,000       3,000
 Translation gain                            46,000       47,000           -
                                         ----------   ----------  ----------
Net cash used in investing activities    (1,913,000)  (2,498,000) (2,126,000)
                                         ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease
  obligations                              (415,000)    (668,000)   (719,000)
 Borrowings on line of credit            16,335,000   21,755,000  34,670,000
 Payments on line of credit             (16,335,000) (28,425,000)(28,000,000)
 Borrowings on notes payable and
  long-term debt                                  -    1,930,000     945,000
 Principal payments on notes payable
  and long-term debt                     (1,053,000)  (1,196,000)   (787,000)
 Proceeds from exercise of stock options  8,887,000      976,000   2,435,000
 Treasury stock acquired                          -            -    (422,000)
                                         ----------   ----------   ---------
Net cash provided by (used in)
  financing activities                    7,419,000   (5,628,000)  8,122,000
                                         ----------   ----------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        1,833,000      341,000  (3,731,000)
CASH AND CASH EQUIVALENTS,
  beginning of year                       1,954,000    1,613,000   5,344,000
                                         ----------   ----------  ----------
CASH AND CASH EQUIVALENTS, end of year    3,787,000    1,954,000   1,613,000
                                         ==========   ==========  ==========

Supplemental disclosure of cash flow information:
 Interest paid                              606,000    1,152,000   1,051,000
 Income taxes paid                        2,167,000    1,038,000   2,776,000

Supplemental disclosures of noncash transactions:
 Capital lease equipment acquired and
  related capital lease obligations          99,000            -      94,000
 Note receivable issued to stockholder
  for common stock                          850,000            -           -


See accompanying notes to consolidated financial statements.
                   ASHWORTH, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   OCTOBER 31, 1997, 1996 AND 1995

(1)  The Company and Summary of Significant Accounting Policies

     Business

     Ashworth, Inc. (the "Company"), based in Southern California was incorporated in Delaware on March 19, 1987. It changed its corporate name from Charter Golf, Inc. to Ashworth, Inc. on April 6, 1994. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and shoes under the Ashworth label. The Ashworth products have been retailed in golf pro shops, resorts, at better department and specialty retail stores, and in selected international markets.

     The Company has wholly-owned subsidiaries, which own and operate the ten Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. Ashworth, Inc. and its wholly-owned subsidiary, Ashworth U.K., Ltd., are partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention.

     The Company and the Company's subsidiaries had aggregate foreign sales in Europe, Canada, Japan, Singapore, United Arab Emirates, Taiwan, Guam, Indonesia, South Korea and others of approximately $19,019,000, $19,368,000 and $18,178,000 in the years ended October 31, 1997, 1996 and 1995, respectively. The Company's wholly-owned United Kingdom subsidiary had sales of $9,091,000, $6,481,000, and $4,780,000 and operating income/(loss) of $382,000, $(167,000), and $(35,000) in the years ended October 31, 1997, 1996 and 1995, respectively. Ashworth U.K., Ltd. had identifiable assets of $2,920,000 and $2,673,000 as of October 31, 1997 and 1996, respectively.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead. Below is a summary of the components of inventory at October 31, 1997 and 1996:

                                                 1997           1996
          Raw materials                      $ 5,055,000    $ 3,259,000
          Work in process                      3,664,000      1,937,000
          Finished products                   24,926,000     19,533,000
                                             -----------    -----------
                                             $33,645,000    $24,729,000
                                             ===========    ===========

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost.

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

   Intangible Assets

   Intangible assets, including organization costs, trademark costs and goodwill, which are included in other non-current assets, are capitalized and amortized over periods ranging from two to ten years.

   Advertising Expenses

   Advertising costs, which consist primarily of product advertising costs, are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 1997, 1996 and 1995 were $559,000, $435,000 and $533,000, respectively.

   Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Net Income Per Common and Common Equivalent Share

   Net income per common share amounts are computed based on the weighted-average number of common shares outstanding during the year, including the effect of common stock equivalents resulting from dilutive stock options computed using the treasury stock method.

   Stock Option Plan

   Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on November 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   Foreign Currency

   The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders' equity and have not been material prior to October 31, 1996. The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. No significant contracts were outstanding at October 31, 1997 and 1996.

   Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(2)  Leases

   During the years ended October 31, 1997, 1996 and 1995, the Company acquired $99,000, $0 and $94,000, respectively, of various equipment under capital leases.

   At October 31, 1997 and 1996, the accompanying consolidated balance sheets include the following equipment under capital leases:

                                              1997           1996
    Production equipment                    $ 863,000      $1,620,000
    Furniture and equipment                   277,000         351,000
                                            ---------      ----------
                                            1,140,000       1,971,000
          Less accumulated amortization      (561,000)       (963,000)
                                            ---------      ----------
                                            $ 579,000      $1,008,000
                                            ==========     ==========

     Amortization of assets held under capital leases is included with depreciation expense.

     The Company also leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense for the years ended October 31, 1997, 1996 and 1995, was $1,467,000, $1,289,000 and
     $757,000, respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 1997 are:

                                                Capital       Operating
      Year ending October 31,                   leases          leases
      -----------------------                 ----------     -----------
               1998                           $  186,000     $ 1,213,000
               1999                               37,000       1,066,000
               2000                               30,000       1,030,000
               2001                                8,000         503,000
               2002                                    -         440,000
               Thereafter                              -       2,106,000
                                              ----------     -----------
       Total minimum lease payments           $  261,000     $ 6,358,000
                                                             ===========
       Less amount representing interest(at
        rates ranging from 5.37%to 8.82%)        (18,000)
                                              ----------
       Present value of future minimum
        capital lease payments (Note 4)        $ 243,000
                                               =========

(3)  Line of Credit Agreement

   The Company has a $20 million working capital line of credit agreement with a bank, which expires on March 1, 1999 and is collateralized by substantially all assets of the Company. The interest rate on borrowings is 0.5% below the bank's reference rate, which was 8.5% at October 31, 1997. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio, and a minimum ratio of cash and accounts receivable to current liabilities. The line of credit agreement also limits the purchase of capital equipment and requires the Company not to incur a net loss in any two consecutive quarters. The Company obtained a waiver for one of the covenants during the year ended October 31, 1997 to enable it to make a short-term loan to a stockholder. At October 31, 1997, no borrowings were outstanding on this line of credit. The line of credit also provides for a maximum of $10 million in commercial letters of credit and standby letters of credit, of which $1.7 million were outstanding at October 31, 1997. The total amount of unused revolving credit available to the Company at October 31, 1997 was $18.3 million.

(4)  Long-term Debt

   Amounts outstanding under long-term debt agreements at October 31, 1997 and 1996 consist of the following:

                                                     1997        1996
                                                  ----------  -----------
      Installment notes bearing interest
       ranging from 7.3% to 8.7%, with due
       dates through February 2001,
      collateralized by various equipment         $2,502,000    $3,529,000

      Note payable to a bank, bearing
       interest at 8.0%, payable in monthly
       principal and interest payments
       of $20,245 through November 2000 with
       a balloon payment of approximately $2.6
       million payable on November 30, 2000,
       collateralized by land and buildings        2,705,000     2,731,000

      Capital lease obligations (Note 2)             243,000       559,000
                                                  ----------    ----------
                                                   5,450,000     6,819,000
      Less current portion                        (1,114,000)   (1,512,000)
                                                  ----------    ----------
      Long-term debt                              $4,336,000    $5,307,000
                                                  ==========    ==========


     Future maturities of long-term debt at October 31, 1997 are as follows:

              Year ended October 31:
              ----------------------
                 1998                                    $1,114,000
                 1999                                       921,000
                 2000                                       678,000
                 2001                                     2,737,000
                                                         ----------
                                                         $5,450,000
                                                         ==========

(5)  Employees' 401(K) Plan

   The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company's expense for the years ended October 31, 1997, 1996 and 1995, was $142,000, $107,000 and $114,000, respectively.

(6)  Stockholders' Equity

   Common Stock Options

   The Company maintains three nonqualified and incentive stock option plans.

   In August 1987, the Company adopted a nonqualified stock option plan which was subsequently amended (as amended to date, the "Plan"). The Company's Board of Directors, or any committee as the Board of Directors may designate from time to time, administers the Plan and selects the persons to whom options are granted. The Company has reserved 5,700,000 shares of common stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company.

   In November 1992, the Company adopted a Founders' nonqualified stock option plan (the "Founders' Plan") to provide a means for recognizing and rewarding officers, directors, consultants and advisors of the Company who have played a substantial role in the founding or early development of the Company. The Founders' Plan is administered by a committee of directors appointed by the Board of Directors, which is presently comprised of the Company's two outside directors. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted under the Plan, which shares have been registered pursuant to the Securities Act.

   The Company adopted the Incentive Stock Option Plan in May 1993 following stockholder approval, and the Plan was subsequently amended (as amended, the "ISOP"). The Company's Board of Directors, or any committee as the Board of Directors may designate from time to time, administers the ISOP. Any options granted under the ISOP to an employee during a calendar year in excess of $100,000 of aggregate fair market value (determined at the time the option is granted) will not qualify as incentive stock options under the ISOP. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted under the Plan.

   The plans described above provide for an aggregate reservation of 9,700,000 shares of common stock for issuance upon the exercise of granted options. As of October 31, 1997, the Company had 3,300,000 options outstanding under the above plans to purchase common stock at prices ranging from $4.50 to $11.00 with expiration dates between November 1997 and December 2006. At October 31, 1997, a total of 2,983,000 options remained available for grant, and 924,000 options with exercise prices ranging from $6.00 to $11.00 were not exercisable.

   The following is a summary of stock option activity for the three fiscal years ended October 31, 1997:

                                             Option exercise price per share
                                             -------------------------------
                                                                   Weighted-
                                   Shares           Range           average
                                ----------    ----------------     ---------
      Balance at
       October 31, 1994          2,681,000    $  .60  -  12.50     $ 7.21
      Granted                    1,077,000      7.00  -  10.63       9.72
      Exercised                   (375,000)      .60  -   8.50       4.54
      Canceled                     (36,000)     6.00  -  12.50       8.35
                                 ---------     ---------------      -----
      Balance at
       October 31, 1995          3,347,000     $2.25  -  12.50       8.34
      Granted                    2,307,000      5.00  -   7.50       6.10
      Exercised                   (261,000)     2.25  -   6.00       2.51
      Canceled                  (1,059,000)     5.50  -  12.50       9.69
                                 ---------     ---------------      -----
      Balance at
       October 31, 1996          4,334,000      4.50  -  11.63       7.20
      Granted                      529,000      5.50  -  11.00       6.58
      Exercised                 (1,267,000)     4.50  -   8.50       6.19
      Canceled                    (296,000)     4.50  -  11.63       7.97
                                 ---------     ---------------      -----
      Balance at
       October 31, 1997         $3,300,000     $4.50  -  11.00      $7.43
                                ==========     ===============      =====

     The following is a summary of stock options outstanding at October 31,1997:

                         Options outstanding           Options exercisable
                  ----------------------------------  ---------------------
                               Weighted-
                                average    Weighted-               Weighted-
      Range of                 remaining    average                 average
      exercise       Number   contractual   exercise   Number      exercise
      prices      outstanding   life         price   exercisable     price
 --------------- ------------ ----------- ---------- ------------  ---------
   $4.50 -  7.00   1,639,000     5.9        $6.15     1,043,000      $6.23
    7.50 - 11.00   1,661,000     3.5         8.68     1,333,000       8.99
                   ---------    -----      -------    ---------      -----
                   3,300,000     4.6        $7.43     2,376,000      $7.72
                   =========    =====      =======    =========      =====

     At October 31, 1997, 1996 and 1995, the number of options exercisable were 2,376,000, 3,212,000 and 2,489,000, respectively and the weighted-average exercise price of those options were $7.72, $7.42 and $7.77, respectively.

     Effective fiscal year 1997, the Company adopted the disclosure requirements of SFAS 123. As permitted under this Statement, the Company will continue to measure stock-based compensation cost using the current "intrinsic" accounting method under APB No. 25.

     For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 5.55% to 6.65% in 1997 and 5.08% to 6.83% in 1996; expected volatility of 44.2% to 46.6% in 1997 and 1996; and expected life of 1 to 7 years. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero. The weighted-average fair value of options granted was $3.00 in 1997 and $2.52 in 1996. Had compensation cost for the Company's employee-based stock option plans been determined consistent with SFAS 123, the Company would have recorded net income of $3,246,000 or $.25 per share, in 1997 and a loss of ($861,000) or ($.07) per share, in 1996. These pro forma calculations only include the effects of 1996 and 1997 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

     Common Stock for Services

     In January 1993, the Company entered into an agreement with a PGA professional to endorse the Company's product from January 1, 1993 through December 31, 1998. Upon meeting certain annual obligations, the PGA professional will be issued 7,000 shares of the Company's common stock at the end of each year under the agreement. If the market value of the 7,000 shares of common stock does not reach and maintain at least $14.29 per share for at least five days during each agreement year, the PGA professional will be entitled to receive cash per share equal to the difference between $14.29 and the highest closing market price of the Company's common stock for any five days for that year. The Company incurred approximately $27,000, $48,000 and $22,000 in charges related to the difference in stock prices in 1997, 1996 and 1995, respectively.

     Deferred Compensation

     During fiscal 1993, common stock was issued to a golf professional for future services to the Company for a total value of $305,000. The service arrangements cover a six-year period and the value of the stock is being amortized over this period. The unamortized portion of the stock is reported as a reduction in stockholders' equity and the remainder will be amortized to operating expenses in fiscal 1998.

(7)  Commitments and Contingencies

     Promotion Agreements with PGA Professionals and a Television Personality

     The Company has promotional agreements with several PGA professionals, one of which is a related party, and a Television Personality. Under the terms of these agreements, the Company is obligated to pay cash compensation and to issue options (at fair market value) to purchase shares of the Company's common stock.

     The aggregate annual cash compensation recognized under these agreements in fiscal year 1997, 1996 and 1995 was $803,000, $803,000 and $621,000,
     respectively, of which in 1997, $657,000 of the $803,000 was paid to the related party. Future minimum commitments under these agreements are $657,000 payable in the years 1998 through 2010 and $548,000 payable in 2011 to the related party, and $49,000 payable in 1998 to others.

     The Company issued 261,000 stock options under these agreements at prices ranging from $5.13 to $9.88 per share. The Company recognized $323,000 of compensation expense related to the grant of these stock options in 1997 using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of these stock options granted during 1997 was $3.38 on the date of grant. The following weighted-average assumptions used for the grant of these stock options in 1997 were: risk-free interest rates of 5.55% to 6.65%; expected volatility of 44.2% to 46.4%; and expected life of 1 to 6 years; and no expected dividend yield. The number of options granted to purchase shares of the Company's common stock will vest as follows:
     192,500 in 1998, 160,000 in 1999 and 150,000 per year from years 2000 through 2011.

     The majority of these stock options were granted with the understanding that the market value of the Company's common stock will increase to certain predetermined minimum levels during certain time periods, as defined under the various agreements. If the market value of the Company's common stock does not increase to these predetermined minimum levels, the Company is obligated to pay additional cash compensation to these option holders. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $214,000, $546,000 and $253,000 in charges related to the difference in stock prices in 1997, 1996 and 1995, respectively, of which $0, $340,000 and $181,000 in 1997, 1996 and
     1995, respectively, was paid to a related party.

     Executive Employment Agreements

     The Company entered into an employment agreement with a key executive, effective January 1, 1995. The agreement specifies the amount of annual compensation the executive is to receive and also contains a noncompete agreement. The noncompete agreement (which if based upon current salary level would aggregate approximately $1,438,000) is based upon a percentage of the executive's then current salary, as defined, and is in effect for the term of the agreement and for a period of ten years after termination of employment. The present value of the estimated future cash payments to be made is accrued and charged to operations over the periods benefited. In 1997 and 1996, $35,000 and $32,000, respectively, were accrued and charged to operations for the executive and are reflected in other accrued liabilities in the accompanying consolidated balance sheets.

     The Company entered into an agreement with another key executive on December 1, 1996, for an initial term of three years through November 30, 1999, with automatic renewal each year unless either party gives to the other six-month written notice of non-renewal. The agreement with the executive includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times the executive's then annual base salary.

     Effective June 25, 1997 the Company entered into a noncompete agreement pursuant to the termination of executive employment, which specifies an initial payment of $263,000 for the first year, and 40% of such amount over the next nine years. The present value of the estimated cash payments to be made is accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset is being amortized using the straight-line method over the ten-year term of the agreement.

     Legal Proceedings

     The Company is party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot presently be ascertained, the Company does not believe that these matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position or results of operations of the Company.

(8)  Related-Party Transactions

     At October 31, 1995, the Company had a note receivable from an officer for $320,000. During 1996, the entire balance of the note was collected.

     At October 31, 1996, the Company had a note receivable from a former officer for $50,000. During 1997, the entire balance of the note was collected.

     In September 1997, a stockholder of the Company exercised stock options in exchange for a note receivable of $850,000. The note is secured by the underlying common stock, accrues interest annually at 8% and is due on March 26, 1998.

     Starting in 1997, Ashworth, Inc. began using as one of its external sales representatives a company which is owned in part by a related party. Sales commissions paid to that company were approximately $255,000 for the year ended October 31, 1997.

(9)  Income Taxes

     The provision for income taxes for the years ended October 31, 1997, 1996 and 1995 is as follows:

                                    1997           1996          1995
                                 -----------   ----------     ----------
       Current provision:
        Federal                   $1,966,000    $697,000      $1,625,000
        State                        449,000     240,000         511,000
                                  -----------   --------      ----------
        Total                      2,415,000     937,000       2,136,000
                                  -----------   --------      ----------
       Deferred provision
       (benefit):
        Federal                      434,000      17,000        (857,000)
        State                        193,000       3,000        (264,000)
                                  -----------   --------      ----------
        Total                        627,000      20,000      (1,121,000)
                                  -----------   --------      -----------
                                  $3,042,000    $957,000      $1,015,000
                                  ==========    ========      ==========

      The components of the Company's deferred income tax benefit and liability as of October 31, 1997 and 1996 are as follows:

                                                     1997          1996
                                                 -----------    -----------
          Current deferred income tax benefit:
          Allowance for doubtful accounts         $  176,000     $  126,000
          Inventory reserves                         383,000      1,230,000
          Other nondeductible accruals               617,000        428,000
          Other deductible capitalized costs          42,000        (29,000)
                                                  ----------     ----------
                                                  $1,218,000     $1,755,000
                                                  ==========     ==========

       Long-term deferred income tax
          liability - depreciation                $  676,000     $  586,000
                                                  ==========     ==========

     The Company has recorded a net deferred income tax asset of $542,000 and $1,169,000 as of October 31, 1997 and 1996, respectively. The realization of this net asset may be dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

     A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                           1997         1996        1995
                                        ----------   ---------   ----------
       Computed income tax at the
          expected statutory rate       $2,675,000   $ 802,000   $ 822,000
       State income tax, net of
          federal tax benefits             411,000     144,000     147,000
       Nondeductible expenses               33,000      46,000      42,000
       Foreign sales corporation
          tax benefit                      (48,000)    (54,000)    (60,000)
       Other                               (29,000)     19,000      64,000
                                        ----------   ---------   ---------
       Income tax provision             $3,042,000   $ 957,000  $1,015,000
                                        ==========   =========  ==========

(10) Results By Quarter (Unaudited)

     The unaudited results by quarter for the years ended October 31, 1997 and 1996 are shown below:

         Year ended          First        Second       Third       Fourth
      October 31, 1997      Quarter       Quarter     Quarter      Quarter
     -----------------   ------------  -----------  -----------  -----------
                          <C >
     Net sales             $19,841,000  $30,618,000  $21,702,000  $16,987,000
     Gross profit            7,469,000   11,655,000    7,980,000    6,999,000
     Net income              1,164,000    2,892,000      767,000        4,000
     Net income per
      common and common
      equivalent share             .10          .23          .06          .00
     Weighted-average
      common and common
      equivalent shares
      outstanding           12,217,000   12,653,000   13,826,000   14,164,000

        Year ended           First       Second        Third       Fourth
     October 31, 1996       Quarter      Quarter      Quarter      Quarter
     ----------------     -----------  -----------  -----------  -----------
     Net sales             $17,070,000  $26,356,000  $17,884,000  $14,104,000
     Gross profit            6,601,000   10,955,000    6,693,000    3,147,000
     Net income                834,000    2,517,000      198,000   (2,146,000)
     Net income per
      common and common
      equivalent share             .07          .21          .02         (.18)
     Weighted-average
      common and common
      equivalent shares
      outstanding           11,958,000   12,233,000   12,154,000    12,063,000

                   INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Ashworth, Inc.:

Under date of December 12, 1997, we reported on the consolidated balance sheet of Ashworth, Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, which are included in the registration statement. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG Peat Marwick LLP
San Diego, California
December 12, 1997

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
  Ashworth, Inc. and subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of and for the two years in the period ended October 31, 1996 included in Ashworth, Inc. and subsidiaries' annual report to shareholders included in this Form 10-K, and have issued our report thereon dated December 13, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP


Orange County, California
December 13, 1996

               ASHWORTH, INC. AND SUBSIDIARIES

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      Additions
                                ---------------------
                   Balance at   Charged to  Charged to               Balance
                    Beginning   Costs and     Other                  at End
  Description       of Year      Expense    Accounts    Deductions   of Year
----------------   ----------  ----------- ----------  ----------- -----------
FOR THE YEAR ENDED
 OCTOBER 31, 1995:

 Allowance for
  doubtful account   $255,000    $558,000     $   -      $46,000    $767,000
                     ========    ========     =======    =======    ========
FOR THE YEAR ENDED
 OCTOBER 31, 1996:

 Allowance for
  Doubtful accounts  $767,000     $64,000      $   -    $351,000    $480,000
                     ========     =======      =======  ========    ========
FOR THE YEAR ENDED
 OCTOBER 31, 1997:

Allowance for
  Doubtful accounts  $480,000    $323,000      $  -     $155,000    $648,000
                     ========    ========      =======  ========    ========

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ASHWORTH, INC
                           (Registrant)


Date: January 28, 1998     BY: /s/ Randall L. Herrel, Sr.
                           Randall L. Herrel, Sr.
                           Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                        Title                           Date
/s/ Gerald W. Montiel         Chairman of the Board         January 28, 1998
Gerald W. Montiel


/s/ Randall L. Herrel, Sr.    President and                 January 28, 1998
Randall L. Herrel, Sr.        Chief Executive Officer
                              (Principal Executive Officer)


/s/ John Newman               Vice President-Finance,       January 28, 1998
John Newman                   Treasurer,Chief Financial
                              Officer (Principal Financial
                              and Accounting Officer)

/s/ John M. Hanson, Jr.       Director                      January 28, 1998
 John M. Hanson, Jr.


/s/ Andre P. Gambucci         Director                      January 28, 1998
Andre P. Gambucci