Form 10-Q
period 1998-01-31
ASHWORTH INC
filed 1998-03-17
CIK 820774

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1998

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Title           Outstanding at February 20, 1998

    $.001 par value Common Stock          13,994,395

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

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                         January 31      October 31
                                            1998           1997
                                          -----------    ----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                    $2,332,000    $3,787,000
 Accounts receivable-trade, net               18,853,000    11,971,000
 Accounts receivable - other                   1,049,000       735,000
 Inventories                                  33,303,000    33,645,000
 Income tax refund receivable                     85,000     1,522,000
 Other current assets                          2,574,000     2,089,000
 Deferred income tax asset                     1,419,000     1,218,000
                                              ----------    ----------
         Total current assets                $59,615,000   $54,967,000

PROPERTY, PLANT AND EQUIPMENT                 22,263,000    21,819,000
 Less accumulated depreciation
         and amortization                    (10,273,000)   (9,729,000)
                                              ----------    ----------
                                              11,990,000    12,090,000

OTHER ASSETS                                   1,674,000     1,760,000
                                              ----------    ----------
                                             $73,279,000   $68,817,000
                                             ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt            $1,112,000    $1,114,000
 Accounts payable-trade                        4,496,000     6,146,000
 Accrued liabilities                           1,891,000     2,879,000
                                              ----------    ----------
         Total current liabilities            $7,499,000   $10,139,000

LONG-TERM DEBT, net of current portion         3,984,000     4,336,000
DEFERRED INCOME TAX LIABILITY                    659,000       676,000
OTHER LONG TERM LIABILITIES                      673,000       665,000

STOCKHOLDERS' EQUITY:
 Common stock                                     14,000        13,000
 Capital in excess of par value               39,127,000    34,277,000
 Retained earnings                            21,386,000    19,527,000
 Deferred compensation                           (47,000)      (59,000)
 Note receivable from stockholder                      -      (850,000)
 Cumulative translation adjustment               (16,000)       93,000
                                              ----------    ----------
                                             $60,464,000   $53,001,000
                                              ----------    ----------
                                             $73,279,000   $68,817,000
                                             ===========   ===========

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                          Three months ended January 31
                                                1998          1997
                                            ------------  ------------
NET SALES                                    $24,026,000   $19,841,000

COST OF GOODS SOLD                            14,501,000    12,372,000
                                              ----------    ----------
  Gross profit                                 9,525,000     7,469,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                        6,248,000     5,421,000
                                              ----------    ----------
  Income from operations                       3,277,000     2,048,000
                                              ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                  6,000         5,000
  Interest expense                              (121,000)     (142,000)
  Other income (expense)                         (42,000)       22,000
                                              ----------    ----------
                                                (157,000)     (115,000)
                                              ----------    ----------
Income before provision for income taxes       3,120,000     1,933,000

PROVISION FOR INCOME TAXES                     1,261,000       769,000
                                              ----------    ----------
  Net income                                  $1,859,000    $1,164,000
                                              ==========    ==========

NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
Basic:
  Weighted average shares outstanding         13,593,000    12,175,000
  Net earnings per share                           $0.14         $0.10

Diluted:
  Weighted average shares outstanding         14,350,000    12,191,000
  Net earnings per share                           $0.13         $0.10

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                            Three months ended January 31,
                                                  1998          1997
                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities       ($6,244,000) ($4,382,000)
                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment            (449,000)    (183,000)
                                               ----------   ----------
  Net cash used in investing activities          (449,000)    (183,000)
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital
       lease obligations                          (73,000)    (102,000)
  Borrowing on line of credit                   3,025,000    7,960,000
  Payments on line of credit                   (3,025,000)  (3,400,000)
  Principal payments on notes payable
       and long-term debt                        (281,000)    (263,000)
  Proceeds from issuance of common
       stock                                    4,851,000       99,000
  Repayment of loan by Stockholder                850,000            -
                                                ---------    ---------
  Net cash provided by financing
       activities                               5,347,000    4,294,000
                                                ---------    ---------

Effect of exchange rate changes on cash          (109,000)    (136,000)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                             (1,455,000)    (407,000)

CASH AND CASH EQUIVALENTS,
  beginning of period                           3,787,000    1,954,000
                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period       $2,332,000   $1,547,000
                                               ==========   ==========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1998


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

   Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 1997.

   Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.


NOTE 2 - Inventories.

   Inventories consisted of the following at January 31, 1998, and October 31, 1997:

                                        January 31,   October 31,
                                             1998         1997
                                        ------------ ------------
       Raw materials                    $ 4,613,000   $ 5,055,000
       Work in Process                    2,284,000     3,664,000
       Finished Goods                    26,406,000    24,926,000
                                         ----------    ----------
                                        $33,303,000   $33,645,000
                                         ==========    ==========

NOTE 3 - Earnings Per Share Information.

   During the quarter ended January 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly, basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding plus the dilutive effects of common shares contingently issuable from stock options. Common stock options are excluded from the computation of net earnings per share if their effect is anti-dilutive. All prior period information has been restated to conform to the provisions of Statement 128. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128:

                                          Three months ended January 31,
                                                  1998        1997
                                              ----------   ----------
  Numerator:
   Net income                                 $1,859,000   $1,164,000
                                              ----------   ----------
  Numerator for basic and diluted
  earnings per share - income
  available to common shareholders            $1,859,000   $1,164,000


  Denominator:

  Denominator for basic earnings
  per share - weighted average shares         13,593,000   12,175,000


  Effect of dilutive securities:
  Employee stock options                         757,000       16,000
                                              ----------   ----------
  Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions              14,350,000   12,191,000
                                              ==========   ==========

  Basic earnings per share                         $0.14        $0.10

  Diluted earnings per share                       $0.13        $0.10


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net sales for the first quarter of fiscal 1998 increased 21.1% to $24,026,000 from $19,841,000 for the same period in 1997. This increase was primarily due to a substantial increase in domestic and European sales which reflected the increasing demand for the Ashworth brand. Domestic sales increased 47.9% to $20,246,000 from $13,688,000 in the January quarter 1997, due to strong demand. Foreign sales decreased 38.6% to $3,780,000 from $6,153,000 for the same period of the prior year due primarily to the Company's decision to terminate the contract with its Japanese distributor and explore options to sell directly to its Japanese accounts. Sales to Japan in the first quarter of 1997 were approximately $3,500,000. Stronger demand for the Ashworth brand in Europe increased sales there by 45.5% when compared to the first quarter of 1997. The Company added 20 new locations to its in-store Golfman shop program during the first quarter bringing the total number since November 1996 to 220. The Company has increased its fiscal year 1998 goal for new Golfman shops to 300. This will bring the total number of Golfman shops to approximately 500 by October 31, 1998, as compared to less than 20 at October 31, 1996.

Gross profit for the quarter improved 200 basis points to 39.6% as compared to 37.6% a year earlier. This improvement was a result of (a) international sourcing, and (b) production related cost cutting measures.

Consolidated S,G & A expenses increased 15.3% to $6,248,000 or 26.0% of sales for the quarter compared to 27.3% in the January quarter 1997. Tighter control of expenses, and better operational efficiencies accounted for this improvement.

Other expenses increased to $157,000 from $115,000 in the first quarter of 1997, due primarily to a currency transaction loss by Ashworth UK Ltd in its transactions with Ashworth, Inc. In the first quarter of 1997 there was a currency transaction gain.

Financial Condition

The Company's primary sources of liquidity are expected to be cash flows from operations, its working capital line of credit with the Bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $20,000,000 working capital line of credit with Bank of America. At January 31, 1998, and at October 31, 1997 the Company had no loans outstanding against the line as compared to $4,560,000 at January 31, 1997.

Trade receivables were $18,853,000 at January 31,1998, an increase of $6,882,000 over the balance at October 31, 1997. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $15,403,000 at January 31, 1997, rather than the year-end balance. This shows an increase of 22.4% in receivables compared with an increase of 21.1% in sales over the prior year's first quarter.

Inventory decreased to $33,303,000 from $33,645,000 at October 31, 1997, a decrease of 1.0%. However, compared to the inventory of $25,893,000 at January 31, 1997, inventory has increased by 28.6%. Management has increased inventory levels for several reasons, including: booking trends indicate substantial growth in future sales; product is being brought in earlier to ensure a higher order fill rate; and an increasing proportion of goods are being sourced offshore and a 'lead-time' margin is being factored into the delivery dates to ensure product availability.

During the quarter, the Company incurred capital expenditures of $449,000 mainly for computer equipment, furniture and fixtures.

Common stock and additional paid in capital increased by $4,851,000 in the quarter as a result of the exercise of 562,591 options in the first quarter of 1998. In addition a stockholder note, for $850,000 was completely repaid during the quarter.

Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements.

Derivatives.

The Company has foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies.

Year 2000 Computer Conversion.

The Company's computer operations run on an IBM AS400 computer. The Company's software is based on an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs running on the Company's computer will have to be modified to accommodate the year 2000.

During fiscal 1998, the Company will complete a detailed analysis of the program changes required, select an outside consultant to make the changes, test the changes by in-house programmers and user departments and anticipates implementing the changes by October 31, 1998.

It is estimated that expenditures on the Year 2000 project will be approximately $315,000 in fiscal year 1998. The technical problems associated with the project have been lessened to some degree by the use of a specialized software package that will identify where date changes are required in all of the individual programs.

New Accounting Standards

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

Cautionary Statements and Risk Factors.

This report on Form 10-Q contains certain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed frequently in Ashworth, Inc. SEC reports, including the report on Form 10-K for the year ended October 31, 1997.
                                  PART II

                       OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS - NONE

ITEM 2  CHANGES IN SECURITIES - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5  OTHER INFORMATION - NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K  -  NONE

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ASHWORTH, INC
                                                (Registrant)



Date:   March 16, 1998              By: /s/  Randall L. Herrel, Sr.
                                    Randall L. Herrel, Sr.
                                    President and CEO


Date:   March 16, 1998              By: /s/ John Newman
                                    John Newman
                                    Chief Financial Officer