Form 10-Q
period 1998-04-30
ASHWORTH INC
filed 1998-06-12
CIK 820774

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549




      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1998

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Title              Outstanding at June 1, 1998

    $.001 par value Common Stock          14,742,873


                              INDEX

                                                                    PAGE

Part I.   Financial Information

Item 1.   Financial Statements.

          Consolidated Condensed Balance Sheets                       1
          Consolidated Condensed Statements of Income                 2
          Consolidated Condensed Statements of Cash Flows             3
          Notes to consolidated condensed financial statements        4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               5

Part II.  Other Information                                           9

          Signatures                                                 10

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                             April 30      October 31
                                               1998           1997
                                             -----------    ----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                    $3,017,000    $3,787,000
 Accounts receivable-trade, net               34,599,000    11,971,000
 Accounts receivable - other                     901,000       735,000
 Inventories                                  33,223,000    33,645,000
 Income tax refund receivable                      2,000     1,522,000
 Other current assets                          1,972,000     2,089,000
 Deferred income tax asset                     1,313,000     1,218,000
                                              ----------    ----------
         Total current assets                 75,027,000    54,967,000
                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT                 23,126,000    21,819,000
 Less accumulated depreciation
         and amortization                    (10,899,000)   (9,729,000)
                                              ----------    ----------
                                              12,227,000    12,090,000

OTHER ASSETS                                   1,645,000     1,760,000
                                              ----------    ----------
                                             $88,899,000   $68,817,000
                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt            $1,114,000    $1,114,000
 Accounts payable-trade                        7,440,000     6,146,000
 Accrued liabilities                           2,641,000     2,879,000
                                              ----------    ----------
         Total current liabilities            11,195,000    10,139,000
                                              ----------    ----------
LONG-TERM DEBT, net of current portion         3,730,000     4,336,000
DEFERRED INCOME TAX LIABILITY                    683,000       676,000
OTHER LONG TERM LIABILITIES                      680,000       665,000

STOCKHOLDERS' EQUITY:
 Common stock                                     15,000        13,000
 Capital in excess of par value               46,596,000    34,277,000
 Retained earnings                            25,906,000    19,527,000
 Deferred compensation                           (34,000)      (59,000)
 Note receivable from stockholder                      -      (850,000)
 Cumulative translation adjustment               128,000        93,000
                                              ----------    ----------
         Total Stockholders' Equity           72,611,000    53,001,000
                                              ----------    ----------
                                             $88,899,000   $68,817,000
                                             ===========   ===========

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                       Three months ended April 30 Six months ended April 30
                             1998        1997         1998         1997
                        ------------  ------------ ----------- ------------
NET SALES                  $38,057,000 $30,618,000 $62,083,000 $50,459,000

COST OF GOODS SOLD          21,853,000  18,963,000  36,354,000  31,335,000
                            ----------  ----------  ----------  ----------
  Gross profit              16,204,000  11,655,000  25,729,000  19,124,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES      8,732,000   6,747,000  14,980,000  12,168,000
                            ----------  ----------  ----------  ----------
  Income from operations     7,472,000   4,908,000  10,749,000   6,956,000
                            ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income               37,000       4,000      43,000       9,000
  Interest expense            (111,000)   (193,000)   (232,000)   (335,000)
  Other income (expense)       (49,000)    (39,000)    (91,000)    (17,000)
                            ----------  ----------  ----------  ----------
                              (123,000)   (228,000)   (280,000)   (343,000)
                            ----------  ----------  ----------  ----------
Income before provision
  for income taxes           7,349,000   4,680,000  10,469,000   6,613,000

PROVISION FOR INCOME TAXES   2,829,000   1,788,000   4,090,000   2,558,000
                            ----------  ----------  ----------  ----------
  Net income                $4,520,000  $2,892,000  $6,379,000  $4,055,000
                            ==========  ==========  ==========  ==========

NET INCOME PER SHARE:

Basic:
  Weighted average shares
    outstanding             14,343,000  12,196,000  13,962,000  12,185,000
  Net earnings per share         $0.32       $0.24       $0.46       $0.33

Diluted:
  Weighted average shares
    outstanding             15,280,000  12,267,000  14,826,000  12,225,000
  Net earnings per share         $0.30       $0.24       $0.43       $0.33

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

<CAPTIONS>

                                              Six months ended April 30,
                                                 1998            1997
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash used in operating activities       ($12,063,000) ($1,600,000)
                                              -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment           (1,307,000)    (336,000)
                                              -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on capital
      lease obligations                          (114,000)    (210,000)
 Borrowing on line of credit                    3,025,000   14,110,000
 Payments on line of credit                    (3,025,000) (12,800,000)
 Principal payments on notes payable
      and long-term debt                         (492,000)    (527,000)
 Proceeds from issuance of common
      stock                                    12,321,000      599,000
 Repayment of loan by Stockholder                 850,000            -
                                               ----------   ----------
 Net cash provided by financing
      activities                               12,565,000    1,172,000
                                               ----------   ----------

Effect of exchange rate changes on cash            35,000      (98,000)
                                              -----------  -----------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                (770,000)    (862,000)

CASH AND CASH EQUIVALENTS,
 beginning of period                            3,787,000    1,954,000
                                               ----------   ----------
CASH AND CASH EQUIVALENTS, end of period       $3,017,000   $1,092,000
                                               ==========   ==========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
APRIL 30, 1998


NOTE 1- Basis of Presentation.

   In the opinion of management, the accompanying consolidated condensed balance sheets and related interim consolidated condensed statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

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


NOTE 2 - Inventories.

   Inventories consisted of the following at April 30, 1998, and October
   31, 1997:

<CAPTIONS>
                                         April 30,    October 31,
                                           1998          1997
                                      ------------   ------------
       Raw materials                    $ 3,544,000   $ 5,055,000
       Work in Process                    3,118,000     3,664,000
       Finished Goods                    26,561,000    24,926,000
                                         ----------    ----------
                                        $33,223,000   $33,645,000
                                         ==========    ==========


NOTE 3 - Earnings Per Share Information.

   During the quarter ended January 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly, basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding plus the dilutive effects of common shares contingently issuable from stock options. Common stock options are excluded from the computation of net earnings per share if their effect is anti-dilutive. All prior period information has been restated to conform to the provisions of Statement 128. The following table sets forth the computation of basic and diluted earnings per share based on the requirements of Statement 128:

<CAPTIONS>
                        Three months ended April 30 Six months ended April 30
                               1998        1997         1998        1997
                            ----------  ----------  ----------  ----------
   Numerator:
    Net income               $4,520,000  $2,892,000  $6,379,000 $4,055,000
                             ----------  ----------  ---------- ----------
   Numerator for basic
   and diluted earnings
   per share - income
   available to common
    shareholders             $4,520,000  $2,892,000  $6,379,000 $4,055,000


   Denominator:

   Denominator for basic
   earnings per share -
   weighted average
    shares                   14,343,000  12,196,000  13,962,000 12,185,000


   Effect of dilutive
   securities:
   Employee stock
    options                     937,000      71,000     864,000     40,000
                             ----------  ----------  ---------- ----------
   Denominator for
   diluted earnings
   per share - adjusted
   weighted average
   shares and assumed
    conversions              15,280,000  12,267,000  14,826,000 12,225,000
                             ==========  ==========  ========== ==========

   Basic earnings
    per share                     $0.32       $0.24       $0.46      $0.33

   Diluted earnings
    per share                     $0.30       $0.24       $0.43      $0.33


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1998 compared to Second Quarter 1997

Consolidated net sales for the second quarter of fiscal 1998 increased 24.3% to $38,057,000 from $30,618,000 for the same period in 1997. This increase was primarily due to an increase in domestic and European sales which reflected the increasing demand for the Ashworth brand. Domestic sales increased 22.5% to $29,970,000 from $24,460,000 in the April quarter 1997, due to strong demand. Foreign sales increased 31.3% to $8,087,000 from $6,158,000 for the same period of the prior year due primarily to stronger growth in Europe. Strong demand for the Ashworth brand in Europe increased sales by 44.6% when compared to the second quarter of 1997. The Company added 113 new locations to its in-store Golfman shop program during the second quarter bringing the total to 333 and these new locations also contributed to the Company's revenue growth.

Gross profit for the quarter improved over 400 basis points to 42.6% as compared to 38.1% a year earlier. This improvement was a result of international sourcing, production related cost cutting measures and increased domestic and European business which produces higher margin than the Company's other international business. The Company's ability to achieve continued substantial improvements in gross margin as a percentage of sales such as the improvement achieved in the second quarter, is limited and will slow as product mix is optimized and available cost reduction opportunities are exploited. Future improvements of the magnitude experienced in the second quarter of fiscal 1998 should not be expected.

Consolidated selling, general and administrative expenses increased 29.4% to $8,732,000 or 22.9% of sales for the quarter compared to 22.0% in the April quarter 1997. Spending for advertising, the Golfman shop fixtures and additional sales incentive programs accounted for the majority of this increase.

Other expenses decreased to $123,000 from $228,000 in the second quarter of 1997, due primarily to lower interest expense. The Company's interest expense includes both payments on its capitalized leases and equipment financing agreements as well as on its bank borrowings. Interest expense was reduced as a result of not borrowing against the line of credit in the current quarter.

Six months ended April 30, 1998 compared to Six months ended April 30, 1997

Consolidated net sales for the first six months of fiscal 1998 increased 23.0% to $62,083,000 from $50,459,000 for the same period in 1997. This increase was primarily due to a substantial increase in domestic and European sales which reflected the increasing demand for the Ashworth brand. Domestic sales increased 31.6% to $50,215,000 from $38,148,000 in the same period of the prior year. Foreign sales decreased 3.6% to $11,868,000 from $12,310,000 for the same period of the prior year due primarily to the Company's decision to terminate the contract with its Japanese distributor. Sales to Japan in the first six months of fiscal 1997 were $4,200,000. Stronger demand for the Ashworth brand in Europe increased sales there by 43.4% when compared to the same period in 1997. The Company added 133 new locations to its in-store Golfman shop program during the first six months of fiscal 1998 bringing the total number to 333 and these new locations also contributed to the Company's revenue growth. The Company has increased its fiscal year 1998 goal for new Golfman shops to 300. This would bring the total number of Golfman shops to approximately 500 by October 31, 1998.

Gross profit for the first six months improved over 300 basis points to 41.4% as compared to 37.9% a year earlier. This improvement was a result of international sourcing, production related cost cutting measures and increased domestic and European business which produces higher margin than the Company's other international business. The Company's ability to achieve continued substantial improvements in gross margin as a percentage of sales such as the improvement achieved in the first six months of fiscal 1998, is limited and will slow as product mix is optimized and available cost reduction opportunities are exploited. Future improvements of the magnitude experienced in the first six months of fiscal 1998 should not be expected.

Consolidated selling, general and administrative expenses increased 23.1% to $14,980,000 for the first six months of fiscal 1998. However, as a percent of sales, selling, general and administrative expenses remained at 24.1% as compared to the same period of the prior year. Spending for advertising, the Golfman shop fixtures and additional sales incentive programs accounted for the majority of the increase.

Other expenses decreased to $280,000 from $343,000 in the same period of the prior year, due primarily to lower interest expense. The Company's interest expense includes both payments on its capitalized leases and equipment financing agreements as well as on its bank borrowings. Interest expense decreased as a result of reduced borrowing against the line of credit in the first six months of fiscal year 1998.

Financial Condition

The Company's primary sources of liquidity are expected to be cash flows from operations, its working capital line of credit with the Bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. Bank of America has extended the Company's $20,000,000 line of credit through March 1, 2000. The bank no longer requires the line of credit to be secured. At April 30, 1998, and at October 31, 1997 the Company had no loans outstanding against the line as compared to $1,310,000 at April 30, 1997.

Trade receivables were $34,599,000 at April 30,1998, an increase of $22,628,000 over the balance at October 31, 1997. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $22,929,000 at April 30, 1997, rather than the October 31, 1997 year-end balance. Sales increased 24.3% in the quarter compared to the April quarter 1997, and the Company also extended terms to customers as part of the Basics and fixture programs.

Inventory decreased to $33,223,000 from $33,645,000 at October 31, 1997, a decrease of 1.3%. However, compared to the inventory of $22,205,000 at April 30, 1997, inventory has increased by $11,018,000. The inventory for the Company's new Basics program has been built up since the end of the April 1997 quarter and accounts for $6,500,000 of the increase. The remainder of the increase relates to anticipated sales growth.

During the six months ended April 30, 1998, the Company incurred capital expenditures of $1,307,000 mainly for computer equipment, machinery and equipment and furniture and fixtures.

Common stock and additional paid in capital increased by $12,321,000 as a result of the exercise of 1,249,069 options in the six months ended April 30, 1998. In addition a stockholder note for $850,000 was repaid during the first half of fiscal year 1998.

Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for the immediately foreseeable future.

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

The Company has completed a detailed study of the program changes required and selected outside consultants to make the changes. It is anticipated that the programming work will be completed and tested by December 31, 1998. It is estimated that expenditures for the Year 2000 project will be approximately $290,000 in fiscal year 1998 and approximately $25,000 in early fiscal 1999.

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

Cautionary Statements and Risk Factors.

This report on Form 10-Q contains certain forward looking statements including without limitation those regarding the Company's plans and expectations for expansion of its in-store Golfman shop program and "New Basics" product line, cost controls, inventory levels, and availability of working capital. These plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These include the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed frequently in Ashworth, Inc. SEC reports, including the report on Form 10-K for the year ended October 31, 1997.

                            PART II

                       OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS - NONE

ITEM 2  CHANGES IN SECURITIES - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

March 27, 1998 - Annual Meeting:

(1)     Director elected at the meeting:
        Andre P. Gambucci
        Number of votes FOR                12,426,486
        Number of votes WITHHELD               87,935

  Each other director whose term of office as director continued after the meeting:
        Gerald W. Montiel
        John M. Hanson, Jr.
        Randall L. Herrel, Sr.

(2)     Other matters voted upon at the meeting:
        None

ITEM 5 OTHER INFORMATION - NONE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                          Description of Exhibit

10(r)(2) Business Loan Agreement dated May 29, 1998, between the Registrant and Bank of America, expiring March 1, 2000. Under the agreement, the Bank provides the Company with a revolving line of credit up to $20,000,000.

27         Financial Data Schedule

Form 8-K:
       No reports on Form 8-K were filed by the Company during the second quarter of the fiscal year ended October 31, 1998.

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

                                               ASHWORTH, INC
                                                (Registrant)



Date:                               /s/ Randall L. Herrel, Sr.
                                    Randall L. Herrel, Sr.
                                    President and CEO


Date:                               /s/ John Newman
                                    John Newman
                                    Chief Financial Officer