Form 10-Q
period 1998-07-31
ASHWORTH INC
filed 1998-09-14
CIK 820774

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1998

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Title             Outstanding at September 3, 1998

  $.001 par value Common Stock            14,079,773

                            INDEX

                                                             PAGE

Part I.  Financial Information

Item 1.  Financial Statements.

        Consolidated Balance Sheets                           1
        Consolidated Statements of Income                     2
        Consolidated Statements of Cash Flows                 3
        Notes to Consolidated Financial Statements            4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        6

Part II.  Other Information                                  11

Signatures                                                   12

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                     July 31,          October 31,
                                        1998               1997
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents         $ 6,154,000         $ 3,787,000
 Accounts receivable-trade          25,021,000          11,971,000
 Accounts receivable - other         1,184,000             735,000
 Inventories                        32,839,000          33,645,000
 Deferred income tax asset           1,164,000           1,218,000
 Income tax refund receivable          375,000           1,522,000
 Other current assets                1,791,000           2,089,000
                                   -----------         -----------
 Total current assets               68,528,000          54,967,000
                                   -----------         -----------
PROPERTY, PLANT AND EQUIPMENT       23,831,000          21,819,000
 Less accumulated depreciation     (11,379,000)         (9,729,000)
                                   -----------         -----------
                                    12,452,000          12,090,000

OTHER ASSETS                         3,172,000           1,760,000
                                   -----------         -----------
                                   $84,152,000         $68,817,000
                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt   $1,095,000          $1,114,000
Accounts payable-trade               5,633,000           6,146,000
Accrued liabilities                  2,069,000           2,879,000
                                    ----------          ----------
   Total current liabilities         8,797,000          10,139,000
                                    ----------          ----------
LONG-TERM DEBT,
   less current portion              3,537,000           4,336,000
DEFERRED INCOME TAX LIABILITY          710,000             676,000
OTHER LONG-TERM LIABILITIES            425,000             665,000


STOCKHOLDERS' EQUITY:
 Common stock                           14,000              13,000
 Capital in excess of par value     44,043,000          34,277,000
 Retained earnings                  26,688,000          19,527,000
 Deferred compensation                 (21,000)            (59,000)
 Note receivable from stockholder            0            (850,000)
 Cumulative translation adjustment     (41,000)             93,000
                                   -----------         -----------
   Total stockholders' equity       70,683,000          53,001,000
                                   -----------         -----------
                                   $84,152,000         $68,817,000
                                   ===========         ===========

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                      Three months ended July 31,  Nine months ended July 31,
                          1998          1997           1998          1997
NET SALES                $25,598,000  $21,702,000  $87,681,000   $72,161,000

COST OF GOODS SOLD        16,380,000   13,722,000   52,734,000    45,057,000
                         -----------  -----------  -----------   -----------
  Gross profit             9,218,000    7,980,000   34,947,000    27,104,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES    8,019,000    6,504,000   22,999,000    18,672,000
                         -----------  -----------  -----------   -----------
Income from operations     1,199,000    1,476,000   11,948,000     8,432,000

OTHER INCOME (EXPENSE):
  Interest income             69,000       15,000      112,000        23,000
  Interest expense          (109,000)    (137,000)    (341,000)     (472,000)
  Other income (expense)      53,000     (105,000)     (38,000)     (121,000)
                         -----------  -----------  -----------   -----------
  Total other income
     (expense)                13,000     (227,000)    (267,000)     (570,000)

  Income before provision
     for income taxes      1,212,000    1,249,000   11,681,000     7,862,000

PROVISION FOR INCOME TAXES   430,000      481,000    4,520,000     3,039,000
                         -----------  -----------  -----------   -----------
  Net income                $782,000     $768,000   $7,161,000    $4,823,000
                         ===========   ==========  ===========   ===========

NET INCOME PER SHARE:

Basic:
  Weighted average shares
  outstanding             14,702,000   12,315,000   14,211,000    12,229,000
  Net earnings per share       $0.05        $0.06        $0.50         $0.39

Diluted:
  Weighted average shares
  outstanding             15,253,000   12,968,000   15,001,000    12,329,000
  Net earnings per share       $0.05        $0.06        $0.48         $0.39

ASHWORTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                Nine months ended July 31,
                                                  1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities         ($5,287,000)       ($263,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment            (1,953,000)        (844,000)
Proceeds from sale of equipment                         0           21,000
                                              -----------      -----------
Net cash used in investing activities          (1,953,000)        (823,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock         13,250,000        3,198,000
Payments for repurchase of common stock        (3,483,000)               0
Proceeds from borrowings on revolving
               line of credit                   3,025,000       16,335,000
Principal payments on
               revolving line of credit        (3,025,000)     (16,335,000)
Principal payments on long-term debt             (716,000)        (790,000)
Principal payments on
               capital lease obligations         (160,000)        (294,000)
Repayment of loan by stockholder                  850,000                0
                                              -----------      -----------
Net cash provided (used) by
               financing activities             9,741,000       (2,114,000)
                                              -----------      -----------

Effect of exchange rate changes on cash          (134,000)         (55,000)
                                              -----------       -----------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                2,367,000          972,000

CASH AND CASH EQUIVALENTS,
beginning of period                             3,787,000        1,954,000
                                              -----------      -----------
CASH AND CASH EQUIVALENTS,
end of period                                  $6,154,000       $2,926,000
                                              ===========      ===========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1998

NOTE 1- Basis of Presentation.
        In the opinion of management, the accompanying consolidated condensed balance sheet and related interim consolidated condensed statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 - Inventories.

        Inventories consisted of the following at July 31, 1998 and October 31, 1997:

                                    July 31,       October 31,
                                       1998           1997
       Raw materials               $ 4,025,000    $ 5,055,000
       Work in Process               1,932,000      3,664,000
       Finished Goods               26,882,000     24,926,000
                                   -----------    -----------
                                   $32,839,000    $33,645,000
                                   ===========    ===========

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

                       Three months ended July 31,  Nine months ended July 31,
                               1998         1997       1998        1997
  Numerator:
  Net income - Numerator
  for basic and diluted
  earnings per share -
  income available to
  common shareholders          $782,000    $768,000  $7,161,000  $4,823,000
                               ========    ========  ==========  ==========
  Denominator:

  Denominator for basic
  earnings per share -
  weighted average shares    14,702,000  12,315,000  14,211,000  12,229,000


  Effect of dilutive
  securities-employee
  stock options                 551,000     653,000     790,000     100,000
                            ----------- -----------  ----------  ----------
  Denominator for diluted
  earnings per share -
  adjusted weighted average
  shares and assumed
  conversions                15,253,000  12,968,000  15,001,000  12,329,000
                             ==========  ==========  ==========  ==========

  Basic earnings
       per share                  $0.05       $0.06       $0.50       $0.39

  Diluted earnings
       per share                  $0.05       $0.06       $0.48       $0.39


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Third Quarter 1998 compared to Third Quarter 1997

Sales for the quarter increased 17.9% to $25,598,000 from $21,702,000 for the same period in 1997. This was primarily due to increased sales volume resulting from an increasing demand for the Ashworth brand. Domestic sales for the quarter increased 20.9% to $21,899,000 from $18,112,000 in the July quarter 1997. Foreign sales increased 3.0% to $3,699,000 from $3,590,000.

Gross profit increased 15.5% to $9,218,000 from $7,980,000 for the third quarter of 1997. As a percent of sales, gross profit decreased to 36.0% from 36.8% primarily due to sales discounts in selected areas of the Company's business.

Selling, general and administrative expenses increased 23.3% to $8,019,000 from $6,504,000 in the third quarter of 1997. These expenses were 31.3% of sales compared to 30.0% in the same period of the prior year. The increase was primarily due to additional sales and customer service expenses and additional distribution expenses arising from offshore sourcing problems which reduced product availability. The offshore problems were related to the quality and timeliness of key styles of the Company's popular basics line. To address these offshore problems, the Company has hired an outside independent inspection service to complement its current inspection services; has enhanced its existing quality assurance program; is implementing more detailed product specifications for the construction of garments; and in 1999, will double source selected key, high volume styles by producing them domestically and offshore to minimize risk. The Company added 142 more locations to its in-store shop fixturing program during the quarter, which was more than anticipated. This brings the total number of fixtured locations to 475.

Other income increased to $13,000 from other expense of $227,000 in the third quarter of 1997, due primarily to reduced currency transaction losses at Ashworth UK Ltd., increased interest income on cash investments, and lower interest expense on reduced bank borrowings.

The effective income tax rate for the quarter was 35.5% of pre-tax earnings compared with 38.5% in the July quarter 1997. The effective rate for the nine months year-to-date was calculated to produce an effective, annualized rate of 38.7% as compared to 39.1% for the half year.

Nine months ended July 31, 1998 compared to Nine months ended July 31, 1997

Sales for the first nine months of fiscal 1998 increased 21.5% to $87,681,000 from $72,161,000 for the same period in 1997. Domestic sales increased 28.2% to $72,115,000 as compared to $56,260,000 for the same period of the prior year. This increase was primarily due to increased sales volume resulting from demand for the Ashworth brand. Foreign sales decreased 2.1% to $15,566,000 as compared to $15,901,000 for the same period in fiscal year 1997. This decrease was primarily due to a 78.1% drop in sales to Asia which were $1,013,000 in the first nine months of fiscal 1998 compared to $4,621,000 in the same period in 1997. The Company believes that sales to Asia will remain low due to the current economic conditions there. Stronger demand for the Ashworth brand in Europe increased sales there by 30.6% to $9,609,000 from $7,357,000 for the same period in 1997.

Gross profit increased 28.9% to $34,947,000 from $27,105,000 for the first nine months of 1997 and, as a percent of sales, increased to 39.9% from 37.6%. This improvement was a result of offshore sourcing of product, production related cost cutting measures and increased domestic business which tends to produce higher margins than the Company's international business. The Company believes that most gross profit improvements from these efforts have been realized.

Selling, general and administrative expenses increased 23.2% to $22,999,000 from $18,672,000 for the first nine months of 1997. These expenses were 26.2% of sales compared to 25.9% in the same period of the prior year. Spending for advertising, Golfman shop fixture programs, sales and customer service expenses and additional distribution expenses arising from offshore sourcing problems accounted for the majority of the increase.

Other expense decreased to $267,000 from $570,000 in the first nine months of fiscal 1997. This decrease was due primarily to lower interest expense because of reduced bank borrowings, and reduced currency transaction losses at Ashworth UK Ltd. as well as increased interest income from cash investments.

Liquidity and Financial Condition

The Company's primary sources of liquidity are expected to be cash flows from operations, its working capital line of credit with the Bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. Bank of America has extended the Company's $20,000,000 line of credit through March 1, 2000. At July 31, 1998, at October 31, 1997 and at July 31, 1997, the Company had no borrowings against the line.

Trade receivables were $25,021,000 at July 31, 1998, an increase of $13,050,000 over the balance at October 31, 1997. Because the Company's business is seasonal, the receivables balance should be compared to the balance of $17,398,000 at July 31, 1997, rather than the balance at October 31, 1997. Sales increased 17.9% in the quarter compared to the July quarter 1997, and the Company also gave extended payment terms to customers as part of the Basics and fixtures programs. The Company believes that discontinuation of these temporary extended payment terms should tend to move the trade receivables closer to historical levels.

Inventory decreased to $32,839,000 from $33,645,000 at October 31, 1997, a decrease of 2.4%. Compared to the inventory of $25,578,000 at July 31, 1997, inventory increased 28.4%. The majority of this increase is attributable to anticipated growth in sales and a build up in the inventory for the Basics program.

During the nine months ended July 31, 1998, the Company expended $1,953,000 on capital equipment. The expenditures were mainly for computer equipment, embroidery machines, furniture and fixtures and leasehold improvements.

Common stock and capital in excess of par value increased by $9,767,000 in the nine months ended July 31, 1998. Stock options for 1,326,969 shares were exercised in the period contributing $13,250,000 of the increase. The Company repurchased 427,000 shares of its own common stock in July 1998 at an aggregate cost of $3,483,000 and immediately retired those shares. In the month of August 1998, the Company repurchased an additional 250,000 shares of its own common stock at an aggregate cost of $1,733,000 and immediately retired those shares. The Company is currently authorized to repurchase up to an additional 323,000 shares.

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

Year 2000 Computer Conversion.

Historically, most databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers and embedded microprocessors controlling equipment, were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with a "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by the date-sensitive microprocessors, and is generally referred to as the "Year 2000" problem.

The Company's computer operations run on an IBM AS400 computer. The Company's software is based on an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs running on the Company's computer will have to be modified to accommodate the year 2000.

The Company has completed a detailed study of the program changes required and selected outside consultants to make the changes. It is anticipated that the programming work will be completed and tested by June 30, 1999. The project was initiated in June of 1998 and is currently on schedule. It is estimated that expenditures for the Year 2000 project will be approximately $315,000. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may need to be revised upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

If some or all of the Company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded microprocessors critical to the Company's operations are overlooked in the assessment and implementation phases, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

In addition, the Company has not been assured that the computer systems of its vendors of material goods and services will be Year 2000 ready in a timely manner or that the computer systems of third parties with which the Company's computer system exchanges data will be Year 2000 ready both in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems.

If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce , distribute and sell its products, the electrical power and other utilities to sustain its operations, or reliable means of obtaining supplies and transporting products to its customers, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks, but it expects to create such a plan during the balance of 1998 and 1999.

New Accounting Standards

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This Statement sets standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending October 31, 1999.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments And Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized commitment, (b) a hedge of the exposure to variable cash flows
of a forecasted transaction, or   a hedge of  the foreign currency exposure of
a net investment in a foreign operation, an unrecognized firm commitment, an available-for- sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of this statement is encouraged. This statement shall not be applied retroactively to financial statements of prior periods. This Statement is effective for the Company's fiscal year ending October 31, 2000.

Cautionary Statements and Risk Factors.

This report on Form 10-Q contains certain forward looking statements including without limitation those regarding the Company's plans and expectations for expansion of its in-store Golfman shop program and "New Basics" product line, cost controls, inventory levels, and availability of working capital. These plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These include the timely development and acceptance of new products, the impact of competitive products and pricing, manufacturing difficulties and other risks detailed frequently in Ashworth, Inc. SEC reports, including the report on Form 10-K for the year ended October 31, 1997. There can be no assurance that the Company's future revenues will continue to increase at the rate experienced for fiscal year 1998 due to various factors, including potential consolidation of the Company's core green grass market, which could result in discounting, as well as possible general declines in economic conditions from robust levels recently experienced. The Company needs to maintain high levels of inventory to support its Basics program and its overall sales levels and commensurate with increased inventory the Company faces an increased risk of inventory write-offs due to obsolescence or lack of through put in the future.

                            PART II.

                       OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

There were no material pending or threatened legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during the fiscal quarter ended July 31, 1998.

ITEM 2.     CHANGES IN SECURITIES - NONE.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.   Description of Exhibit
    27        Financial Data Schedule.

Form 8-K: No reports on Form 8-K were filed by the Company during the third quarter of the fiscal year ended October 31, 1998.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ashworth, Inc


Date: September 14, 1998             By: /s/ Randall L. Herrel, Sr.
                                     Randall L. Herrel, Sr.
                                     President and
                                     Chief Executive Officer


Date: September 14, 1998             By: /s/ John Newman
                                     John Newman    Chief Financial Officer and
                                     Chief Accounting Officer