Form 10-K
period 1998-10-31
ASHWORTH INC
filed 1999-01-29
CIK 820774

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1998

        [__]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 31, 1998, was $ 75,371,000 based upon the last reported sale price of the Company's Common Stock as reported by the Nasdaq National Market System.

There were 14,079,773 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 1998.

PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1998.

                     CAUTIONARY STATEMENTS AND RISK FACTORS

This report on Form 10-K contains certain forward looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels, availability of working capital and Year 2000 readiness. These plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include the following:

 . Demand for the Company's products may decrease if the popularity of golf decreases.

 . Like other apparel manufacturers, the Company must correctly anticipate and help to direct fashion within its industry. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

 . The Company's business is seasonal, and sales in the fourth calendar quarter have historically been particularly weak.

 . The market for golf apparel and sportswear is extremely competitive. While the Company is the leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside green grass market, the Company's market share is not significant. Price competition or industry consolidation could weaken the Company's competitive position.

 . The Company relies upon domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company's quality standards, the Company could lose sales.

 . There can be no assurance that the Company's future revenues will continue to increase at the rate experienced for fiscal year 1998 due to various factors, including potential consolidation of the Company's core green grass market, which could result in discounting, as well as possible general declines in economic conditions from robust levels recently experienced.

 . The Company maintains high levels of inventory to support its Basics program, and additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and inventory writedowns may impair the Company's financial performance in any period. Particular inventory may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

 . The Company's and/or its vendors' computer systems may not be Year 2000 compliant which could result in the Company's inability to produce, distribute and/or sell its products.

                                     PART I

ITEM 1.  BUSINESS
                      GENERAL DESCRIPTION OF THE COMPANY

     Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. It changed its corporate name from Charter Golf, Inc. to Ashworth, Inc. on April 6, 1994. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. The Ashworth products have been retailed in golf pro shops, resorts, at better department and specialty retail stores, and in selected international markets.

     The Company has wholly-owned subsidiaries which own and operate the ten company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. A division was opened on November 1, 1998 to distribute the Company' s products in Canada. Ashworth, Inc. and its wholly-owned subsidiary, Ashworth U.K., Ltd., were partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention until September 1, 1998 when the partnership was dissolved.

                       NARRATIVE DESCRIPTION OF BUSINESS

     At its inception, the Company designed and marketed classically-styled, natural fiber golfwear and distributed it in the United States under the Ashworth(R) brand exclusively to golf pro shops and resorts. The Company has been credited with developing the new look in golfwear over the past ten years, using natural fibers and a loose relaxed fit emphasizing quality in product and presentation, which are now industry standards. Its men's and women's golf lifestyle apparel is aimed predominately at the younger active male and female consumers in the middle/upper middle income range and is priced in the middle to upper middle price range for golf apparel. For the past few years, Ashworth has been a leading golf apparel line sold at pro shops in the United States. The Company also sells lifestyle products including home office and home theatre furnishings, bathroom accessories and small gift items through its concept retail store opened in October 1997.

                               ASHWORTH PRODUCTS

     All Ashworth products are designed in-house with the exception of footwear. IGF, the exclusive licensee of Ashworth footwear, designs, produces and markets the Ashworth footwear line through its own independent sales force.

     The Ashworth Men's Division designs two Spring, two Summer, three Fall, one Resort, one Holiday, one Weather Systems and one Basics collection per year. Each collection consists of approximately 30 to 40 styles. Product design is largely one of classic, timeless designs with an emphasis on quality and natural fibers.

     The Ashworth Men's collections consists of knit and woven shirts, pullovers, sweaters, vests, pants, shorts, hats, and accessories. The Company also designs a Weather Systems(TM) collection made largely of technical fabrics and produced for a variety of weather conditions including cold and rainy as well as hot and humid. In 1996, the Company introduced a Basics line of shirts, pants and shorts in popular styles and colors that do not change significantly from season to season.

     Ashworth introduced its new Women's Line in 1998. The Women's Division designs three Spring/Summer, four Fall/Holiday and one Basics collection per year. Each collection consists of approximately 20 to 30 styles. Product design incorporates casual elegance and timeless simplicity with an emphasis on quality.

                                 DISTRIBUTION CHANNELS

     Approximately 93% of the Company's products are warehoused in and shipped from its distribution facilities in Carlsbad, California. Drop-shipments from off-shore factories directly to international distributors account for 2% and approximately 5% are made in Europe for delivery to Ashworth U.K. Ltd.

     The Company distributes and sells its products through the following six channels of distribution.

U.S. GOLF PRO SHOPS, RESORTS AND OFF-COURSE GOLF SPECIALTY SHOPS

     The Company's core customers are golf pro shops located at golf courses. According to the 1998 Darrell Survey, a leading golf industry consumer usage survey, the Company is the leading golf apparel company in the United States with a 10.6% market share. The Company presently distributes to pro shops in nearly all of the 50 states.

U.S. DEPARTMENT STORES AND SPECIALTY STORES

     The Company presently sells its products to selected upscale department and specialty stores which include Nordstrom, Dillards, Parisians, Dayton Hudson, Belk, Bloomingdales and Barneys of New York.

U.S. CORPORATE MARKET

     The Company has established a corporate division to leverage its brand name and product line into corporate America. It has a dedicated sales force that markets its clothing through top specialty-advertising firms that sell Ashworth to Fortune 500 companies and other major corporations for use in their company stores, sales meetings, company catalogs and recognition awards.

INTERNATIONAL MARKET

     The Company operates a wholly-owned subsidiary in Essex, England that distributes Ashworth products to customers, either directly or through independent sales representatives in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Switzerland and Portugal. On November 1, 1998, the Company opened a division, operated by Almec Leisure Group, which will distribute Ashworth products in Canada.

     The Company also uses distributors to sell the Ashworth products in other countries such as Japan, South Korea, Taiwan, Singapore, Guam, Indonesia and the United Arab Emirates.

ASHWORTH RETAIL STORES

     The Company operates, through wholly-owned subsidiaries, ten retail stores in California, Texas, Nebraska, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control inventory by selling prior season and irregular merchandise.

ASHWORTH CONCEPT STORE

     The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to retail lifestyle products. These include, without limitation, Ashworth apparel, home office and home theater furnishings, bathroom accessories, soft furnishings and small gift items.

                                 SALES AND MARKETING

     The Company's products are sold in the United States and Europe largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company presently has 61 sales representatives in the United States and 34 sales representatives in Europe and Canada. The Company uses 10 different distributors in other international locations.

     In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has five popular and well known golf celebrities who wear and endorse the Company's products. They are: (1) Fred Couples, considered by many to be the most popular golfer in the world; (2) John Cook, the 1998 Champion of the GTE Byron Nelson Tournament; (3) Dave Stockton, Sr., a player on the Senior PGA tour; (4) Scott Verplank; and (5) Jim Nantz, the popular CBS golf announcer. The Company is using these players and celebrities increasingly in advertisements, in store displays, and for trade shows, store and other special appearances.

     The Company expanded its in-store shop program in 1998 and now has a presence in approximately 600 locations throughout the United States. This modular fixture program is designed to help create a dedicated in-store shop for Ashworth products coupled with pictures and displays of our golf professionals.

     In an effort to introduce new young customers to the Ashworth brand, the Company is the national apparel sponsor of American Junior Golf Association. Additionally, Ashworth supports collegiate golf by providing team uniforms to numerous college and university golf teams.

     The Company's domestic market for the Ashworth apparel has been seasonal, with the highest sales traditionally in the period January through August and the lowest volume in the months of September through December. The Company hopes that the addition of the department and specialty retail store market, the Corporate market, and additional business for fall and winter in the European market will help to reduce the seasonality of the Company's business.

     Sales in fiscal 1998 were $107,341,000, an increase of 20.4% over sales of $89,148,000 in fiscal 1997. This increase was primarily due to an increase in the volume of sales of Ashworth apparel due to increased number of accounts as well as increased average order size.

     During the last three fiscal years, the Company had the following domestic and international sales of Ashworth products:

                                                       YEAR ENDED OCTOBER 31,
                                              1998              1997               1996
                                         --------------   -----------------   --------------
CONSOLIDATED SALES:                                        (In Thousands)
Domestic sales                                 $ 89,389            $70,129           $56,045

Foreign sales:
   Ashworth U.K. Ltd.                            10,637              9,091             6,481
   Other Foreign Jurisdictions                    7,315              9,928            12,887
                                               --------            -------           -------
Total Foreign sales                              17,952             19,019            19,368

    TOTAL SALES                                $107,341            $89,148           $75,413
                                               ========            =======           =======

See Note 1 of Notes to the Consolidated Financial Statements for sales, operating income or loss and identifiable assets of Ashworth U.K. Ltd.

     At December 31, 1998, the Company had backlog orders of approximately $38,300,000 compared with approximately $32,800,000 at December 31, 1997. Backlog reflects orders placed with the Company prior to the quarter in which the goods are to be shipped, as opposed to "at-once" orders which are received in the quarter in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately July 1999. The amount of backlog orders at a particular time is affected by a number of factors, including the timely flow of product from suppliers and local contractors which can impact the Company's ability to ship on time, and the timing of customers' orders. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, orders may be changed or canceled prior to the ship date of the order, preventing the Company from converting backlog into revenue.

                                   INVENTORY

     The Company's goal is to increase the inventory turns and lower the overall inventory levels relative to sales. However, disposal of its inventory of excess prior season merchandise may result in the gross margin for fiscal year 1999 being lower than historical gross margin levels.

                                  COMPETITION

     According to the 1998 Darrell Survey, the Ashworth brand is the leader in the Company's core green grass market, with a 10.6% market share, and the Ashworth brand has been the market leader in the golf pro shop business for the past five years. The Company's share of other markets it has more recently entered, including upscale department stores and the corporate market, is minor. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers who have entered the growing golf apparel market in recent years. Many of the Company's competitors have greater financial resources and greater experience than the Company.

                               PRODUCT SOURCING

     The Company sources its products in the following ways:

     CONTRACT MANUFACTURING: Approximately 80% of the cutting and sewing work for the Company's knit shirts and pullovers is performed by two main independent cutting and sewing contractors in the San Diego area. The Company has no written agreements with these firms but has used their services since the Company's inception. The Company considers its relations with these contractors to be excellent. The Company purchases most of its fabric from United States mills and then distributes the fabrics to its contractors after quality inspection.

     READY-MADE FINISHED GOODS: The Company also purchases ready-made goods, manufactured to the Company's quality and styling specifications, domestically and from sources outside of the United States. In fiscal 1998, the Company increased the proportion of the goods made offshore. Ashworth is now importing products from China, Hong Kong, India, Italy, Mexico, the Phillippines, Peru, Scotland, Taiwan, Turkey and other countries. Although the general purpose of purchasing goods offshore is to improve the gross profit margin, the Company will continue to place great emphasis on quality.

     IN-HOUSE MANUFACTURING: The Company operated its own in-house hat manufacturing facility until July 1998. At that time, the Company began purchasing the headwear offshore, primarily Taiwan and China, in an effort to increase the profitability of headwear merchandise sales.

     IN-HOUSE EMBROIDERY: The embroidery of custom golf course logos and tournament logos is done in-house by the Company. The Company operates 44 multi-head, computer-controlled embroidery machines with a total of 442 sewing heads. The embroidery design library contains over 25,000 Company and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 95,000 logos per week on approximately 70,000 garments.

                         YEAR 2000 COMPUTER CONVERSION

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

     The Company's computer operations run on an IBM AS400 computer. The Company's software is based on an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs running on the Company's computer will have to be modified to accommodate the Year 2000. Certain of the Company's manufacturing equipment has embedded chips which are date sensitive and will have to be modified to accommodate the Year 2000.

     During fiscal 1998, the Company completed a detailed analysis of the program changes required and hired outside consultants to work with in-house staff to make the necessary modifications. As of October 31, 1998, 60% of the system changes were completed with implementation of all changes scheduled for March 31, 1999. The Company's ancillary systems are on schedule to be Year 2000 compliant by June 30, 1999. The Company has tested 70% of its renovated systems and has determined that 50% of these systems are now Year 2000 compliant. The Company is scheduled to complete testing by May 31, 1999. There can be no guarantee that target dates will be met as a result of a number of factors including the continuing availability of outside consultants. It is estimated that expenditures for the Year 2000 project were approximately $135,000 in fiscal 1998 and will be approximately $180,000 in fiscal 1999 with costs being paid out of working capital. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may need to be revised upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

     The Company has assessed its non-information technology systems such as embedded chip and micro controllers used in its facilities and operations and has determined that its card key security system is not compliant. The target date for completion of the security system upgrade is June 30, 1999.

     The Company has identified and sent letters to approximately 500 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness, with responses requested by January 31, 1999. The Company is in the process of identifying which of those vendors it considers to be critical to its business. The Company expects to continue discussions with the critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any such vendors to become and remain Year 2000 ready. The Company will develop contingency plans for alternate sources of goods and services for those currently supplied by non-critical third party vendors.

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

     If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, the electrical power and other utilities to sustain its operations, or reliable means of obtaining supplies and transporting products to its customers, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

     The Company is in the initial stages of developing a business contingency plan to address unavoided or unavoidable Year 2000 risks. Although the Company expects to have a plan developed by March 31, 1999, enhancements and revisions will be continually made during the balance of 1999.

                      PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company owns and utilizes several trademarks, principal among which are the Ashworth word and design marks, the Golfman word and design marks, the Ashworth Harry Logan, and the Weather Systems word mark. The Ashworth word and design marks and the Golfman design marks have been registered for apparel, shoes, leather goods, including golf bags on the Principal Register of the United States Patent and Trademark Office.

     The Company has obtained registration of the Ashworth word and design marks and the Golfman design marks for apparel and shoes in approximately 65 countries and is processing applications for registration of these trademarks for these goods in approximately 18 additional countries. The application process usually takes from six months to two years to complete. The marks also have been registered or applications to register them have been filed for luggage/golf bags in many of the same countries.

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

                                   EMPLOYEES

     At December 31, 1998, the Company had approximately 461 regular and 154 seasonal temporary employees.

Item 2.   PROPERTIES

     The Company owns two buildings located on Loker Avenue West in Carlsbad, California, which were purchased on December 9, 1993 for $3,500,000. The buildings total approximately 77,000 square feet, consisting of space for administrative, embroidery, warehousing and distribution functions. The purchase was financed with a down payment of $700,000 and a mortgage of $2,800,000 amortized over thirty years but due and payable in seven years.

     The Company and its subsidiaries have the following leases for manufacturing and distribution facilities, as well as leases for retail space for its stores:

                                            Lease             Min/Current            Maximum
                            Square        Expiration           Base Rent            Base Rent
Location                   Footage           Date              Per Month            per Month
------------------      ------------    ---------------    -----------------     --------------
                                                                  ($)                  ($)
MANUFACTURING AND DISTRIBUTION CENTERS:
Carlsbad, CA                47,800          10/31/00           23,000                24,000
Vista, CA                   42,000          10/31/99           18,060                18,060
Essex, England               5,500          10/31/03            3,791                 3,791
Essex, England               5,500          10/31/03            3,791                 3,791
RETAIL STORES
San Ysidro, CA               2,450           4/30/03            4,252                 4,974
San Marcos, TX               3,000           8/31/00            4,514                 4,514
Vacaville, CA                2,500          11/30/00            4,849                 5,060
Gretna, NE                   2,000           2/28/99            2,500                 2,500
Barstow, CA                  2,300          12/31/99            4,420                 4,420
Phoenix, AZ                  4,000           9/30/00            5,976                 5,976
Park City, UT                2,250           5/31/00            3,103                 3,103
Hillsboro, TX                2,700           5/31/00            4,613                 4,613
Silverthorne, CO             2,250           6/30/00            4,031                 4,031
Las Vegas, NV                2,450           9/30/01            4,088                 4,088
CONCEPT STORE
Costa Mesa, CA               6,020           1/31/08           25,088                32,613

     The Company also pays percentage rent based on sales which exceed certain breakpoints for all of the retail store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance, and maintenance expenses. The Company has entered into guaranties for some portion or all of certain of the subsidiaries' leases.

ITEM 3.   LEGAL PROCEEDINGS.

     There were no material pending or threatened legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their property was the subject during fiscal 1998.

     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleges that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleges that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999 and is currently in the process of reviewing it.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ASHW". The following table sets forth the high and low sale prices on the Nasdaq National Market for the quarters indicated.

                                                    HIGH             LOW
      FISCAL YEAR 1997
         Quarter ended January 31, 1997             7 1/8           5 1/4
         Quarter ended April 30, 1997               8 5/8           5 3/8
         Quarter ended July 31, 1997               11 1/8           7 3/8
         Quarter ended October 31, 1997            11 1/2           9

      FISCAL YEAR 1998
         Quarter ended January 31, 1998            14 3/8          10
         Quarter ended April 30, 1998              18 3/8          13 1/4
         Quarter ended July 31, 1998               18 1/16          6 14/16
         Quarter ended October 31, 1998             8 1/4           5 7/16

HOLDERS

     There is only one class of Common Stock. As of December 31, 1998 there were 682 stockholders of record and approximately 10,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

     No dividends have been declared during the past two fiscal years with respect to the Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1998, 1997, and 1996 and the balance sheet data at October 31, 1998 and 1997 are derived from, and should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1995 and 1994 and the balance sheet data at October 31, 1996, 1995, and 1994 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.


                                                                          YEARS ENDED OCTOBER 31,
                                                         1998          1997         1996         1995         1994
                                                     ------------   ----------   ----------   ----------   ----------
STATEMENT OF INCOME DATA:                                         (In thousands, except per share amount)
Net Sales                                              $107,341       $89,148      $75,413      $74,524      $60,839
Gross Profit                                             40,622        34,103       27,395       25,025       23,898
Selling, general and administrative expense              31,691        25,282       24,087       21,521       15,525
Income from operations                                    8,931         8,821        3,308        3,504        8,373
Net income                                                5,300         4,827        1,403        1,401        4,860
Net income per basic share                                 0.37          0.39         0.12         0.12         0.42
Weighted average basic shares outstanding                14,185        12,403       12,026       11,798       11,455
Net income per diluted share                               0.36          0.38         0.12         0.12         0.41
Weighted average diluted shares outstanding              14,805        12,564       12,078       12,008       11,930

                                                                            AS OF OCTOBER 31,
                                                         1998          1997         1996         1995         1994
                                                     ------------   ----------   ----------   ----------   ----------
                                                                             (In thousands)
BALANCE SHEET DATA:
Working capital                                          $56,315     $44,828       $31,583      $29,216      $26,368
Total assets                                              81,634      68,817        54,912       58,072       47,694
Long-term debt (less current portion)                      3,445       4,336         5,307        5,195        5,774
Stockholders' equity                                      67,105      53,001        38,867       36,390       32,926

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Consolidated net sales were $107,341,000 for fiscal 1998, an increase of 20.4% over net sales of $89,148,000 in fiscal 1997. Domestic sales for fiscal 1998 increased 27.5% to $89,389,000 from $70,129,000 in fiscal 1997 primarily from larger volume sales of Ashworth apparel due to increased number of accounts as well as increased average order size. Foreign sales decreased by 5.6% to $17,952,000 in fiscal 1998 from $19,019,000 in fiscal 1997 due primarily to lower sales in Asia. Sales from the Company's subsidiary in England, in fiscal 1998, increased by 17.0% over sales from the prior year. There can be no assurance that net sales will continue to increase at the rate experienced in 1998, including as a result of the risks described under "Cautionary Statements and Risk Factors."

  The Company's management anticipates that sales in the first quarter of fiscal year 1999 will be lower than in the first quarter of fiscal year 1998. Sales to Canada in the first quarter of 1998 were made to an independent distributor whereas they will be made through an Ashworth-owned division in 1999 that will ship the sales in the second and third quarter. Additionally, preliminary bookings for Asia are lower for the first quarter 1999 than they were for the first quarter of 1998. Also, early bookings at the Ashworth subsidiary in England indicate that sales will be lower in the first quarter of 1999.

     The gross profit margin for fiscal 1998 decreased to 37.8% from 38.3% in fiscal 1997. The Company has experienced a reduction in its average unit cost from offshore sourcing of some of its product but this improvement was offset by sales discounts and increased mark downs of prior season inventory. The Company's goal is to increase the inventory turns and lower the overall inventory levels relative to sales. However, aggressive sales plans, discounting and disposal of its inventory of excess prior season merchandise may result in gross margin for fiscal year 1999 being lower than historical gross margin levels.

     Selling, general and administrative expenses ("SG&A") for fiscal 1998 increased to 29.5% of net sales compared to 28.4% in 1997. Actual SG & A expenses were $31,691,000 in fiscal 1998 compared to $25,282,000 in 1997. This 25.4% increase is higher than the sales increase of 20.4% for the year and is due primarily to investment in sales and marketing programs and increased distribution expenses. The Company spent more on advertising and sales incentive programs in fiscal 1998 than in 1997 and also incurred start-up costs associated with the launch of the Women's line and the development of the new Corporate sales division. The Company also incurred additional sales and customer service expenses and additional distribution expenses in fiscal year 1998 because of problems encountered with the quality and timeliness of certain products produced in Central and South America. Management is currently in the process of addressing these issues.

     Net other expenses were $241,000 for fiscal 1998 compared to $952,000 in fiscal 1997. Interest expense declined to $451,000 in fiscal year 1998 from $606,000 in fiscal year 1997 due primarily to reduced borrowing on the Company's line of credit with the bank. Interest income increased to $152,000 in the current year as compared to $67,000 in 1997 as a result of increased cash. In fiscal 1998, currency transaction gains were $45,000 as compared to currency transaction losses of $400,000 in fiscal 1997. This improvement resulted from the use of forward foreign exchange contracts by the Ashworth subsidiary in England in its business with customers in continental Europe.

     The effective income tax rate for fiscal 1998 increased slightly to 39.0% from 38.7% in fiscal 1997, due primarily to expenses which are non-deductible for tax purposes being higher in fiscal 1998 than they were in fiscal 1997.

     During the fourth quarter of fiscal year 1998 the Company incurred a net loss of $1,861,000 as compared to a net income of $4,000 in the same period of the prior year. The net loss in the fourth quarter of fiscal year 1998 was primarily attributable to adjustments related to excess prior season inventory, the decision to discontinue the Company's young men's (AGCo label) line, additional investment in sales and marketing programs to increase the Fall/Holiday account base and increased expenditures to market the Company's new women's and corporate divisions.

1997 COMPARED TO 1996

     Consolidated net sales were $89,148,000 for fiscal 1997, an increase of 18.2% over net sales of $75,413,000 in fiscal 1996. This increase resulted primarily from larger volume sales of Ashworth apparel. Domestic sales for fiscal 1997 increased 25.1% to $70,129,000 from $56,045,000 in fiscal 1996.
Foreign sales decreased by 1.8% to $19,019,000 in fiscal 1997 from $19,368,000 in fiscal 1996 due primarily to the Company's decision to change its distributor in Japan, which resulted in lower sales in that country in 1997. Sales from the Company's subsidiary in England in fiscal 1997, increased by 40.3% over the sales for the prior year.

     The gross profit margin for fiscal 1997 increased to 38.3% from 36.3% in
fiscal 1996.   The gross margin improved primarily because there were fewer excess inventory mark downs during fiscal 1997 compared to fiscal 1996, but additionally from cost reductions obtained from contractors and from raw material suppliers.

     Selling, general and administrative expenses ("SG&A") for fiscal 1997 decreased to 28.4% of net sales compared to 31.9% in 1996. This percentage reduction was the result, primarily, of the Company's cost-cutting measures implemented during the second quarter of fiscal 1997. Actual SG&A expenses were $25,282,000 in fiscal 1997 compared to $24,087,000 in 1996. This 5.0%
increase is much lower than the sales increase of 18.2% for the year.

     Net other expenses were $952,000 for fiscal 1997 compared to $948,000 in fiscal 1996. Bank borrowings in fiscal 1997 were much lower than in 1996 resulting in interest payments of $116,000 for the year compared to $560,000 in 1996. The interest reduction was offset by currency transaction losses of $400,000 by the Company's subsidiary in England on payments it received from its customers in other European countries. In fiscal 1996, the subsidiary had gains of $131,000 on these payments.

     The effective income tax rate for fiscal 1997 decreased to 38.7% from 40.6% in fiscal 1996. This decrease was due primarily to expenses which are non-deductible for tax purposes being lower in fiscal 1997 than they were in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are expected to be cash flows from operations, a working capital line of credit with its bank, and other financial alternatives such as leasing. The Company's need for working capital is seasonal with the greatest requirements from approximately October through the end of April each year. The inventory build-up during this period is to provide product for shipment for the spring/summer selling season. However, management believes that cash from operations, the bank line of credit and leasing alternatives will be sufficient to meet the Company's working capital requirements through fiscal 1999.

     Operations in fiscal 1998 produced a negative cash flow of $4,284,000, compared to a negative cash flow of $3,673,000 in fiscal 1997. The primary reasons for the negative cash flow were an increase in the accounts receivable balance and an increase in inventories. The accounts receivable balance of $19,924,000 at October 31, 1998, was 66.4% higher than the balance at October 31, 1997. Early in the 1998 fiscal year, the Company promoted its Basics and Fixtures programs by giving extended payment terms to customers. The Company has discontinued these extended payment terms and believes that such discontinuation should tend to move the trade receivables closer to historical levels.
Inventory increased by 4.9% to $35,288,000 at October 31, 1998 compared to $33,645,000 at October 31, 1997. The Company's excess prior season inventory was higher at October 31, 1998, than at October 31, 1997, because the Company did not achieve its projected level of sales for the second half of the year. Additionally, at the Ashworth subsidiary in England, converting to a new computer system created a temporary problem in matching orders to inventory, and poor weather conditions resulted in lower than anticipated in-season orders.
The Company is developing an alternative process to match orders and is currently working on correcting the system problem.

     In May 1998, the Company extended its business loan agreement with Bank of America through March 1, 2000. The agreement provides a revolving line of credit of $20,000,000. Interest is charged at the bank's reference (prime) rate, minus one-half of a percentage point. The loan agreement contains certain financial covenants that include a requirement for the Company to maintain, as defined, a minimum tangible net worth and a minimum ratio of cash and accounts receivable to current liabilities. The Bank amended the agreement on May 29, 1998 to permit the Company to acquire, for value, shares of the Company's capital stock in an amount not to exceed $7,500,000 during the term of the agreement. The line of credit may also be used to finance up to $12,000,000 in commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $4,163,000 at October 31, 1998 and $2,844,000 at December 31, 1998. Additionally, the agreement allows the Company to enter into spot and forward foreign exchange contracts. (See
Note 1, Foreign Currency.) At October 31, 1998, the Company had no loan outstanding with the bank. At December 31, 1998, the loan balance outstanding was $900,000.

     During fiscal 1998, the Company invested $2,430,000 in personal property and equipment, including capital leases, primarily for computer equipment, embroidery machines, fixtures and fittings and leasehold improvements. For fiscal 1999, the Company's management anticipates spending approximately $2,200,000 primarily for upgrades of computer systems and equipment, new embroidery machines and systems, and leasehold improvements. Management intends to finance the purchase of its capital equipment from its own cash resources, but may use leases or equipment financing agreements if appropriate.

     The Company's long-term debt on October 31, 1998, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 & 2793 Loker Avenue West, Carlsbad, California, which had a balance outstanding of $2,676,000 notes payable on equipment purchases totaling $1,590,000 and capitalized leases with principal sum liabilities of $119,000.

     During fiscal 1998, share capital and additional paid in capital increased by $7,983,000. In the year, options for 1,327,000 shares of common stock were exercised in exchange for cash and tax benefits of $13,199,000; the Company repurchased 677,000 shares of its common stock for $5,216,000. A note receivable for $850,000, issued in fiscal year 1997 for the exercise of options to purchase shares of the Company's common stock, was paid in full during the first quarter of fiscal 1998.

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

CURRENCY FLUCTUATIONS

     Ashworth U.K. Ltd., a wholly-owned subsidiary in England, maintains its books of account in British pounds. For consolidation purposes, the assets and liabilities of Ashworth U.K. Ltd. are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and this amount is reported in the stockholders' equity section of the balance sheet.

     Ashworth U.K. Ltd. sells Ashworth products to other countries in the European Union, largely with sales denominated in the currencies of those other countries. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain which is reported in earnings. The Company has considered the impact of the Euro conversion to its business and does not believe that it will have a material impact on its future results from operations or its financial condition. (See Note 1, Foreign Currency.)

     All export sales by Ashworth, Inc. are U.S. Dollar denominated and ordinarily there is no transaction adjustment for currency exchange rate for the Company. However, with respect to export sales to Ashworth U.K. Ltd., that subsidiary is at risk on its indebtedness to Ashworth, Inc. The subsidiary maintains its account with Ashworth, Inc., in British pounds, but owes Ashworth, Inc. in U.S. Dollars. At the end of every accounting period, the debt is adjusted to pounds by multiplying the indebtedness by the closing dollar/pound exchange rate to ensure that the account has sufficient pounds to meet its dollar obligation. This remeasurement is either income or an expense in the subsidiary's financial statement. When the financial statement of Ashworth U.K. Ltd. is consolidated with the financial statement of the parent company, the gain or loss on transactions, relating to the long-term portion of the inter company indebtedness, is eliminated from the income statement and appears in the Stockholders' Equity section of the consolidated balance sheet under "Cumulative translation adjustment".

     The Company is purchasing increasing quantities of its products from offshore manufacturers. All of these purchases were U.S. Dollar denominated, or in British pounds for the Ashworth subsidiary in England and, consequently, there was no foreign currency exchange risk.

INFLATION

     Management believes that inflation has not had a material effect on the Company's results of operations during the three most recent fiscal years.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. This Statement sets standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purposes financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending October 31, 1999.

     In June 1997, the FASB issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending October 31, 1999.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 is effective for the Company's fiscal year ending October 31, 2000 and is not expected to have a material effect on the Company's financial position or results of operations.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company entered into eight foreign exchange contracts with its bank during fiscal 1997 to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. These contracts provided that the Company would sell the bank pounds for a specified number of U.S. dollars. Four contracts were for 300,000 pounds, three were for 100,000 pounds and one was for 200,000 pounds. The Company has entered into four similar contracts for 350,000 pounds each for fiscal 1999 and will add to these during the year. The Company will also arrange foreign exchange contracts for its Canadian division in fiscal 1999. Additionally, Ashworth U.K. Ltd. entered into similar contracts with the National Westminster Bank, in England, to hedge against currency fluctuations between the pound and other European currencies during fiscal 1998, and will do the same in fiscal 1999. These contracts have maturity dates that do not normally exceed 12 months. As of October 31, 1998, the Company had outstanding the following material purchased foreign currency forward exchange contracts (in thousands, except average contract rate):

                                                    Contract         Weighted-Average          Unrealized
                                                     Amount           Rate Against             Gain (loss)
Foreign Currency Forward Contracts                US $ Equivalent       Sterling             US $ Equivalent
--------------------------------------------------------------------------------------------------------------
British Pounds Sterling                              $2,321.7               1.658                  $5.8
Portuguese Escudos                                      390.4             296.013                  (9.6)
Spanish Pesetas                                         256.7             244.219                  (5.5)
Danish Krone                                            329.2              10.891                  (6.3)
French Francs                                           488.3               9.556                  (8.0)
Deutsche Marks                                        1,074.7               2.855                 (19.2)
Irish Punts                                             294.0               1.150                  (5.6)
Swedish Krona                                           160.7              12.750                   2.4
                                                     --------                                    ------
                                                     $5,315.7                                    ($46.0)
                                                     ========                                    ======

     The British Pounds Sterling contracts are for the sale of British Pounds Sterling in exchange for U.S. Dollars. The remaining contracts are for the sale of the listed foreign currency in exchange for British Pounds Sterling.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements with respect to the Company are submitted herewith:

     1.  Independent auditors' reports, pages F-1 and F-2.
     2.  Consolidated Balance Sheets October 31, 1998 and 1997, pages F-3 and
         F-4.
     3. Consolidated Statements of Income for the years ended October 31, 1998, 1997 and 1996, page F-5.
     4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998, 1997 and 1996, page F-6.
     5. Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1997 and 1996, page F-7.
     6.  Notes to Consolidated Financial Statements, pages F-8 through F-21.
     7. Independent auditors' reports on Supplementary Schedule, pages F-22 and F-23.
     8.  Supplementary Schedule, page F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                 PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended October 31, 1998.

ITEM 11  EXECUTIVE COMPENSATION.

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended October 31, 1998.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended October 31, 1998.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended October 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

   1. Financial Statements

      Independent auditors' reports
      Consolidated Balance Sheets - October 31, 1998 and 1997
      Consolidated Statements of Income for the years ended October 31, 1998, 1997 and 1996
      Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998, 1997 and 1996
      Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1997 and 1996
      Notes to Consolidated Financial Statements - October 31, 1998, 1997 and
      1996

   2. Financial Statement Schedule

      Independent auditors' reports on supplementary schedule
      Schedule II - Valuation and Qualifying Accounts

   3. Exhibits.

      See Item (c)  below.

(b) Report on Form 8-K
    The Company filed a report on Form 8-K dated September 23, 1998 reporting that the board of directors of the Company had adopted a stockholder rights plan.

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

4(a) Specimen certificate for Common Stock, par value $.001, of the Registrant (filed as Exhibit 4(a) to Registrant's Registration Statement dated November 4, 1987 (File No.33-16714-D)) and incorporated herein by reference).

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

4(d) Rights Agreement dated as of October 6, 1998 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit
         99.1 to Registrant's Form 8-A of Registration Statement filed on October 9, 1998, (File No. 001-14547) and incorporated herein by reference).

10(a)* Executive Employment Agreement effective January 1, 1995 by and between Ashworth, Inc. and Gerald W. Montiel.

10(b)* Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel.

10(c)* Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel.

10(d) Promotion Agreement effective June 1, 1998 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc.

10(r)(2) Business Loan Agreement dated May 29, 1998, between the Registrant and
         Bank of America, expiring March 1, 2000. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $20,000,000 (filed as Exhibit 10(r)(2) to Registrant's Form 10-Q for the quarter ended April 30, 1998 (File No. 0-18553) and incorporated herein by reference).

10(r)(3) Foreign Exchange Agreement dated May 29, 1998, between the Registrant and Bank of America, expiring March 1, 2000. Under the agreement, the Bank provides the Company with a spot and forward foreign exchange contract up to a maximum of $5,000,000 (filed as Exhibit 10(r)(2) to Registrant's Form 10-Q for the quarter ended April 30, 1998 (File
         No. 0-18553) and incorporated herein by reference).

21       Subsidiaries of the Registrant

23       Consent of KPMG LLP
23.1     Consent of Arthur Andersen LLP

27       Financial Data Schedule
27.1     Restated Financial Data Schedule for fiscal year 1997

* Compensation plan, contract or agreement required to be filed as an Exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                          Independent Auditors' Report


To the Stockholders of
Ashworth, Inc.:

We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             KPMG  LLP


San Diego, California
December 14, 1998, except for the ninth
 paragraph of Note 8, as to which the
 date is January 27, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Stockholders of
Ashworth, Inc. and subsidiaries:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of ASHWORTH, INC., (a Delaware corporation) and subsidiaries for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ashworth, Inc. and subsidiaries for the year ended October 31, 1996 in conformity with generally accepted accounting principles.



                                      ARTHUR ANDERSEN LLP


Orange County, California
December 13, 1996

                        ASHWORTH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 1998 and 1997

                               ASSETS                                             1998             1997
                                                                            --------------     ---------------

Current assets:
  Cash and cash equivalents                                                 $  4,763,000        $  3,787,000
  Accounts receivable - trade, net of allowance for doubtful accounts
    of $1,039,000 and $648,000 in 1998 and 1997, respectively                 19,924,000          11,971,000
  Accounts receivable -- other                                                   459,000             735,000
  Inventories                                                                 35,288,000          33,645,000
  Income tax receivable                                                        1,149,000           1,522,000
  Other current assets                                                         3,160,000           2,089,000
  Deferred income tax asset                                                    1,486,000           1,218,000
                                                                            --------------      --------------
          Total current assets                                                66,229,000          54,967,000
                                                                            --------------      --------------
  Property, plant and equipment, at cost:
    Land                                                                       1,200,000           1,200,000
    Buildings and improvements                                                 2,809,000           2,738,000
    Production equipment                                                       9,180,000           8,921,000
    Furniture and equipment                                                    9,298,000           7,460,000
    Leasehold improvements                                                     1,652,000           1,500,000
                                                                            --------------      --------------
                                                                              24,139,000          21,819,000
Less accumulated depreciation and amortization                               (11,823,000)         (9,729,000)
                                                                            --------------      --------------
                                                                              12,316,000          12,090,000
Other assets                                                                   3,089,000           1,760,000
                                                                            --------------      --------------
                                                                            $ 81,634,000        $ 68,817,000
                                                                            ==============      ==============

                                                                     (Continued)

                        ASHWORTH, INC. AND SUBSIDIARIES

                           October 31, 1998 and 1997

             LIABILITIES AND STOCKHOLDERS' EQUITY                       1998               1997
                                                                   -------------       --------------
Current liabilities:
  Current portion of long-term debt                                $   940,000         $  1,114,000
  Accounts payable                                                   6,260,000            6,146,000
  Accrued liabilities:
    Salaries and commissions                                         1,596,000              979,000
    Other                                                            1,118,000            1,900,000
                                                                  --------------       --------------
          Total current liabilities                                  9,914,000           10,139,000
                                                                  --------------       --------------

Long-term debt, net of current portion                               3,445,000            4,336,000
Deferred income tax liability                                          738,000              676,000
Other long-term liabilities                                            432,000              665,000

Stockholders' equity:
  Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 14,080,000 and 13,430,000 shares
    in 1998 and 1997, respectively                                      14,000               13,000
  Capital in excess of par value                                    42,259,000           34,277,000
  Retained earnings                                                 24,827,000           19,527,000
  Deferred compensation                                                 (8,000)             (59,000)
  Note receivable from stockholder                                           -             (850,000)
  Cumulative translation adjustment                                     13,000               93,000
                                                                  --------------       --------------
                                                                    67,105,000           53,001,000
Commitments and contingencies                                     --------------       --------------
                                                                  $ 81,634,000         $ 68,817,000
                                                                  ==============       ==============


         See accompanying notes to consolidated financial statements.

                        ASHWORTH, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

              For the years ended October 31, 1998, 1997 and 1996

                                                        1998                   1997                  1996
                                                  -----------------     -----------------    -----------------
Net sales                                         $  107,341,000        $   89,148,000       $   75,413,000
Cost of goods sold                                    66,719,000            55,045,000           48,018,000
                                                  -----------------     -----------------    -----------------
          Gross profit                                40,622,000            34,103,000           27,395,000

Selling, general and administrative expenses          31,691,000            25,282,000           24,087,000
                                                  -----------------     -----------------    -----------------
          Income from operations                       8,931,000             8,821,000            3,308,000
                                                  -----------------     -----------------    -----------------
Other income (expense):
  Interest income                                        152,000                67,000               35,000
  Interest expense                                      (451,000)             (606,000)          (1,152,000)
  Net foreign currency exchange gain (loss)               45,000              (400,000)             131,000
  Other income (expense), net                             13,000               (13,000)              38,000
                                                  -----------------     -----------------    -----------------
                                                        (241,000)             (952,000)            (948,000)
                                                  -----------------     -----------------    -----------------
Income before provision for income taxes               8,690,000             7,869,000            2,360,000
Provision for income taxes                             3,390,000             3,042,000              957,000
                                                  -----------------     -----------------    -----------------
          Net income                              $    5,300,000        $    4,827,000       $    1,403,000
                                                  =================     =================    =================
Net income per share:
  Basic                                                      .37                   .39                  .12
  Diluted                                                    .36                   .38                  .12

Weighted-average common shares and
  equivalents outstanding:
     Basic                                            14,185,000            12,403,000           12,026,000
     Diluted                                          14,805,000            12,564,000           12,078,000

         See accompanying notes to consolidated financial statements.

                        ASHWORTH, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

              For the years ended October 31, 1998, 1997 and 1996
              ---------------------------------------------------

                                                                                         Note
                        Common stock        Capital in                                Receivable    Cumulative
                                             excess of     Retained       Deferred       from       Translation
                     Shares       Amount     par value     Earnings     compensation  Stockholder    Adjustment     Total
                     -------      -------   ----------    ----------    ------------  ----------    -----------   ----------
BALANCE,
OCTOBER 31, 1995     11,902,000   $12,000   $23,243,000   $13,297,000   $ (161,000)    $      --     $      --     $36,391,000
Options exercised,
 including stock
 option tax benefit     261,000        --       975,000            --           --            --            --         975,000
Amortization of
 deferred
 compensation                --        --            --            --       51,000            --            --          51,000
Net income                   --        --            --     1,403,000           --            --            --       1,403,000
Translation
 adjustment                  --        --            --            --           --            --        47,000          47,000
                     ----------   -------   -----------   -----------    ---------    ----------     ---------     -----------
BALANCE,
OCTOBER 31, 1996     12,163,000    12,000    24,218,000    14,700,000     (110,000)           --        47,000      38,867,000
Options
 exercised,
 including stock
 option tax benefit   1,267,000     1,000    10,059,000            --           --            --            --      10,060,000
Amortization of
 deferred compensation       --        --            --            --       51,000            --            --          51,000
Net income                   --        --            --     4,827,000           --            --            --       4,827,000
Note receivable
 from stockholder            --        --            --            --           --      (850,000)           --        (850,000)
Translation
 adjustment                  --        --            --            --           --            --        46,000          46,000
                     ----------   -------   -----------   -----------   ----------    ----------     ---------     -----------
BALANCE,
OCTOBER 31, 1997     13,430,000    13,000    34,277,000    19,527,000      (59,000)     (850,000)       93,000      53,001,000
Options exercised,
 including stock
 option tax benefit   1,327,000     2,000    13,197,000            --           --            --            --      13,199,000
Treasury stock
 acquired and retired  (677,000)   (1,000)   (5,215,000)           --           --            --            --      (5,216,000)
Amortization of
 deferred
  compensation               --         --           --            --       51,000            --            --          51,000
Net income                   --         --           --     5,300,000           --            --            --       5,300,000
Note receivable
 from stockholder            --         --           --            --           --       850,000            --         850,000
Translation
 adjustment                  --         --           --            --           --            --       (80,000)        (80,000)
                     ----------   --------  -----------   -----------   ----------    ----------     ---------     -----------
BALANCE,
OCTOBER 31, 1998     14,080,000   $ 14,000  $42,259,000   $24,827,000   $   (8,000)   $       --     $  13,000     $67,105,000
                     ==========   ========  ===========   ===========   ==========    ==========     =========     ===========

See accompanying notes to consolidated financial statements.

                        ASHWORTH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended October 31, 1998, 1997 and 1996

                                                                          1998               1997                1996
                                                                    ---------------     ---------------     ---------------
Cash flows from operating activities:
 Net income                                                           $ 5,300,000         $ 4,827,000         $ 1,403,000
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Amortization of deferred compensation                                   51,000              51,000              51,000
   Depreciation and amortization                                        2,215,000           2,142,000           2,303,000
   (Gain) loss on disposal of property, plant and equipment                (2,000)             39,000              17,000
   Deferred income tax provision (benefit)                               (206,000)            627,000              20,000
   Compensation related to grant of stock options                              --             323,000                  --
   Provision for doubtful accounts and sales returns                      608,000             323,000              64,000
   Decrease (increase) in accounts receivable                          (8,285,000)         (3,316,000)          1,397,000
   Decrease (increase) in inventories                                  (1,643,000)         (8,916,000)          3,117,000
   Decrease (increase) in income tax receivable                           373,000             247,000            (529,000)
   Increase in other current assets                                    (1,071,000)           (274,000)           (164,000)
   Increase in other assets                                            (1,340,000)           (796,000)            (88,000)
   Increase in accounts payable                                           114,000             177,000             104,000
   Increase (decrease) in accrued liabilities                            (165,000)            208,000             772,000
   Increase (decrease) in other long-term liabilities                    (233,000)            665,000                  --
                                                                    ---------------     ---------------     ---------------
         Net cash provided by (used in) operating activities           (4,284,000)         (3,673,000)          8,467,000
                                                                    ---------------     ---------------     ---------------
Cash flows from investing activities:
 Net purchases of property, plant and equipment                        (2,365,000)         (1,980,000)         (2,547,000)
 Proceeds from sale of property, plant and equipment                        2,000              21,000               2,000
                                                                    ---------------     ---------------     ---------------
         Net cash used in investing activities                         (2,363,000)         (1,959,000)         (2,545,000)
                                                                    ---------------     ---------------     ---------------
Cash flows from financing activities:
 Principal payments on capital lease obligations                         (189,000)           (415,000)           (668,000)
 Borrowings on line of credit                                           3,025,000          16,355,000          21,755,000
 Payments on line of credit                                            (3,025,000)        (16,355,000)        (28,425,000)
 Borrowings on notes payable and long-term debt                                --                  --           1,930,000
 Principal payments on notes payable and long-term debt                  (941,000)         (1,053,000)         (1,196,000)
 Proceeds from exercise of stock options                               13,199,000           8,887,000             976,000
 Treasury stock acquired                                               (5,216,000)                 --                  --
 Repayment of note receivable issued to stockholder for common stock      850,000                  --                  --
                                                                    ---------------     ---------------     ---------------
         Net cash provided by (used in) financing activities            7,703,000           7,419,000          (5,628,000)
                                                                    ---------------     ---------------     ---------------
Effect of exchange rate changes on cash                                   (80,000)             46,000              47,000

Net increase in cash and cash equivalents                                 976,000           1,833,000             341,000
Cash and cash equivalents, beginning of year                            3,787,000           1,954,000           1,613,000
                                                                    ---------------     ---------------     ---------------
Cash and cash equivalents, end of year                              $   4,763,000       $   3,787,000       $   1,954,000
                                                                    ===============     ===============     ===============
Supplemental disclosure of cash flow information:
 Interest paid                                                      $     451,000       $     606,000       $   1,152,000
 Income taxes paid                                                        395,000           2,167,000           1,038,000

Supplemental disclosures of noncash transactions:
 Capital lease equipment acquired and related capital lease obligations    65,000              99,000                  --
 Note receivable issued to stockholder for common stock                        --             850,000                  --


See accompanying notes to consolidated financial statements.

                        ASHWORTH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996


(1)  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Ashworth, Inc. (the "Company"), based in Carlsbad, California was incorporated in Delaware on March 19, 1987. It changed its corporate name from Charter Golf, Inc. to Ashworth, Inc. on April 6, 1994. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. The Ashworth products have been retailed in golf pro shops, resorts, at better department and specialty retail stores, and in selected international markets.

     The Company has wholly-owned subsidiaries which own and operate the ten company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. A division was opened on November 1, 1998 to distribute the Company's products in Canada. Ashworth, Inc. and its wholly-owned subsidiary, Ashworth U.K., Ltd., were partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention until September 1, 1998 when the partnership was dissolved.

     The Company and the Company's subsidiaries had aggregate foreign sales in Europe, Canada, Taiwan, Singapore, United Arab Emirates, Guam, Japan, South Africa, Hong Kong and others of approximately $17,952,000, $19,019,000 and $19,368,000 in the years ended October 31, 1998, 1997 and 1996, respectively. The Company's wholly-owned United Kingdom subsidiary had sales of $10,637,000, $9,091,000 and $6,481,000 and operating income/(loss)
     of ($458,000), $382,000 and ($167,000) in the years ended October 31, 1998,
     1997 and 1996, respectively. Ashworth U.K., Ltd. had identifiable assets of $2,931,000 and $2,920,000 as of October 31, 1998 and 1997, respectively.


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


     INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

                        ASHWORTH, INC. AND SUBSIDIARIES

     Below is a summary of the components of inventory at October 31, 1998 and 1997:

                                               1998                1997
                                           -----------        -----------
                Raw materials              $ 4,221,000        $ 5,055,000
                Work in process              1,949,000          3,664,000
                Finished products           29,118,000         24,926,000
                                           -----------        -----------
                                           $35,288,000        $33,645,000
                                           ===========        ===========


     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost.

     Depreciation and amortization have been provided using straight-line and accelerated methods over the following estimated useful lives:

                Buildings and improvements            20 to 30 years
                Production equipment                   5 to 12 years
                Furniture and equipment                5 to 7 years
                Leasehold improvements                Shorter of life of lease
                                                       or useful life

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


     ADVERTISING EXPENSES

     Advertising costs, which consist primarily of product advertising costs, are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 1998, 1997 and 1996 were $1,512,000, $559,000 and $435,000, respectively.


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

                        ASHWORTH, INC. AND SUBSIDIARIES

     NET INCOME PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") in fiscal year 1998. SFAS No. 128 simplifies the computation of earnings per share (EPS) previously required in Accounting Principles Board ("APB") Opinion No. 15, Earnings Per Share, by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS No. 128, basic EPS is calculated by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. Earnings per share for prior periods have been restated in accordance with SFAS No. 128. (See Note 7, "Net Income Per Share" for computation of EPS.)


     STOCK OPTION PLAN

     Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. (See Note 6, Stockholders' Equity.)


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


     FOREIGN CURRENCY

     The Company's primary functional currency is the U.S. Dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders'

                        ASHWORTH, INC. AND SUBSIDIARIES
     equity and have not been material prior to October 31, 1996. The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of October 31, 1998 the Company had outstanding foreign currency forward exchange contracts with a notational value of approximately $5.3 million dollars and had an unrealized loss of $46,000.


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


(2)  LEASES

     During the years ended October 31, 1998, 1997 and 1996, the Company acquired $65,000, $99,000 and $0, respectively, of various equipment under capital leases.

     At October 31, 1998 and 1997, the accompanying consolidated balance sheets include the following equipment under capital leases:

                                            1998                    1997
                                         ----------             ----------
        Production equipment             $  267,000             $  863,000
        Furniture and equipment             278,000                277,000
                                         ----------             ----------
                                            545,000              1,140,000
        Less accumulated amortization      (391,000)              (561,000)
                                         ----------             ----------
                                         $  154,000             $  579,000
                                         ==========             ==========


     Amortization of assets held under capital leases is included with depreciation expense.

                        ASHWORTH, INC. AND SUBSIDIARIES

     The Company also leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense for the years ended October 31, 1998, 1997 and 1996 was $1,771,000, $1,467,000 and $1,289,000,
     respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 1998 are:


                                                   CAPITAL        OPERATING
           YEAR ENDING OCTOBER 31,                 LEASES           LEASES
           -----------------------               ----------      ------------
                   1999                          $   62,000      $  1,260,000
                   2000                              38,000         1,000,000
                   2001                              15,000           558,000
                   2002                              15,000           511,000
                   2003                              10,000           505,000
                   Thereafter                            --         1,663,000
                                                 ----------      ------------
           Total minimum lease payments             140,000      $  5,497,000
                                                                 ============
           Less amount representing interest
             (at rates ranging from 5.37%
             to 10.99%)                             (21,000)
                                                 ----------
           Present value of future minimum
              capital lease payments (Note 4)    $  119,000
                                                 ==========


(3)  LINE OF CREDIT AGREEMENT

     The Company has a $20 million working capital line of credit agreement with a bank, which expires on March 1, 2000 and is collateralized by substantially all assets of the Company. The interest rate on borrowings is 0.5% below the bank's reference rate, which was 8.0% at October 31, 1998. The line of credit agreement requires the payment of a commitment fee of approximately 0.25% of the unused portion. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio, and a minimum ratio of cash and accounts receivable to current liabilities. The line of credit agreement also limits the purchase of capital equipment and requires the Company not to incur a net loss in any two consecutive quarters. At October 31, 1998, no borrowings were outstanding on this line of credit. The line of credit also provides for a maximum of $12 million in commercial letters of credit and standby letters of credit, of which $4.2 million were outstanding at October 31, 1998. The total amount of unused revolving credit available to the Company at October 31, 1998 was $15.8 million.

                        ASHWORTH, INC. AND SUBSIDIARIES

(4)  LONG-TERM DEBT

     Amounts outstanding under long-term debt agreements at October 31, 1998 and 1997 consist of the following:

                                                          1998          1997
                                                       ----------   -----------
         Installment notes bearing interest ranging
           from 7.3% to 8.7%, with due dates through
           February 2001, collateralized by various
           equipment                                   $1,590,000    $2,502,000


         Note payable to a bank, bearing interest at
           8.0%, payable in monthly principal and
           interest payments of $20,545 through
           November 2000 with a balloon payment of
           approximately $2.6 million payable on
           November 30, 2000, collateralized by
           land and buildings                           2,676,000     2,705,000


         Capital lease obligations (Note 2)               119,000       243,000
                                                       ----------   -----------
                                                        4,385,000     5,450,000
         Less current portion                            (940,000)   (1,114,000)
                                                       ----------   -----------

         Long-term debt                                $3,445,000   $ 4,336,000
                                                       ----------   -----------


     Future maturities of long-term debt at October 31, 1998 are as follows:


             YEAR ENDED OCTOBER 31,
             ----------------------
                    1999                            $  940,000
                    2000                               681,000
                    2001                             2,742,000
                    2002                                13,000
                    2003                                 9,000
                                                    ----------
                                                    $4,385,000
                                                    ==========

(5)  EMPLOYEES' 401(K) PLAN

     The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company's expense for the years ended October 31, 1998, 1997 and 1996, was $144,000, $142,000 and $107,000, respectively.

                        ASHWORTH, INC. AND SUBSIDIARIES

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

     In November 1992, the Company adopted a Founders' nonqualified stock option plan (the "Founders' Plan") to provide a means for recognizing and rewarding officers, directors, consultants and advisors of the Company who have played a substantial role in the founding or early development of the Company. The Founders' Plan is administered by a committee of directors appointed by the Board of Directors, which is presently comprised of three of the Company's outside directors. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted under the Plan, which shares have been registered pursuant to the Securities Act.


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

     The plans described above provide for an aggregate reservation of 9,700,000 shares of common stock for issuance upon the exercise of granted options. As of October 31, 1998, the Company had 2,403,000 options outstanding under the above plans to purchase common stock at prices ranging from $5.00 to $16.94 with expiration dates between November 1998 and December 2006. At October 31, 1998, a total of 2,552,000 options remained available for grant.

                        ASHWORTH, INC. AND SUBSIDIARIES

     The following is a summary of stock option activity for the three fiscal years ended October 31, 1998:

                                                                  OPTION EXERCISE
                                                                  PRICE PER SHARE
                                                           -----------------------------
                                                                               WEIGHTED-
                                              SHARES            RANGE           AVERAGE
                                            ----------     ---------------     ---------
         Balance at October 31, 1995         3,347,000     $2.25 -- $12.50       $8.34
         Granted                             2,307,000      5.00 --   7.50        6.10
         Exercised                            (261,000)     2.25 --   6.00        2.51
         Canceled                           (1,059,000)     5.50 --  12.50        9.69
                                            ----------     ---------------       -----
         Balance at October 31, 1996         4,334,000      4.50 --  11.63        7.20
         Granted                               529,000      5.50 --  11.00        6.58
         Exercised                          (1,267,000)     4.50 --   8.50        6.19
         Canceled                             (296,000)     4.50 --  11.63        7.97
                                            ----------     ---------------       -----
         Balance at October 31, 1997         3,300,000      4.50 --  11.00        7.43
         Granted                               557,000      9.94 --  16.94       11.54
         Exercised                          (1,327,000)     4.50 --  11.00        7.05
         Canceled                             (127,000)     6.50 --  11.13        8.60
                                            ----------     ---------------       -----
         Balance at October 31, 1998         2,403,000     $5.00 -- $16.94       $8.52
                                            ==========     ===============       =====

     The following is a summary of stock options outstanding at October 31, 1998:

                                              OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                 -------------------------------------------------        -----------------------------
                                                     WEIGHTED-
                                                     AVERAGE             WEIGHTED-                           WEIGHTED-
                                                    REMAINING            AVERAGE                             AVERAGE
        RANGE OF EXERCISE          NUMBER          CONTRACTUAL           EXERCISE            NUMBER          EXERCISE
             PRICES              OUTSTANDING          LIFE                PRICE           EXERCISABLE          PRICE
        -----------------        -----------       ------------          ---------        -----------        --------
        $5.00 --   7.00             941,000            5.3                $ 6.31             631,000          $ 6.39
         7.50 --  11.00           1,281,000            3.5                  9.33             967,000            9.05
        11.50 --  16.94             181,000            6.8                 13.76             150,000           13.75
                                  ---------            ---                ------           ---------          ------
                                  2,403,000            4.4                $ 8.52           1,748,000          $ 8.49
                                  =========            ===                ======           =========          ======



     At October 31, 1998, 1997 and 1996, the number of options exercisable were 1,748,000, 2,376,000 and 3,212,000, respectively, and the weighted-average exercise price of those options were $8.49, $7.72 and $7.42, respectively.

     Effective fiscal year 1997, the Company adopted the disclosure requirements of SFAS No. 123. As permitted under this Statement, the Company will continue to measure stock-based compensation cost using the current "intrinsic" accounting method under APB Opinion No. 25.

                        ASHWORTH, INC. AND SUBSIDIARIES

     For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 5.41% to 5.94% in 1998, 5.55% to 6.65% in 1997 and 5.08%
     to 6.83% in 1996; expected volatility of 56.4% to 57.5% in 1998 and 44.2% to 46.6% in 1997 and 1996; and expected life of 5 to 8 years in 1998 and 1 to 7 years in 1997 and 1996. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero. The weighted-average fair value of options granted was $7.60 in 1998, $3.00 in 1997 and $2.52 in 1996. Had compensation cost for the Company's employee-based stock option plans been determined consistent with SFAS No. 123, the Company would have recorded net income of $2,501,000 or $0.17 per diluted share in 1998 and net income of $3,246,000 or $0.26 per diluted share in 1997 and a loss of ($861,000) or ($0.07) per share, in 1996. These pro forma calculations only include the effects of 1998, 1997 and 1996 grants. As such, the impacts may not be representative of the effects on reported net income in future years.


     COMMON STOCK FOR SERVICES

     In January 1993, the Company entered into an agreement with a PGA professional to endorse the Company's product from January 1, 1993 through December 31, 1998 calling for issuance to the PGA professional of 7,000 shares of the Company's common stock at the end of each year under the agreement. If the market value of the 7,000 shares of common stock does not reach and maintain at least $14.29 per share for at least five days during each agreement year, the PGA professional will be entitled to receive cash per share equal to the difference between $14.29 and the highest closing market price of the Company's common stock for any five days for that year. The Company incurred approximately $0, $27,000 and $48,000 in charges related to the difference in stock prices in 1998, 1997 and 1996, respectively.


     DEFERRED COMPENSATION

     During fiscal 1993, common stock was issued to a golf professional for future services to the Company for a total value of $305,000. The service arrangements cover a six-year period and the value of the stock is being amortized over this period. The unamortized portion of the stock is reported as a reduction in stockholders' equity and the remainder will be amortized to operating expenses in fiscal 1999.

                        ASHWORTH, INC. AND SUBSIDIARIES

(7)  NET INCOME PER SHARE

     In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                       YEAR ENDED OCTOBER 31,
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
     NUMERATOR:
     Net Income  -
     Numerator for basic and diluted earnings
     per share--income available to common shareholders       $ 5,300,000   $ 4,827,000   $ 1,403,000
                                                              ===========   ===========   ===========
     DENOMINATOR:
     Denominator for basic earnings per share
     - weighted average shares                                 14,185,000    12,403,000    12,026,000

     Effect of dilutive securities
     - employee stock options                                     620,000       161,000        52,000
                                                              -----------   -----------   -----------

     Denominator for diluted earnings per share
     - adjusted weighted average shares and
       assumed conversions                                     14,805,000    12,564,000    12,078,000
                                                              ===========   ===========   ===========



     The diluted weighted average shares outstanding computation excludes 226,000, 1,333,000, and 2,601,000 anti-dilutive shares in 1998, 1997 and
     1996, respectively.


(8)  COMMITMENTS AND CONTINGENCIES

     PROMOTIONAL AGREEMENTS WITH PGA PROFESSIONALS AND A TELEVISION PERSONALITY

     The Company had promotional agreements with several PGA professionals (including Fred Couples, a significant stockholder of the Company), all of which are related parties, Jim Nantz, a television personality and member of the Company's board of directors, also a related party and a management company. Under the terms of these agreements, the Company is obligated to pay cash compensation and to issue options (at fair market value) to purchase shares of the Company's common stock. During 1998 the majority of these agreements were modified to reflect the individuals' current status as employees.

     The aggregate annual cash compensation recognized under these agreements in fiscal year 1998, 1997 and 1996 was $760,000, $803,000 and $803,000,
     respectively, of which in 1998, $699,000 of the $760,000 was paid to the related parties. Future minimum commitments under these agreements are $765,000 payable in 1999, $783,000 payable in 2000, $736,000 payable in
     2001, $657,000 payable in the years 2002 through 2010 and $548,000 payable in 2011 to the related party, and $30,000 payable in 1999 through 2000 and $18,000 payable in 2001 to others.

     The Company issued 261,000 options in 1997 under these agreements at prices ranging from $5.13 to $9.88 per share. The Company recognized $323,000 of compensation expense related to the grant of these stock options in 1997 using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of these stock options granted during 1997 was $3.38 on the date of grant. The following weighted-average assumptions used for the grant of these stock options were: risk-free interest rates of 5.55% to 6.65%; expected volatility of 44.2% to 46.4%; and

                        ASHWORTH, INC. AND SUBSIDIARIES
     expected life of 1 to 6 years; and no expected dividend yield. The number of options granted to purchase shares of the Company's common stock will vest as follows: 230,000 in 1999, 224,000 in 2000, 208,000 in 2001 and
     150,000 per year from years 2002 through 2011.

     The majority of these stock options were granted with the understanding that the market value of the Company's common stock will increase to certain predetermined minimum levels during certain time periods, as defined under the various agreements. If the market value of the Company's common stock does not increase to these predetermined minimum levels, the Company is obligated to pay additional cash compensation to these option holders. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $0, $214,000 and $546,000 in charges related to the difference in stock prices in 1998, 1997 and 1996, respectively, of which $0, $0 and $340,000 in 1998, 1997 and 1996, respectively, was paid to a related party.


     EXECUTIVE EMPLOYMENT AGREEMENTS

     In fiscal year 1998, the Company had executive employment agreements with Gerald W. Montiel and Randall L. Herrel, Sr.

     Mr. Montiel resigned as chairman, director and executive employee effective December 31, 1998. Under the terms of the executive employment agreement with Mr. Montiel he could terminate his employment upon 90 days notice to the Company. The executive employment agreement contains a noncompetion provision covering the term of employment and the ten-year post-termination period which provides that, as consideration for Montiel's non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. At the time of his resignation, Mr. Montiel entered into a personal services agreement to provide consulting services to the Company for a maximum of 30 days a year, during the term of the personal services arrangement.

     The agreement with Mr. Herrel provides for a base salary of $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company's financial success and progress. A $50,000 bonus was awarded to Mr. Herrel in 1998, based on the Company's improved earnings per share in fiscal year 1997 and no bonus was paid to him for fiscal year 1998. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

     Effective June 25, 1997, the Company entered into a non-compete agreement with John Ashworth pursuant to the termination of his executive employment, which specifies an initial payment of $263,000 for the first year, and 40% of such amount over the next nine years. The present value of the estimated cash payments to be made is accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset is being amortized using the straight-line method over the ten-year term of the agreement.


     LEGAL PROCEEDINGS

     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of

                        ASHWORTH, INC. AND SUBSIDIARIES
     the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleges that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The Complaint further alleges that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999 and is currently in the process of reviewing it.

     The Company is party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such other claims and litigation cannot presently be ascertained, the Company does not believe that these other matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position or results of operations of the Company.


(9)  RELATED-PARTY TRANSACTIONS

     At October 31, 1996, the Company had a note receivable from a former officer for $50,000. During 1997, the entire balance of the note was collected.

     In September 1997, a stockholder of the Company exercised stock options in exchange for a note receivable of $850,000. The note is secured by the underlying common stock, accrues interest annually at 8%. The entire balance of the note was collected during 1998.

     Starting in 1997, Ashworth, Inc. began using as one of its external sales representatives a company which is owned in part by a related party. Sales commissions paid to that company were approximately $323,000 and $255,000 for the years ended October 31, 1998 and 1997, respectively.

     The Company has promotional agreements with a director and certain stockholders. (See Note 8.)


(10) INCOME TAXES

     The provision for income taxes for the years ended October 31, 1998, 1997 and 1996 is as follows:

                                                    1998                 1997                1996
                                                 ----------           ----------           --------
         Current provision:
            Federal                              $3,000,000           $1,966,000           $697,000
            State                                   596,000              449,000            240,000
                                                 ----------           ----------           --------
               Total                              3,596,000            2,415,000            937,000
                                                 ----------           ----------           --------

         Deferred provision (benefit):
            Federal                                 (98,000)              434,000            17,000
            State                                  (108,000)              193,000             3,000
                                                 ----------           ----------           --------
               Total                               (206,000)              627,000            20,000
                                                 ----------           ----------           --------
                                                 $3,390,000            $3,042,000          $957,000
                                                 ==========            ==========          ========

                        ASHWORTH, INC. AND SUBSIDIARIES

   The components of the Company's deferred income tax benefit and liability as of October 31, 1998 and 1997 are as follows:

                                                                      1998                    1997
                                                                   ----------              ----------
        Current deferred income tax benefit:
         Allowance for doubtful accounts                             $257,000                $176,000
         Inventory reserves                                           704,000                 383,000
         Other nondeductible accruals                                 421,000                 617,000
         Other deductible capitalized costs                           104,000                  42,000
                                                                   ----------              ----------
                                                                   $1,486,000              $1,218,000
                                                                   ==========              ==========
        Long-term deferred income tax liability--depreciation        $738,000                $676,000
                                                                   ==========              ==========

     The Company has recorded a net deferred income tax asset of $748,000 and $542,000 as of October 31, 1998 and 1997, respectively. The realization of this net asset may be dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

     A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:


                                                                  1998                    1997                     1996
                                                               ----------              ----------                --------
     Computed income tax at the expected statutory rate        $2,955,000              $2,675,000                $802,000
     State income tax, net of federal tax benefits                349,000                 411,000                 144,000
     Nondeductible expenses                                       110,000                  33,000                  46,000
     Foreign sales corporation tax benefit                        (30,000)                (48,000)                (54,000)
     Other                                                          6,000                 (29,000)                 19,000
                                                               ----------              ----------                --------
     Income tax provision                                      $3,390,000              $3,042,000                $957,000
                                                               ==========              ==========                ========

                        ASHWORTH, INC. AND SUBSIDIARIES

(11)  RESULTS BY QUARTER (UNAUDITED)

     The unaudited results by quarter for the years ended October 31, 1998 and 1997 are shown below:



                                               FIRST                 SECOND                THIRD                 FOURTH
  YEAR ENDED OCTOBER 31, 1998                  QUARTER               QUARTER              QUARTER                QUARTER
-------------------------------------------  -----------          ------------          ------------          -----------
Net sales                                    $24,026,000           $38,057,000           $25,598,000           $19,660,000
Gross profit                                   9,525,000            16,204,000             9,218,000             5,675,000
Net income (loss)                              1,859,000             4,520,000               782,000            (1,861,000)
Net income (loss) per basic share                    .14                   .32                   .05                  (.13)
Weighted-average basic shares outstanding     13,593,000            14,343,000            14,702,000            14,112,000
Net income (loss) per diluted share                  .13                   .30                   .05                  (.13)
Weighted-average diluted shares outstanding   14,350,000            15,280,000            15,253,000            14,112,000


                                               FIRST                 SECOND                THIRD                 FOURTH
  YEAR ENDED OCTOBER 31, 1997                  QUARTER               QUARTER              QUARTER                QUARTER
-------------------------------------------  -----------          ------------          ------------          -----------
Net sales                                    $19,841,000           $30,618,000           $21,702,000           $16,987,000
Gross profit                                   7,469,000            11,655,000             7,980,000             6,999,000
Net income                                     1,164,000             2,892,000               767,000                 4,000
Net income per basic share                           .10                   .24                   .06                   .00
Weighted-average basic shares outstanding     12,175,000            12,196,000            12,315,000            12,918,000
Net income per diluted share                         .10                   .24                   .06                   .00
Weighted-average diluted shares outstanding   12,191,000            12,267,000            12,968,000            13,679,000

      During the fourth quarter of fiscal year 1998 the Company incurred a net loss of $1,861,000 as compared to a net income of $4,000 in the same period of the prior year. The net loss in the fourth quarter of fiscal year 1998 was primarily attributable to adjustments related to excess prior season inventory, the decision to discontinue the Company's young men's (AGCo label) line, additional investment in sales and marketing programs to increase the Fall/Holiday account base and increased expenditures to market the Company's new women's and corporate divisions.

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders of
Ashworth, Inc.:

Under date of December 14, 1998, except for the ninth paragraph of Note 8, as to which the date is January 27, 1999, we reported on the consolidated balance sheets of Ashworth, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG LLP
San Diego, California
December 14, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Stockholders of
Ashworth, Inc. and subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated statements of income, stockholders' equity and cash flows for the year ended October 31, 1996 included in Ashworth, Inc. and subsidiaries' annual report to shareholders included in this Form 10-K, and have issued our report thereon dated December 13, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP


Orange County, California
December 13, 1996.

                        ASHWORTH, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                                        --------------------------
                                        Balance at      Charged to      Charged to                     Balance
                                         Beginning       Costs and         Other                        at End
Description                               of Year         Expense        Accounts       Deductions     of Year
----------------------                  -----------     ----------     -----------     -----------    ----------
FOR THE YEAR ENDED
OCTOBER 31, 1996:

Allowance for
Doubtful accounts                       $   767,000     $   64,000     $       --      $  351,000     $  480,000
                                        ===========     ==========     ==========      ==========     ==========
FOR THE YEAR ENDED
OCTOBER 31, 1997:

Allowance for
Doubtful accounts                       $   480,000     $  323,000     $       --      $  155,000     $  648,000
                                        ===========     ==========     ==========      ==========     ==========
FOR THE YEAR ENDED
OCTOBER 31, 1998:

Allowance for
Doubtful accounts                       $   648,000     $  608,000     $       --      $  217,000     $1,039,000
                                        ===========     ==========     ==========      ==========     ==========

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASHWORTH, INC
                                 (Registrant)

Date: January 28, 1999           BY: /s/ RANDALL L. HERREL, SR.
                                     --------------------------
                                 Randall L. Herrel, Sr.
                                 Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                     TITLE                         DATE



/s/ RANDALL L. HERREL, SR.     President and                  January 28, 1999
--------------------------     Chief Executive Officer
Randall L. Herrel, Sr.         (Principal Executive Officer)
                               Director


/s/ JOHN NEWMAN                Vice President - Finance,      January 28, 1999
---------------                Treasurer, Chief Financial
John Newman                    Officer (Principal Financial
                               and Accounting Officer)



/s/ JOHN M. HANSON, JR.        Director                       January 28, 1999
-----------------------
John M. Hanson, Jr.


/s/ ANDRE P. GAMBUCCI          Director                       January 28, 1999
---------------------
Andre P. Gambucci


/s/ JAMES W. NANTZ, III        Director                       January 28, 1999
-----------------------
James W. Nantz, III


/s/ STEPHEN BARTOLIN, JR.      Director                       January 28, 1999
-------------------------
Stephen Bartolin, Jr.