Form 10-Q
period 1999-01-31
ASHWORTH INC
filed 1999-03-17
CIK 820774

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1999

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

         Title                 Outstanding at February 25, 1999

$.001 par value Common Stock              14,079,773

                             INDEX

                                                               PAGE

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                  1
          Condensed Consolidated Statements of Operations        2
          Condensed Consolidated Statements of Cash Flows        3
          Notes to condensed consolidated financial statements   4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          6

Part II.  Other Information                                     11

          Signatures                                            13

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                        January 31        October 31
                                           1999               1998
ASSETS                                  (UNAUDITED)
CURRENT ASSETS:

     Cash and cash equivalents          $1,617,000        $4,763,000
     Accounts receivable-trade, net     20,488,000        19,924,000
     Accounts receivable - other           556,000           459,000
     Inventories                        38,673,000        35,288,000
     Income tax refund receivable        1,184,000         1,149,000
     Other current assets                3,311,000         3,160,000
     Deferred income tax asset           1,808,000         1,486,000
     Total current assets               67,637,000        66,229,000

PROPERTY, PLANT AND EQUIPMENT           24,522,000        24,139,000
     Less accumulated depreciation and
      amortization                     (12,370,000)      (11,823,000)
                                        12,152,000        12,316,000

OTHER ASSETS                             3,271,000         3,089,000
                                       $83,060,000       $81,634,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                     $4,100,000         $      --
     Current portion of long-term debt     940,000           940,000
     Accounts payable-trade              4,504,000         6,260,000
     Accrued liabilities                 2,570,000         2,714,000
     Total current liabilities          12,114,000         9,914,000

LONG-TERM DEBT, net of current portion   3,178,000         3,445,000
DEFERRED INCOME TAX LIABILITY              744,000           738,000
OTHER LONG TERM LIABILITIES                439,000           432,000

STOCKHOLDERS' EQUITY:
     Common stock                           14,000            14,000
     Capital in excess of par value     42,259,000        42,259,000
     Retained earnings                  24,340,000        24,827,000
     Deferred compensation                      --            (8,000)
     Accumulated other comprehensive
       income                              (28,000)           13,000
                                        66,585,000        67,105,000
                                       $83,060,000       $81,634,000

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                            Three months ended
                                                 January 31
                                            1999           1998
NET SALES                                $19,662,000     $24,026,000

COST OF GOODS SOLD                        13,421,000      14,501,000
     Gross profit                          6,241,000       9,525,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    6,879,000       6,248,000
     Income (loss) from operations          (638,000)      3,277,000

OTHER INCOME (EXPENSE):
     Interest income                          10,000           6,000
     Interest expense                       (110,000)       (121,000)
     Other income (expense)                  (62,000)        (42,000)
     Total other income (expense)           (162,000)       (157,000)

     Income (loss) before provision
     for income taxes                       (800,000)      3,120,000

PROVISION FOR INCOME TAX EXPENSE
    (BENEFIT)                               (313,000)      1,261,000

     Net income (loss)                     ($487,000)     $1,859,000

NET INCOME (LOSS) PER SHARE
Basic:
     Weighted average shares outstanding  14,080,000      13,593,000
     Net earnings (loss) per share            ($0.03)          $0.14

Diluted:
     Weighted average shares outstanding  14,080,000      14,350,000
     Net earnings (loss) per share            ($0.03)          $0.13

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Three months ended
                                                       January 31
                                                  1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities         ($6,553,000)    ($6,244,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment             (385,000)       (449,000)

Net cash used in investing activities            (385,000)       (449,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital
       lease obligations                          (25,000)        (73,000)
     Borrowing on line of credit                6,725,000       3,025,000
     Payments on line of credit                (2,625,000)     (3,025,000)
     Principal payments on notes
       payable and long-term debt                (242,000)       (281,000)
     Proceeds from issuance of common
       stock                                           --       4,851,000
     Repayment of loan by Stockholder                  --         850,000

 Net cash provided by financing
     activities                                 3,833,000       5,347,000


Effect of exchange rate changes on cash           (41,000)       (109,000)

NET DECREASE IN CASH AND
CASH EQUIVALENTS                               (3,146,000)     (1,455,000)

CASH AND CASH EQUIVALENTS,
     beginning of period                        4,763,000       3,787,000

CASH AND CASH EQUIVALENTS, end of period       $1,617,000      $2,332,000

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1999

NOTE 1- Basis of Presentation.

   In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results to be expected for the full year.

   Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - Inventories.

   Inventories consisted of the following at January 31, 1999, and October 31, 1998:

                             January 31,         October 31,
                                 1999               1998
           Raw materials     $4,317,000      $4,221,000
           Work in            1,613,000       1,949,000
           Process
           Finished Goods    32,743,000      29,118,000
                            $38,673,000     $35,288,000


NOTE 3 - Earnings (Loss) Per Share Information.

   Basic earnings (loss) per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding plus the dilutive effects of common shares contingently issuable from stock options. Common stock options are excluded from the computation of net earnings per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share based upon the requirements of Statement 128:

                                                  Three months ended
                                                      January 31
                                                 1999             1998
    Numerator:
    Net income (loss)                          ($487,000)     $1,859,000

    Numerator for basic and diluted
    earnings (loss) per share - income
    (loss) available to common shareholders    ($487,000)     $1,859,000

    Denominator:

    Denominator for basic earnings (loss)
    per share - weighted average shares       14,080,000      13,593,000

    Effect of dilutive securities:
    Employee stock options                            --         757,000

    Denominator for diluted earnings (loss)
    per share - adjusted weighted average
    shares and assumed conversions            14,080,000      14,350,000

    Basic earnings (loss) per share               ($0.03)          $0.14

    Diluted earnings (loss) per share             ($0.03)          $0.13


   The diluted weighted average shares outstanding computation excludes 2,654,000 anti-dilutive shares in the first quarter of fiscal year 1999, and no anti-dilutive shares in the first quarter of 1998.

NOTE 4 - Comprehensive Income.

   As of November 1, 1998 the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of the comprehensive income (loss) in addition to net income (loss) for the period. During the quarters ended January 31, 1999 and 1998 total comprehensive income (loss) was ($528,000) and $1,750,000, respectively.

NOTE 5 - Legal Proceedings.

   On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach
   LLP filed a class action in the United States District
   Court for the Southern

   District of California on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleges that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleges that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Some of the directors have subsequently been served. No other proceedings have yet occurred. As management has only recently received this complaint and because they are still evaluating the claims set forth in the complaint, at this time management is unable to determine the financial impact, if any, that this complaint may have on the Company. It is management's intent to vigorously defend itself against this complaint.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net sales for the first quarter of fiscal 1999 decreased 18.2% to $19,662,000 from $24,026,000 for the same period in 1998. Domestic sales decreased 11.1% to $17,995,000 from $20,246,000 in the January quarter 1998, primarily due to lower sales in the Company's off-course, specialty and retail business. Foreign sales decreased 55.9% to $1,667,000 from $3,780,000 for the same period of the prior year due primarily to the Company's decision to terminate the contract with its Canadian distributor and start up a division to sell directly to its Canadian accounts, shifting some of the sales traditionally realized in the first quarter of the year into the second and third quarters. In addition, sales to Asia and Europe were lower in the first quarter of 1999. The decline in sales in Europe is primarily due to softened demand and the strength of the British pound against the European currencies.

Gross profit for the quarter decreased to 31.7% as compared to 39.6% a year earlier. This was primarily due to increased per unit cost resulting from increased distribution and embroidery costs as well as more product made domestically than planned.

Consolidated selling, general and administrative expenses increased 10.1% to $6,879,000 or 35.0% of sales for the quarter compared to 26.0% in the January quarter 1998. The increase was due primarily to higher distribution costs and the costs of the new women's and corporate divisions which were not an expense in the first quarter of fiscal 1998. The Company installed an additional 35 golfman shop fixtured locations during the first quarter, bringing the total number to 635 at January 31, 1999.

Other expenses increased slightly to $162,000 from $157,000 in the first quarter of 1998, due primarily to a slightly higher currency transaction loss by Ashworth UK Ltd in its transactions with Ashworth, Inc. offset by a slightly lower interest expense on the domestic long term debt.

The effective income tax rate for the quarter was 39.1% of pre-tax loss compared with 40.4% in the January quarter of 1998. The effective tax rate in the first quarter of fiscal 1999 is consistent with the actual tax rate used in fiscal year 1998.

Financial Condition

The Company's primary sources of liquidity are expected to be its working capital line of credit with the bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $20,000,000 working capital line of credit with Bank of America. At January 31, 1999, the Company had $4,100,000 outstanding against the line as compared to no amounts outstanding at January 31, 1998. The Company has obtained a one-time waiver from Bank of America for non-compliance with the covenant which provides that the Company may not have losses in any two consecutive quarters.

Trade receivables were $20,488,000 at January 31, 1999, an increase of $564,000 over the balance at October 31, 1998. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $18,853,000 at January 31, 1998, rather than the year-end balance. This shows an increase of 8.7% in receivables which is primarily due to dating given on selected sales programs.

Inventory increased to $38,673,000 from $35,288,000 at October 31, 1998, an increase of 9.6%. However, compared to the inventory of $33,303,000 at January 31, 1998, inventory has increased by 16.1%. This is primarily attributable to increased inventory at the Company's European subsidiary resulting from lower than planned sales, the addition of the Canadian division and additional inventory to support domestic fashion product pre-booking trends.

During the quarter, the Company incurred capital expenditures of $385,000 mainly for embroidery machines, leasehold improvements and computer equipment.

Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements.

Derivatives

The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of January 31, 1999 the Company had outstanding foreign currency forward exchange contracts with a notational value of approximately $4.4 million dollars and had an unrealized gain of $11,000.


Year 2000 Computer Conversion

Historically, most databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with a "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by the date-sensitive microprocessors, and is generally referred to as the "Year 2000" problem.

The Company's computer operations currently run on an IBM AS400 computer. The Company's software is based upon an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs running on the Company's computer will have to be modified to accommodate the Year 2000. Certain of the Company's manufacturing equipment has embedded chips which are date sensitive and will have to be modified to accommodate the Year 2000.

During fiscal 1998, the Company completed a detailed analysis of the program changes required and hired outside consultants to work with in-house staff to make the necessary modifications. As of February 28, 1999, approximately 84% of the system changes were completed with implementation of all changes scheduled for March 31, 1999. The Company's ancillary systems are scheduled to be Year 2000 compliant by June 30, 1999. The Company has tested
100% of its renovated systems and has determined that approximately 63% of these systems are now Year 2000 compliant. The Company is scheduled to complete testing by May 31, 1999. There can be no guarantee that target dates will be met as a result of a number of factors including the continuing availability of outside consultants. It is estimated that expenditures for the Year 2000 project were approximately
$135,000 in fiscal 1998 and will be approximately $255,000 in fiscal 1999 with costs being paid out of working capital. This estimate, based upon currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may need to be revised upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

The Company has assessed its non-information technology systems such as embedded chip and micro controllers used in its facilities and operations and has determined that its card key security system is not compliant. The target date for completion of the security system upgrade is June 30, 1999.

The Company has identified and sent letters to approximately 500 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness, with responses originally requested by January 31, 1999. The Company has received a response from approximately 10% of its vendors. The Company is in the process of identifying which of its vendors it believes are critical to its business. The Company expects to continue discussions with the critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any such vendors to become and remain Year 2000 ready. The Company will also seek to develop contingency plans for alternate sources of goods and services for those currently supplied by non-critical third party vendors.

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

New Accounting Standards

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

Cautionary Statements and Risk Factors

This report on Form 10-Q contains certain forward looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels, availability of working capital and Year 2000 readiness. These plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include the following:

  Demand for the Company's products may decrease if the popularity of golf decreases.

  Like other apparel manufacturers, the Company must correctly anticipate and help to direct fashion within its industry. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

  The market for golf apparel and sportswear is extremely competitive. While the Company is a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside green grass market, the Company's market share is not significant. Price competition or industry consolidation could weaken the Company's competitive position.

  The Company relies upon domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company's quality standards, the Company could lose sales.

  There can be no assurance that the Company's future revenues will not decline due to various factors, including potential consolidation of the Company's core green grass market, which could result in discounting, as well as possible general declines in economic conditions from the levels recently experienced.

  The Company maintains high levels of inventory to support its Basics program, and additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and inventory writedowns may materially impair the Company's financial performance in any period. Particular inventory may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

  The Company's and/or its vendors' computer systems may not be Year 2000 compliant which could result in the Company's inability to produce, distribute and/or sell its products.

                           PART II

                      OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleges that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleges that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Some of the directors have subsequently been served. No other proceedings have yet occurred. As management has only recently received this complaint and because they are still evaluating the claims set forth in the complaint, at this time management is unable to determine the financial impact, if any, that this complaint may have on the Company. It is management's intent to vigorously defend itself against this complaint.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
        NONE

ITEM 5  OTHER INFORMATION - NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

      November 4, 1987 (File No.33-16714-D) and incorporated herein by reference).

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

4(d) Rights Agreement dated as of October 6, 1998 by and between Ashworth, Inc. and American Securities Transfer &
      Trust, Inc. (filed as Exhibit 99.1 to Registrant's Form 8-
      A of Registration Statement filed on October 9, 1998,
      (File No. 001-14547) and incorporated herein by reference).

27   Financial Data Schedule


(b)  Reports on Form 8-K - NONE

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHWORTH, INC
                                   (Registrant)



Date: March 17, 1999            By: /s/ Randall L. Herrel, Sr.
                                Randall L. Herrel, Sr.
                                President and CEO


Date: March 17, 1999            By: /s/ John Newman
                                John Newman
                                Principal Financial and
                                Accounting Officer