Form 10-Q
period 1999-04-30
ASHWORTH INC
filed 1999-06-14
CIK 820774

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1999

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

         Title                   Outstanding at May 28, 1999

$.001 par value Common Stock              14,079,773

                             INDEX

                                                           PAGE

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                  1
          Condensed Consolidated Statements of Operations        2
          Condensed Consolidated Statements of Cash Flows        3
          Notes to Condensed Consolidated Financial Statements   4

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations        7

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                         11

Part II.  Other Information                                     12

          Signatures                                            15

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         April 30,     October 31,
                                           1999           1998
ASSETS                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents          $1,218,000     $4,763,000
     Accounts receivable-trade, net     30,810,000     19,924,000
     Accounts receivable - other         1,526,000        459,000
     Inventories                        30,756,000     35,288,000
     Income tax refund receivable            --         1,149,000
     Other current assets                3,088,000      3,160,000
     Deferred income tax asset           1,639,000      1,486,000
                                       -----------     ----------
     Total current assets               69,037,000     66,229,000

PROPERTY, PLANT AND EQUIPMENT           24,674,000     24,139,000
     Less accumulated depreciation
       and amortization                (12,889,000)   (11,823,000)
                                       -----------    -----------
                                        11,785,000     12,316,000

OTHER ASSETS                             3,029,000      3,089,000
                                       -----------    -----------
                                       $83,851,000    $81,634,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                       $815,000       $  --
     Current portion of long-term debt     939,000        940,000
     Accounts payable-trade              5,501,000      6,260,000
     Income taxes payable                  218,000          --
     Accrued liabilities                 3,405,000      2,714,000
                                        ----------     ----------
     Total current liabilities          10,878,000      9,914,000

LONG-TERM DEBT, net of current portion   2,925,000      3,445,000
DEFERRED INCOME TAX LIABILITY              744,000        738,000
OTHER LONG TERM LIABILITIES                446,000        432,000

STOCKHOLDERS' EQUITY:
     Common stock                           14,000         14,000
     Capital in excess of par value     42,261,000     42,259,000
     Retained earnings                  26,667,000     24,827,000
     Deferred compensation                  --             (8,000)
     Accumulated other comprehensive
       (loss)income                        (84,000)        13,000
                                        ----------     ----------
                                        68,858,000     67,105,000
                                       -----------    -----------
                                       $83,851,000    $81,634,000

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                           Three months ended         Six months ended
                               April 30,                 April 30,
                           1999         1998         1999         1998
NET SALES               35,690,000   38,057,000   55,352,000   62,083,000

COST OF GOODS SOLD      22,120,000   21,853,000   35,541,000   36,354,000
                        ----------   ----------   ----------   ----------
  Gross profit          13,570,000   16,204,000   19,811,000   25,729,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES  9,525,000    8,732,000   16,404,000   14,980,000
                        ----------   ----------   ----------   ----------
 Income from operations  4,045,000    7,472,000    3,407,000   10,749,000

OTHER INCOME (EXPENSE):
  Interest income           10,000       37,000       20,000       43,000
  Interest expense        (163,000)    (111,000)    (273,000)    (232,000)
  Other income(expense)    (69,000)     (49,000)    (131,000)     (91,000)
                         ---------     --------     --------     --------
  Total other income
      (expense)           (222,000)    (123,000)    (384,000)    (280,000)
                         ---------     --------    ---------    ---------
 Income before provision for
  income tax expense     3,823,000    7,349,000    3,023,000   10,469,000

PROVISION FOR INCOME
  TAX EXPENSE            1,495,000    2,829,000    1,182,000    4,090,000
                         ---------    ---------    ---------    ---------
  Net income             2,328,000    4,520,000    1,841,000    6,379,000

NET EARNINGS PER SHARE
Basic:
  Weighted average shares
    outstanding         14,080,000   14,343,000   14,080,000   13,962,000
  Net earnings per share     $0.17        $0.32        $0.13        $0.46
Diluted:
  Weighted average shares
    outstanding         14,082,000   15,280,000   14,084,000   14,826,000
  Net earnings per share     $0.17        $0.30        $0.13        $0.43

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                            Six months ended April 30,
                                               1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities       (3,201,000)    (12,063,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment      (543,000)     (1,307,000)
                                            ----------     -----------
Net cash used in investing activities         (543,000)     (1,307,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital
       lease obligations                       (37,000)       (114,000)
     Borrowing on line of credit            14,640,000       3,025,000
     Payments on line of credit            (13,825,000)     (3,025,000)
     Principal payments on notes
       payable and long-term debt             (484,000)       (492,000)
     Proceeds from issuance of common
       stock                                     2,000      12,321,000
     Repayment of loan by stockholder              --          850,000
                                           -----------      ----------
 Net cash provided by financing
    activities                                 296,000      12,565,000

Effect of exchange rate changes on cash        (97,000)         35,000
                                           -----------      ----------
NET DECREASE IN CASH AND
     CASH EQUIVALENTS                       (3,545,000)       (770,000)

CASH AND CASH EQUIVALENTS,
     beginning of period                     4,763,000       3,787,000
                                           -----------       ---------
CASH AND CASH EQUIVALENTS, end of period     1,218,000       3,017,000

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999

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

   Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and financial statements and notes thereto included in the annual report on Form
   10-K for the year ended October 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - Inventories.

   Inventories consisted of the following at April 30, 1999, and October 31, 1998:

                                 April 30,      October 31,
                                   1999            1998
           Raw materials        $4,022,000      $4,221,000
           Work in process       2,342,000       1,949,000
           Finished goods       24,392,000      29,118,000
                               -----------     -----------
                               $30,756,000     $35,288,000

NOTE 3 - Earnings Per Share Information.

   Basic  earnings per share has been computed based  upon
   the  weighted  average  number  of  shares  outstanding
   during  the  period.  Diluted earnings  per  share  has
   been  computed  based upon the weighted average  number
   of  shares  outstanding plus the  dilutive  effects  of
   common   shares   contingently  issuable   from   stock
   options.   Common stock options are excluded  from  the
   computation of net earnings per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share based upon the requirements of SFAS No. 128:

                              Three months ended        Six months ended
                                  April 30,                April 30,
                              1999         1998        1999        1998
Numerator:
Net income                  $2,328,000   $4,520,000  $1,841,000   $6,379,000

Numerator for basic and
diluted
 earnings per share - income
 available to common
 shareholders               $2,328,000   $4,520,000  $1,841,000   $6,379,000

Denominator:

Denominator for basic
earnings per share - weighted
 average shares             14,080,000   14,343,000  14,080,000   13,962,000

Effect of dilutive
securities:
Employee stock options           2,000      937,000       4,000      864,000
                            ----------   ---------- -----------   ----------
Denominator for diluted
earnings per share - adjusted
weighted average shares and
 assumed conversions        14,082,000   15,280,000  14,084,000   14,826,000

Basic earnings per share         $0.17        $0.32       $0.13        $0.46

Diluted earnings per share       $0.17        $0.30       $0.13        $0.43

   For  the  quarters ended April 30, 1999  and  1998  the
   diluted weighted average shares outstanding computation
   excludes  2,609,000 anti-dilutive options and no  anti-
   dilutive  options, respectively.  For  the  six  months
   ended  April  30,  1999 and 1998 the  diluted  weighted
   average   shares   outstanding   computation   excludes
   2,579,000  anti-dilutive  options  and  151,000   anti-
   dilutive options, respectively.

NOTE 4 - Comprehensive Income.

   As of November 1, 1998 the Company adopted SFAS No. 130
   Reporting   Comprehensive   Income.    SFAS   No.   130
   establishes standards for the reporting and display  of
   comprehensive income and its components.  SFAS No.  130
   requires  the cumulative translation adjustment  to  be
   included  as  a  component of the comprehensive  income
   (loss) in addition to net income (loss) for the period.
   During  the  quarters ended April 30,  1999  and  1998,
   total   comprehensive   income   was   $2,272,000   and
   $4,664,000, respectively. For the six-month periods ended April 30, 1999 and 1998, total comprehensive income was $1,744,000 and $6,414,000, respectively.

NOTE 5 - Legal Proceedings.

   On  January  22, 1999, a class action was commenced  in
   the  United  States  District Court  for  the  Southern
   District   of   California  ("U.S.   District   Court")
   purportedly  on behalf of purchasers of  the  Company's
   common  stock  during the period between  September  4,
   1997  and  July  15,  1998 alleging violations  of  the
   Securities  Exchange Act of 1934  by  the  Company  and
   certain  of its officers and directors.  The  complaint
   alleged,  among  other things, that, during  the  class
   period,  Company  executives made  positive  statements
   about   the  Company's  business  including  statements
   concerning  product  demand,  offshore  production  and
   inventories.   The complaint further alleged  that  the
   defendants knew these statements to be false when  made
   and  concealed  adverse conditions and  trends  in  the
   Company's   business  during  the  class  period.   The
   plaintiff  sought  to  recover unspecified  damages  on
   behalf of all purchasers of the Company's common  stock
   during  the period September 4, 1997 to July 15,  1998.
   Subsequently,   two  additional  class   actions   were
   commenced in U.S. District Court which alleged  similar
   conduct,  added certain allegations regarding financial
   reporting  and  expanded  the shareholders  purportedly
   represented  from the above referenced  period  to  the
   periods of September 4, 1997 through December 17,  1998
   and  December 17, 1997 through July 15, 1998.  The U.S.
   District   Court   has  consolidated   these   matters,
   appointed  co-lead  plaintiffs,  co-lead  counsel,  and
   ordered that plaintiffs file a consolidated and amended
   complaint  no  later  than  July  6,  1999.   The  U.S.
   District Court has further approved a stipulation dismissing Company spokesperson Fred Couples as a defendant in the action. To date, no formal discovery has occurred in the matter, no class action has been certified and no contested motions have been filed or heard. Although the consolidated and amended complaint has not been filed, it is management's intent to vigorously defend itself against this action.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1999 compared to Second Quarter 1998

Consolidated net sales for the second quarter of fiscal 1999 decreased 6.2% to $35,690,000 from $38,057,000 for the same period in 1998. Domestic sales decreased 2.5% to $29,235,000 from $29,969,000 in the April quarter 1998, primarily due to lower sales in the Company's off-course, specialty and corporate business. Foreign sales decreased 20.2% to
$6,455,000 from $8,088,000 for the same period of the prior year. The decline was primarily due to the lower sales in the Company's UK subsidiary, which declined 38.9% due to softened demand. This decline was partially offset by the increase contributed by the Company's new Canadian division. The change from a distributorship to a Company-owned division shifted some of the sales traditionally realized in the first quarter of the year into the second quarter.

Consolidated gross profit for the quarter decreased to 38.0% as compared to 42.6% a year earlier. This was primarily due to a higher per unit cost resulting from increased domestic sourcing as well as higher discounts and markdown allowances.

Consolidated selling, general, and administrative expenses increased 9.1% to $9,525,000 or 26.7% of net sales for the quarter compared to 22.9% in the second quarter 1998. The increase was due primarily to the additions of the Canadian, women's, and corporate divisions following the second quarter of fiscal 1998, as well as increased costs of distribution. The Company installed an additional 80 golfman shop fixtured locations during the second quarter, bringing the total number to 715 at April 30, 1999.

Net other expenses increased to $222,000 from $123,000 in the second quarter of 1998, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate for the quarter was 39.1% of pre-tax income compared with 38.5% in the second quarter of 1998. The effective tax rate in the second quarter of fiscal 1999 is consistent with the actual tax rate used in fiscal year 1998.

Six months ended April 30, 1999 compared to six months ended
April 30, 1998

Consolidated net sales for the first half of fiscal 1999 decreased 10.8% to $55,352,000 from $62,083,000 for the same period in 1998. Domestic sales decreased 5.9% to $47,231,000 from $50,215,000 in the first half of fiscal 1998, primarily due to lower sales in the Company's off-course, specialty, and corporate business. Foreign sales decreased 31.6% to $8,121,000 from $11,868,000 for the same period of the prior year. The decline was primarily due to the lower sales in the Company's UK subsidiary, which declined 42.5% due to softened demand. This decline was partially offset by the increase contributed by the Company's new Canadian division.

Consolidated gross profit for the six months decreased to 35.8% as compared to 41.4% for the same period a year earlier. This was primarily due to a higher per unit cost resulting from increased domestic sourcing as well as higher discount and allowance expense.

Consolidated selling, general, and administrative expenses increased 9.5% to $16,404,000 or 29.6% of net sales for the six months compared to 24.1% for the same period in fiscal 1998. The increase was due primarily the additions of the Canadian, women's, and corporate divisions following the second quarter of fiscal 1998 as well as increased costs of distribution. The Company installed a total of 115 golfman shop fixtured locations during the first half of fiscal year 1999, bringing the total number to 715 at April 30, 1999.

Net other expenses increased to $384,000 from $280,000 in the first half of fiscal 1998, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and higher interest expense on the increased borrowing on the Company's line of credit.

The effective tax rate in the first half of fiscal 1999 was 39.1% of pre-tax income and is consistent with the actual tax rate used in fiscal year 1998.

Capital Resources and Liquidity

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $20,000,000 working capital line of credit with Bank of America. At April 30, 1999, the Company had $815,000 outstanding against the line as compared to no amounts outstanding at April 30, 1998. The Company was in compliance with all the covenants in its line of credit agreement with the bank as of April 30, 1999.

Trade receivables were $30,810,000 at April 30, 1999, an increase of $10,886,000 over the balance at October 31, 1998. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $34,599,000 at April 30, 1998, rather than the year-end balance. This shows a decrease of 11.0% in receivables which is primarily due to more aggressive credit controls and lower sales.

Inventory decreased to $30,756,000 from $35,288,000 at October 31, 1998, a decrease of 12.8% and compared to the inventory of $33,223,000 at April 30, 1998, inventory has decreased by 7.4%. This is primarily attributable to the successful execution of the inventory reduction initiative consisting of reduced number of styles and a more conservative buying philosophy, which was started in the earlier part of the current fiscal year.

During the first six months, the Company incurred capital expenditures of $543,000 mainly for embroidery machines, leasehold improvements, and computer equipment.

Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure, and working capital requirements.

Derivatives

The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of April 30, 1999 the Company had outstanding foreign currency forward exchange contracts with a notational value of approximately $3.9 million dollars and had an unrealized gain of $115,000.

Year 2000 Computer Conversion

Historically, most databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor that fails to recognize properly a year that begins with a "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by the date-sensitive microprocessors, and is generally referred to as the "Year 2000" problem.

The Company's computer operations currently run on an IBM AS400 computer. The Company's software is based upon an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs running on the Company's computer will have to be modified to accommodate the Year 2000. Certain of the Company's manufacturing equipment have embedded chips that are date sensitive and will have to be modified to accommodate the Year 2000.

During fiscal 1998, the Company completed a detailed analysis of the program changes required and hired outside consultants to work with in-house staff to make the necessary modifications. As of April 5, 1999, 100% of the system changes were completed. The Company's ancillary systems are scheduled to be Year 2000 compliant by June 30, 1999. The Company has tested 100% of its renovated systems and has determined that the majority of these systems are now Year 2000 compliant. There can be no guarantee that target dates will be met as a result of a number of factors including the continuing availability of outside consultants. It is estimated that expenditures for the Year 2000 project were approximately $135,000 in fiscal 1998 and will be approximately $255,000 in fiscal 1999 with costs being paid out of working capital. This estimate, based upon currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may need to be revised upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

The Company has assessed its non-information technology systems such as embedded chip and micro controllers used in its facilities and operations and has determined that its card key security system is not compliant. The target date for completion of the security system upgrade is June 30, 1999.

The Company has identified and sent letters to approximately 500 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness, with responses originally requested by January 31, 1999. The Company has received a response from approximately 10% of its vendors. The Company has identified which of its vendors it believes are critical to its business. The Company expects to continue discussions with the critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any such vendors to become and remain Year 2000 ready. The
Company will also seek to develop contingency plans for alternate sources of goods and services for those currently supplied by non-critical third party vendors.

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

If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications, and transportation needs fail to provide the Company with the materials and services which are necessary to produce, distribute, and sell its products, the electrical power and other utilities to sustain its operations, or reliable means of obtaining supplies and transporting products to its customers, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

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

Cautionary Statements and Risk Factors

This report on Form 10-Q contains certain forward-looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels, availability of working capital and Year 2000 readiness. These plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include the following:

  Demand for the Company's products may decrease if the popularity of golf decreases.

  Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

  The market for golf apparel and sportswear is extremely competitive. While the Company is a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company's market share is not significant. Price competition or industry consolidation could weaken the Company's competitive position.

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


Item  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of April 30, 1999 the Company had outstanding the following material purchased foreign currency forward exchange contracts (in thousands, except average contract rate):

                                         Weighted-
                           Contract       Average    Unrealized
                            Amount     Rate Against  Gain (loss)
 Foreign Currency            US $        Sterling       US $
   Forward Contracts      Equivalent                 Equivalent
 British Pounds Sterling   $2,321.7        1.658         $69.8
 Portuguese Escudos            99.0      292.502           2.6
 Spanish Pesetas               75.7      242.352           2.0
 Danish Krone                 251.6       10.868           6.3
 French Francs                236.6        9.518           6.9
 Deutsche Marks               519.5        2.839          15.1
 Irish Punts                  246.5        1.149           6.5
 Swedish Krona                146.4       12.745           5.6
                           --------                    -------
                           $3,897.0                     $114.8

                           PART II

                      OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

On January 22, 1999, a class action was commenced in the United States District Court for the Southern District of California ("U.S. District Court") purportedly on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged, among other things, that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false when made and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. Subsequently, two additional class actions were commenced in U.S. District Court which alleged similar conduct, added certain allegations regarding financial reporting and expanded the shareholders purportedly represented from the above referenced period to the periods of September 4, 1997 through December 17, 1998 and December 17, 1997 through July 15, 1998. The U.S. District Court has consolidated these matters, appointed co-lead plaintiffs, co-lead counsel, and ordered that plaintiffs file a consolidated and amended complaint no later than July 6, 1999. The U.S. District Court has further approved a stipulation dismissing Company spokesperson Fred Couples as a defendant in the action. To date, no formal discovery has occurred in the matter, no class action has been certified and no contested motions have been filed or heard. Although the consolidated and amended complaint has not been filed, it is management's intent to vigorously defend itself against this action.

Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

Item 3  DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

March 26, 1999 - Annual Meeting of Stockholders
(1)  Director elected at the meeting:
        Stephen Bartolin Jr.
        Number of votes FOR        12,464,436
        Number of votes WITHHELD      231,237

    Each other director whose term of office as director continued after the meeting:
        John M. Hanson, Jr.
        Randall L. Herrel, Sr.
        Andre P. Gambucci
        James W. Nantz, III

(2)  Other matters voted upon at the meeting:
        None

Item 5  OTHER INFORMATION - NONE

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(a) Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to Registrant's Registration Statement dated February 21, 1992 (File No.33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Registrant's Form 10-K for fiscal year ended October 31, 1994 (File No. 0-18553), and incorporated herein by reference)

3(b) Bylaws of the Registrant as adopted by its board of directors on March 19, 1987, and amended February 13, 1991, October 15, 1993, and November 30, 1993 (filed as
      Exhibit 3(b) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

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

10(a) First   Amended   and   Restated  Executive   Employment
      Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr.

10(b) Personal  Services  Agreement  and  Acknowledgement   of
      Termination  of Executive Employment effective  May  31,
      1999 by and between Ashworth, Inc. and A. John Newman.

10(c) Offer  and  Acceptance of Executive Employment effective
      March  2,  1999  by  and  between  Ashworth,  Inc.   and
      Gabrielle Sampietro.

10(d) Offer  and  Acceptance of Executive Employment effective
      March 15, 1999 by and between Ashworth, Inc. and Terence
      W. Tsang.

27   Financial Data Schedule

(b)  Reports on Form 8-K:
      No reports on Form 8-K were filed by the Company during the second quarter of fiscal year ended October 31, 1999.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHWORTH, INC
                                   (Registrant)



Date: June 14, 1999             By: /s/ Randall L. Herrel, Sr.
                                Randall L. Herrel, Sr.
                                President and CEO


Date: June 14, 1999             By: /s/ Terence W. Tsang
                                Terence W. Tsang
                                Chief Financial Officer