Form 10-Q
period 1999-07-31
ASHWORTH INC
filed 1999-09-14
CIK 820774

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549





     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1999

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

         Title                  Outstanding at September 13, 1999

$.001 par value Common Stock                     14,079,773

                             INDEX

                                                               PAGE
Part I. Financial Information

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                  1
          Condensed Consolidated Statements of Operations        2
          Condensed Consolidated Statements of Cash Flows        3
          Notes to Condensed Consolidated Financial Statements   4

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          7

Item 3. Quantitative and Qualitative Disclosures About Market
          Risk                                                  11

Part II. Other Information                                      12

          Signatures                                            14

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                      July 31,      October 31,
                                        1999            1998
                                    ------------   ------------
ASSETS                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents           $5,814,000     4,763,000
  Account receivable-trade,net        26,999,000    19,924,000
  Accounts receivable - other          2,602,000       459,000
  Inventories                         28,795,000    35,288,000
  Income tax refund receivable           184,000     1,149,000
  Other current assets                 2,850,000     3,160,000
  Deferred income tax asset            1,565,000     1,486,000
                                    ------------   -----------
       Total current assets           68,809,000    66,229,000

PROPERTY, PLANT AND EQUIPMENT         24,952,000    24,139,000
  Less accumulated depreciation
         and amortization            (13,397,000)  (11,823,000)
                                    ------------  ------------
                                      11,555,000    12,316,000

OTHER ASSETS                           2,652,000     3,089,000
                                    ------------  ------------
                                     $83,016,000   $81,634,000
                                    ============  ============


LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt  $   716,000   $   940,000
  Accounts payable - trade             5,491,000     6,260,000
  Accrued liabilities                  2,679,000     2,714,000
                                     -----------   -----------
       Total current liabilities       8,886,000     9,914,000

LONG-TERM DEBT, net of current portion 2,897,000     3,445,000
DEFERRED INCOME TAX LIABILITY            744,000       738,000
OTHER LONG TERM LIABILITIES              332,000       432,000

STOCKHOLDERS' EQUITY:
  Common stock                            14,000        14,000
  Capital in excess of par value      42,037,000    42,259,000
  Retained earnings                   28,149,000    24,827,000
  Deferred compensation                       --        (8,000)
  Accumulated other comprehensive
    income (loss)                        (43,000)       13,000
                                     -----------   -----------
                                      70,157,000    67,105,000
                                     -----------   -----------
                                     $83,016,000   $81,634,000
                                     ===========   ===========

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                        Three months ended        Nine months ended
                             July 31,                  July 31,
                         1999        1998           1999         1998
                    -------------------------  -------------------------
NET SALES            $30,067,000  $25,598,000   $85,419,000  $87,681,000

COST OF GOODS SOLD    19,213,000   16,380,000    54,754,000   52,734,000
                    ------------  -----------   -----------  -----------
 Gross profit         10,854,000    9,218,000    30,665,000   34,947,000

SELLING, GENERAL AND
ADMINISTRATIVE
  EXPENSES             8,429,000    8,019,000    24,833,000   22,999,000
                    ------------  -----------   -----------  -----------
Income from
  operations           2,425,000    1,199,000     5,832,000   11,948,000

OTHER INCOME (EXPENSE):
  Interest income         33,000       69,000        53,000      112,000
  Interest expense       (72,000)    (109,000)     (345,000)    (341,000)
  Other income(expense)   46,000       53,000       (85,000)     (38,000)
                       ---------   ----------   -----------   ----------
Total other
  income (expense)         7,000       13,000      (377,000)    (267,000)

Income before
  provision for
  income tax expense   2,432,000    1,212,000     5,455,000   11,681,000

PROVISION FOR INCOME
  TAX EXPENSE            951,000      430,000     2,133,000    4,520,000
                      ----------   ----------   -----------   ----------
  Net income          $1,481,000     $782,000    $3,322,000   $7,161,000

NET EARNINGS PER SHARE
Basic:
  Weighted average shares
     outstanding      14,064,000   14,702,000    14,074,000   14,211,000
  Net earnings per
     share                 $0.11        $0.05         $0.24        $0.50
Diluted:
  Weighted average shares
     outstanding      14,085,000   15,253,000    14,083,000   15,001,000
  Net earnings per
     share                 $0.11        $0.05         $0.24        $0.48

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                Nine months ended July 31,
                                                   1999          1998
                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in)
   operating activities                        $2,954,000    ($5,287,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (854,000)    (1,953,000)
   Proceeds from sale of equipment                  1,000             --
                                              -----------    -----------
Net cash used in investing activities            (853,000)    (1,953,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on capital
     lease obligations                            (45,000)      (160,000)
   Borrowing on line of credit                 16,065,000      3,025,000
   Payments on line of credit                 (16,065,000)    (3,025,000)
   Principal payments on notes payable
     and long-term debt                          (727,000)      (716,000)
   Proceeds from issuance of common stock          12,000     13,250,000
   Payments for repurchase of common stock       (234,000)    (3,483,000)
   Repayment of loan by stockholder                    --        850,000
                                              -----------     ----------
Net cash provided by (used in)
    financing activities                         (994,000)     9,741,000

Effect of exchange rate changes on cash           (56,000)      (134,000)
                                              -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       1,051,000      2,367,000
CASH AND CASH EQUIVALENTS,
     beginning of period                        4,763,000      3,787,000
                                              -----------     ----------
CASH AND CASH EQUIVALENTS, end of period       $5,814,000     $6,154,000
                                              ===========     ==========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1999

NOTE 1- Basis of Presentation.

   In  the  opinion of management, the accompanying
   condensed consolidated balance sheets and related
   interim  condensed consolidated  statements  of
   operations  and  cash  flows include   all
   adjustments  (consisting  only  of   normal
   recurring  items)  necessary for their fair
   presentation. The  preparation  of  financial
   statements  in  conformity with  generally
   accepted accounting  principles  requires
   management  to make estimates and assumptions
   that  affect the  reported  amounts  of assets,
   liabilities,  revenues, and  expenses.   Actual
   results could  differ  from  those estimates.
   Interim   results   are   not   necessarily
   indicative of results to be expected for the full year.

   Certain   information  in  footnote  disclosures
   normally included  in  financial statements has
   been  condensed  or omitted  in  accordance with
   the rules and regulations  of the  Securities and
   Exchange Commission.  The  information included
   in  this Form 10-Q should be read in conjunction
   with  Management's  Discussion and Analysis  of
   Financial Condition   and  Results  of
   Operations,  and   financial statements  and
   notes thereto included in the annual report on Form 10-K for the year ended October 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - Inventories.

Inventories consisted of the following at July 31, 1999, and October 31, 1998:

                                         July 31,      October 31,
                                           1999            1998
                                      -----------      -----------
           Raw materials               $4,692,000       $4,221,000
           Work in process              1,864,000        1,949,000
           Finished goods              22,239,000       29,118,000
                                      -----------      -----------
                                      $28,795,000      $35,288,000
                                      ===========      ===========

NOTE 3 - Earnings Per Share Information.

   Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during the period.
   Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net earnings per share if their effect is anti-dilutive.
   The following table sets forth the computation of basic and diluted earnings per share based upon the requirements of SFAS No. 128:

                              Three months ended        Nine months ended
                                    July 31,                  July 31,
                               1999        1998         1999          1998
                            ----------------------  ------------------------
Numerator:
Net income -
Numerator for basic and
 diluted earnings per share-
  income available to common
  shareholders             $1,481,000     $782,000  $3,322,000   $7,161,000
                           ==========    =========  ==========   ==========
Denominator:

Denominator for basic
earnings per share -
  weighted average shares  14,064,000   14,702,000  14,074,000  14,211,000

Effect of dilutive
 securities:
  Employee stock options       21,000      551,000       9,000     790,000
                          -----------   ----------  ----------  ----------
Denominator for diluted
earnings per share - adjusted
weighted average shares and
   assumed conversions     14,085,000   15,253,000  14,083,000  15,001,000
                          ===========   ==========  ==========  ==========

Basic earnings per share         $0.11       $0.05       $0.24       $0.50

Diluted earnings per share       $0.11       $0.05       $0.24       $0.48

   For  the  quarters  ended July 31, 1999 and 1998  the  diluted
   weighted   average  shares  outstanding computation  excludes
   2,487,000 and 58,000 anti-dilutive  options, respectively.
   For the nine months ended July 31, 1999 and 1998 the diluted weighted average shares outstanding computation excludes 2,525,000 and 58,000 anti-dilutive options, respectively.

NOTE 4 - Comprehensive Income.

   As of November 1, 1998 the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.
   SFAS No. 130 requires the cumulative translation adjustment to be included as a component of the comprehensive income (loss) in addition to net income (loss) for the period. For the quarters ended
   July 31, 1999 and 1998, total comprehensive income was $1,522,000 and $613,000, respectively. For the nine-month periods ended
   July 31, 1999 and 1998, total comprehensive income was $3,266,000 and $7,027,000, respectively.

NOTE 5 - Legal Proceedings.
   On  January  22,  1999, a class action was
   commenced  in  the United  States  District Court
   for the  Southern  District  of California  ("U.S.
   District Court") purportedly on  behalf  of
   purchasers  of  the Company's common stock during
   the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of
   1934 by the Company and certain of its officers and directors. The complaint alleged, among other things, that, during the class period, Company executives made positive statements about  the Company's  business
   including statements  concerning  product demand,
   offshore production and inventories.   The
   complaint further alleged that the defendants knew these statements to be false when made and concealed adverse conditions and trends in the Company's business during the class period.
   The plaintiff sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period
   September 4, 1997 to July 15, 1998. Subsequently, two additional class actions were commenced in U.S. District Court which alleged similar conduct, added certain allegations regarding financial reporting and expanded the shareholders purportedly represented from the above referenced period to the periods of September 4, 1997 through December 17, 1998 and December 17, 1997 through
   July 15, 1998. The U.S. District Court has consolidated these matters, appointed co-lead plaintiffs, co-lead counsel, and ordered that plaintiffs file a consolidated and amended complaint. However, the filing of the consolidated and amended complaint has been postponed, pursuant to stipulation and court order, until the earlier of: (i) thirty days after the Ninth Circuit
   Court of Appeals decides the Silicon Graphics case (the decision which will impact the pleading standard for this case); or (ii) October
   21, 1999. The U.S. District Court has further approved a stipulation dismissing Company spokesperson Fred Couples as a defendant in the action. To date, no formal discovery has occurred in the matter, no class action has been certified and no contested motions have been filed or heard.
   Although the consolidated and amended complaint has not been filed, it is management's intent to vigorously defend this action.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1999 compared to Third Quarter 1998

Consolidated net sales for the third quarter of fiscal 1999 increased 17.5% to $30,067,000 from $25,598,000 for the same period in 1998.
Domestic sales increased 20.9% to $26,465,000 from $21,899,000 in the July quarter 1998, due to higher sales in the Company's retail department stores, corporate business as well as the golf distribution channel. Foreign sales decreased 2.6% to $3,602,000 from $3,699,000 for the same period of the prior year primarily due to the lower sales in South East
Asia. This decline was partially offset by the increase in the Company's European subsidiary and in Canada.

Consolidated gross profit for the quarter increased slightly to 36.1% as compared to 36.0% a year earlier.

Consolidated selling, general and administrative expenses increased 5.1% to $8,429,000 primarily due to the addition of the Canadian division. As a percent of sales, SG&A expenses decreased to 28.0% of net sales for the third quarter of fiscal 1999 compared to 31.3% in the third quarter of fiscal 1998, reflecting increased sales and continuing focus on cost efficiencies. The Company installed an additional
70 golfman shop fixtured locations during the third quarter, bringing the total number to 785 at July 31, 1999.

Net other income decreased to $7,000 for the third quarter of fiscal 1999 from $13,000 in the third quarter of 1998, due primarily to a lower currency transaction gain by Ashworth UK Ltd. in its transactions with Ashworth, Inc.

The effective income tax rate for the quarter was 39.1% of pretax income and is consistent with the actual tax rate used in fiscal year 1998.

Nine months ended July 31, 1999 compared to nine months ended July 31, 1998

Consolidated net sales for the first nine months of
fiscal  1999 decreased  2.6%  to $85,419,000 from
$87,681,000  for  the  same period  in  1998.
Domestic sales increased 2.2% to  $73,695,000 from
$72,115,000  in  the first nine  months  of  fiscal
1998, primarily due to higher sales in the Company's
retail department stores  business. Foreign sales
decreased 24.7%  to  $11,724,000 from  $15,566,000
for the same period of the prior year. The decline was primarily due to lower sales in the Company's European subsidiary as a result of softened demand and lower sales to South East
Asia. This decline was partially offset by the increased sales to Canada.

Consolidated gross profit for the nine months decreased to 35.9% as compared to 39.9% for the same period a year earlier. This was primarily due to a higher per unit cost resulting from increased domestic sourcing as well as higher sales discount and allowance expense in the first two quarters of fiscal 1999 as compared to the same period in fiscal 1998.

Consolidated selling, general and administrative expenses increased 8.0% to $24,833,000 or 29.1% of net sales for the nine months compared to 26.2% for the same period in fiscal 1998. The increase was due primarily to the addition of the Canadian division subsequent to the third quarter of fiscal 1998 as well as increased costs of distribution. The Company installed a total of 185 golfman shop fixtured locations during the first nine months of fiscal year 1999, bringing the total number to 785 at July 31, 1999.

Net other expenses increased to $377,000 from $267,000 in the first nine months of fiscal
1998, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc.
and lower interest income due to reduced average cash investments.

The effective tax rate in the first nine months of fiscal 1999 was 39.1% of pre-tax income and is consistent with the actual tax rate used in fiscal year 1998.

Capital Resources and Liquidity

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing.
The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $20,000,000 working capital line of credit with Bank of America. At July 31, 1999, and July 31,1998 the Company had no amounts outstanding against the line.

Trade receivables were $26,999,000 at July 31, 1999, an increase of $7,075,000 over the balance at October 31, 1998. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $25,021,000 at July 31, 1998, rather than the year-end balance. This shows an increase of 7.9% in receivables which is primarily due to higher sales.

Inventory decreased to $28,795,000 from $35,288,000 at October 31, 1998, a decrease of 18.4%.
Compared to the  inventory  of $32,839,000  at  July
31, 1998, inventory decreased by 12.3%. This is primarily attributable to the successful execution of the inventory management initiative consisting of reduced number of styles and a more conservative buying philosophy, which was started in the earlier part of the current fiscal year.

During the first nine months of fiscal 1999, the Company incurred capital expenditures of $854,000 mainly for computer equipment, embroidery machines and leasehold improvements.

Common stock and capital in excess of par value decreased by $222,000 in the nine months ended July
31, 1999 primarily due to the repurchase of shares.
The Company repurchased 50,000 shares of its common stock in June 1999 at an aggregate cost of $234,000 and retired those shares in September 1999.
This brings the total repurchased shares to 727,000 of the 1,000,000 shares originally authorized by the board of directors in July 1998. In the month of September 1999, the Company repurchased 50,000 shares of its common stock at an aggregate cost of $232,000. The Company is currently authorized to repurchase up to an additional 950,000 shares.

Based  upon  current levels of operations, the
Company  expects that  sufficient cash flow will be
generated from operations  so that,  combined  with
other financing  alternatives  available, including
cash  on  hand, bank credit facilities,  and
leasing alternatives, the Company expects to be able
to meet all of  its debt   service,   capital
expenditure, and working capital requirements.

Derivatives

The  Company  enters into short-term foreign
exchange  contracts with   its   bank  to  hedge
against  the  impact  of  currency fluctuations
between the U.S. dollar and the British pound.  The
contracts  provide that, on specified dates,  the
Company  will sell  the  bank a specified number of
British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts  with  its bank  to hedge
against currency fluctuations between the British
pound  and other European currencies.  Realized
gains and losses on  these  contracts are recognized
in the same  period  as  the hedged  transactions.
These contracts have maturity dates  that do  not
normally  exceed 12 months. As of  July  31,  1999
the Company   had  outstanding  foreign  currency
forward exchange contracts with a notional value of approximately $2.3 million dollars and had an unrealized gain of $28,000.

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

The  Company's computer operations currently run on
an IBM AS400 computer.   The Company's software is
based upon an established, fully integrated, relational database system designed for manufacturing companies and adapted for the apparel industry. The programs running on the Company's computer had to be modified to accommodate the Year 2000. Certain of the Company's manufacturing equipment have embedded chips that are date sensitive and will have to be modified to accommodate the Year 2000.

During fiscal 1998, the Company completed a detailed
analysis of the  program  changes required and hired
outside consultants  to work  with  in-house staff
to make the necessary  modifications. As  of April 5, 1999,
100% of the system changes were completed.
The  Company's ancillary systems are scheduled to be
Year  2000 compliant by October 31, 1999.  The
Company has tested  100%  of its  renovated systems
and has determined that the  majority  of these
systems  are now Year 2000 compliant.  There  can
be  no guarantee that target dates will be met as a
result of a  number of  factors  including  the
continuing availability  of  outside consultants. It
is estimated that expenditures for the Year 2000
project  were approximately $135,000 in fiscal 1998
and will  be approximately $255,000 in fiscal 1999
with costs being paid  out of working  capital.
This  estimate,  based  upon   currently
available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may need to be revised upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

The Company has assessed its non-information technology systems such as embedded chip and micro controllers used in its facilities and operations and has determined that its card key security system was not compliant. The security system has been upgraded and is compliant as of August 2, 1999.

The Company has identified and sent letters to
approximately 500 key  vendors  in an attempt to
gain assurance of  vendors'  Year 2000  readiness,
with responses originally requested by  January 31,
1999. The Company has received a response from
approximately 15%  of  its vendors.  The Company has
identified which  of  its vendors  it believes are
critical to its business.  The  Company expects  to
continue discussions with the critical  vendors  of
goods and services throughout 1999 to attempt to ensure the
uninterrupted supply of goods and services and to
develop contingency plans in the  event  of  the
failure of any such vendors  to  become  and remain
Year 2000 ready.  The Company will also seek to
develop contingency  plans for alternate sources of
goods  and  services for   those  currently
supplied by non-critical third party vendors. The Company continues to develop contingency plans to limit the effect of any Year 2000 issues on the results of operations and intends to complete all contingency planning by the end of 1999.

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

In  June  1998,  the  FASB issued SFAS No. 133,
Accounting  for Derivative Instruments and Hedging
Activities, which establishes accounting  and
reporting standards for derivative  instruments and
hedging  activities. SFAS No. 133 requires that  an
entity recognize all derivatives as either assets or
liabilities in the statement of financial position
and measure those instruments at fair  value.   In
July 1998 the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. Thus
SFAS No. 133 is effective for the Company's fiscal year ending October 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

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

The  Company  enters into short-term foreign exchange
contracts with   its   bank  to  hedge  against  the
impact  of  currency fluctuations between the U.S.
dollar and the British pound.  The contracts  provide
that, on specified dates,  the  Company  will sell
the  bank a specified number of British pounds in
exchange for  a  specified  number  of  U.S. dollars.
Additionally,  the Company's subsidiary in England
has similar contracts  with  its bank  to hedge
against currency fluctuations between the British
pound  and other European currencies.  Realized
gains and losses on  these  contracts are recognized
in the same  period  as  the hedged  transactions.
These contracts have maturity dates  that do  not
normally exceed 12 months.  As of July  31,  1999,
the Company had outstanding the following material
purchased foreign currency  forward  exchange
contracts  (in  thousands,   except average contract
rate):

                                          Weighted-
                              Contract     Average       Unrealized
                               Amount        Rate        Gain (loss)
 Foreign Currency               US $        Against          US $
 Forward Contracts           Equivalent    Sterling      Equivalent
 -----------------------   ------------  -----------     ----------
 British Pounds Sterling    $1,638.9        1.639            $18.2
 Danish Krone                  164.1       11.157              3.6
 French Francs                 115.6        9.815              1.5
 Deutsche Marks                336.0        2.928              4.1
 Irish Punts                    63.2        1.180              0.7
                            --------                        ------
                            $2,317.8                         $28.1
                            ========                        ======

                       PART II

                  OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

On  January 22, 1999, a class action was commenced
in the United States  District Court for the
Southern District  of  California ("U.S.  District
Court") purportedly on behalf of purchasers  of the
Company's common stock during the period between
September 4,  1997 and July 15, 1998 alleging
violations of the Securities Exchange  Act of 1934
by the Company and certain of its officers and
directors.  The complaint alleged, among other
things, that, during  the  class  period,  Company
executives  made  positive statements  about  the
Company's business including  statements concerning
product demand, offshore production and inventories.
The  complaint  further alleged that the defendants
knew  these statements   to  be  false  when  made
and  concealed   adverse conditions and trends in
the Company's business during the class period.  The
plaintiff sought to recover unspecified damages  on
behalf  of  all purchasers of the Company's common
stock  during the  period  September 4, 1997 to July
15, 1998.   Subsequently, two  additional  class
actions were commenced in  U.S.  District Court
which  alleged similar conduct, added certain
allegations regarding  financial  reporting and
expanded  the  shareholders purportedly represented
from the above referenced period to  the periods  of
September  4, 1997 through December  17,  1998  and
December  17,  1997  through July 15, 1998.  The
U.S.  District Court  has   consolidated  these
matters,  appointed   co-lead
plaintiffs, co-lead counsel, and ordered that
plaintiffs file  a consolidated and amended
complaint. However, the filing  of  the consolidated
and amended complaint has been postponed,  pursuant
to stipulation and court order, until the earlier
of: (i) thirty days  after  the  Ninth  Circuit
Court of  Appeals  decides  the Silicon  Graphics
case (the decision which  will  impact  the
pleading standard for this case); or (ii) October
21, 1999.  The U.S. District   Court  has  further
approved a stipulation dismissing  Company spokesperson
Fred Couples as a defendant in the action. To date, no formal discovery has occurred in the matter, no class action has been certified and no contested motions have been filed or heard. Although the consolidated and amended complaint has not been filed, it is management's intent to vigorously defend this action.

Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

Item 3  DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

Item 5  OTHER INFORMATION - NONE

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(a)  Certificate of Incorporation as filed March 19,
      1987  with the   Secretary  of  State  of
      Delaware,   Amendment   to Certificate of
      Incorporation as filed August 3,  1987  and
      Amendment  to Certificate of Incorporation as
      filed  April 26,   1991   (filed   as  Exhibit
      3(a)  to   Registrant's Registration Statement
      dated February 21, 1992 (File No.3345078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed
      April  6,  1995 (filed  as Exhibit 3(a) to the
      Registrant's Form 10-K  for fiscal year ended
      October 31, 1994 (File No. 0-18553), and
      incorporated herein by reference)


3(b) Bylaws of the Registrant as adopted by its board of directors on March 19, 1987, and amended February 13, 1991, October 15, 1993, and November 30, 1993 (filed as Exhibit 3(b) to Registrant's Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).


4(a) Specimen certificate for Common Stock, par value $.001, of the Registrant (filed as Exhibit 4(a) to Registrant's Registration
      Statement dated November 4, 1987 (File No.33
      16714-D) and incorporated herein by reference).


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


4(c)  Specimen   certificate  for  Options  granted under the
      Incentive Stock Option Plan dated June 15, 1993
      (filed  as Exhibit 4(c) to Registrant's Form 10-
      K for the fiscal year ended October 31, 1993
      (File No. 0-18553) and incorporated herein by reference).

4(d)  Rights  Agreement  dated  as of October  6,
      1998  by  and between Ashworth, Inc. and
      American Securities Transfer  & Trust, Inc.
      (filed as Exhibit 99.1 to Registrant's Form 8A
      of  Registration Statement filed on  October
      9,  1998, (File   No.   001-14547)   and
      incorporated   herein   by reference).

10(a) Offer and Acceptance of Executive Employment effective June 1, 1999 by and between Ashworth, Inc. and Suzi
      Chauvel.

27   Financial Data Schedule

(b)  Reports on Form 8-K:
      No reports on Form 8-K were filed by the Company during the third quarter of the fiscal year ending October 31, 1999.

                      SIGNATURES


Pursuant  to  the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHWORTH, INC.
                                   (Registrant)

Date: September 14, 1999        By: /s/ Randall L.Herrel, Sr.
                                Randall L. Herrel, Sr.
                                President and Chief Executive Officer


Date: September 14, 1999        By: /s/ Terence W. Tsang
                                Terence W. Tsang
                                Chief Financial Officer