Form 10-K
period 1999-10-31
ASHWORTH INC
filed 2000-01-28
CIK 820774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 31, 1999, was $56,828,000 based upon the last reported sale price of the Company's Common Stock as reported by the Nasdaq National Market System.

There were 13,776,573 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 1999.

PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1999.

                     CAUTIONARY STATEMENTS AND RISK FACTORS

This report on Form 10-K contains certain forward looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward looking statements may contain the words, "believe", "anticipate", "except", "estimate", "project", "will be", "will continue", "will likely result", or other similar words and phrases. Forward looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include, but are not limited to, the following:

- Demand for the Company's products may decrease significantly if the popularity of golf decreases. Demand may also be adversely affected if there is a weakening in the economy of the United States or the foreign countries in which the Company sells its apparel products.

- Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion within its industry. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received.

- The Company's business is seasonal, and sales in the fourth calendar quarter have historically been particularly weak.

- The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company's market share is not significant. Price competition or industry consolidation could weaken the Company's competitive position.

- Certain of the Company's competitors may be better positioned to capitalize on the opportunities provided by e-commerce (i.e. sales and marketing over the Internet). This could result in weakening the Company's competitive position.

- The Company relies upon domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company's quality standards, the Company could lose sales.

- The Company maintains high levels of inventory to support its Basics program, and additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and inventory writedowns may impair the Company's financial performance in any period. Particular inventory may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

                                     PART I

ITEM 1. BUSINESS

                       GENERAL DESCRIPTION OF THE COMPANY

        Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms "we", "us", "Ashworth", and the "Company" refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. Ashworth products are sold in golf pro shops, resorts, at better department and specialty retail stores, and in selected international markets.

        The Company has wholly-owned subsidiaries that own and operate the nine Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes our products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. The Company opened a new division on November 1, 1998 to distribute Ashworth products in Canada. Ashworth, Inc. and its wholly-owned subsidiary, Ashworth U.K., Ltd., were partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention until September 1, 1998 when the partnership was dissolved.

        At its inception, Ashworth designed and marketed classically styled, natural fiber golfwear and distributed it in the United States under the Ashworth(R) brand exclusively to golf pro shops and resorts. The Company has focused on developing a new look in golfwear over the past ten years, using natural fibers and a loose relaxed fit emphasizing quality in product and presentation, which are now industry standards. Its men's and women's golf lifestyle apparel is aimed predominately at the younger active male and female consumers in the middle/upper middle income range and is priced in the middle to upper middle price range for golf apparel. For the past few years, Ashworth has been a leading golf apparel line sold at pro shops in the United States.

                                ASHWORTH PRODUCTS

        All of our products are designed in-house with the exception of footwear. IGF, the exclusive licensee of Ashworth footwear, designs, produces and markets the Ashworth footwear line through its own independent sales force.

        The Ashworth Men's Division designs two Spring, two Summer, three Fall, one Resort, one Holiday, one Weather Systems and one Basics collection per year. Each collection consists of approximately 30 to 40 styles. Product design focus is on classic, timeless designs with an emphasis on quality and natural fibers.

        The Ashworth Men's collections consist of knit and woven shirts, pullovers, sweaters, vests, pants, shorts, hats, and accessories. The Company also designs a Weather Systems(TM) collection made largely of technical fabrics and produced for a variety of weather conditions including cold and rainy as well as hot and humid. In 1996, the Company introduced a Basics line of shirts, pants and shorts in popular styles and colors that have not changed significantly from season to season.

        Ashworth introduced its new Women's Line in 1998. The Women's Division designs three Spring/Summer, four Fall/Holiday and one Basics collection per year. Each collection consists of approximately 20 to 30 styles. Product design focus is on incorporating casual elegance and timeless simplicity with an emphasis on quality.

                              DISTRIBUTION CHANNELS

        Approximately 92% of our products are warehoused in and shipped from our distribution facilities in Carlsbad, California. Drop-shipments from off-shore factories directly to international distributors account for 3% of the Company's products. Approximately 5% of the Company's products are made in Europe for delivery to Ashworth U.K., Ltd.

        The Company currently distributes and sells its products primarily through the following six channels of distribution:

U.S. GOLF PRO SHOPS, RESORTS AND OFF-COURSE GOLF SPECIALTY SHOPS

        The Company's core customers are golf pro shops located at golf courses. According to the 1999 Darrell Survey, a leading golf industry consumer usage survey, Ashworth was the leading golf apparel company in the United States with an 11.4% market share. We currently distribute to pro shops in nearly all of the 50 states.

U.S. DEPARTMENT STORES AND SPECIALTY STORES

        Ashworth currently sells its products to selected upscale department and specialty stores, including Nordstrom, Parisians, Dayton Hudson, Belk and Bloomingdales.

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

INTERNATIONAL MARKET

        The Company operates a wholly-owned subsidiary in Essex, England that distributes Ashworth products to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Switzerland and Portugal. On November 1, 1998, the Company opened a division, operated by Almec Leisure Group, which distributes Ashworth products in Canada.

        On October 11, 1999, the Company entered into a three-year licensing and distribution agreement with Kosugi Sangyo Co., Ltd. in Japan. Under the agreement, Kosugi Sangyo will import certain product lines from Ashworth and manufacture other licensed products designed specifically for the Japanese market. Kosugi will distribute the Ashworth product to better golf specialty shops and other upscale distribution channels beginning with Spring 2000.

        The Company also uses distributors to sell Ashworth products in other countries such as Taiwan, Singapore, Guam, Indonesia and the United Arab Emirates.

ASHWORTH RETAIL STORES

        The Company operates, through wholly-owned subsidiaries, nine retail stores in California, Texas, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. Occasionally the Company sells excess inventory through third party discount stores.

ASHWORTH CONCEPT STORE

        The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to retail lifestyle products. These include products such as Ashworth apparel, soft furnishings and small gift items.

                               SALES AND MARKETING

        The Company's products are sold in the United States and Europe largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has 71 sales representatives in the United States and 35 sales representatives in Europe and Canada. The Company uses 11 different distributors in other international locations.

        In an effort to add exposure and consumer credibility to its Ashworth brand, the Company currently has five popular and well-known golf celebrities who wear and endorse the Company's products. They are: (1) Fred Couples, considered by many to be the most popular golfer in the world; (2) John Cook;
(3) Dave Stockton, Sr., a player on the Senior PGA tour; (4) Scott Verplank; and
(5) Jim Nantz, a popular CBS golf announcer. The Company is using these players and celebrities in advertisements, in store displays, and for trade shows, store and other special appearances.

        The Company has also created an Ashworth Advisory Team made up of outstanding individuals from around the world who will act as ambassadors and brand spokespersons as well as wear-test all products. The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.

        Ashworth expanded its in-store shop program in 1999 and now has a presence in approximately 800 locations throughout the United States. This modular fixture program is designed to help create a dedicated in-store shop for Ashworth products coupled with pictures and displays of our spokespersons and golf professionals.

        In an effort to introduce new young customers to the Ashworth brand, we support collegiate golf by providing team uniforms to numerous college and university golf teams.

        The domestic market for Ashworth apparel has been seasonal, with the highest sales traditionally in the period January through August and the lowest sales volume in the months of September through December. The Company hopes that the addition of department and specialty retail store markets, the corporate market, and additional business for fall and winter in the European market will help to reduce the seasonality of the Company's business.

        Sales in fiscal 1999 were $107,921,000, an increase of 0.5% over sales of $107,341,000 in fiscal 1998. This increase was primarily the result of an increase in domestic sales largely offset by the decline in foreign sales.

        During the last three fiscal years, the Company had the following domestic and international sales of Ashworth products:

                                                  YEAR ENDED OCTOBER 31,
                                            1999          1998          1997
                                          --------      --------      --------
CONSOLIDATED SALES:                                   (In Thousands)

Domestic Sales                            $ 93,527      $ 89,389      $ 70,129

International Sales:
   Ashworth U.K. Ltd.                        7,950        10,637         9,091
   Other International Jurisdictions         6,444         7,315         9,928
                                          --------      --------      --------
Total International Sales                   14,394        17,952        19,019

    TOTAL SALES                           $107,921      $107,341      $ 89,148
                                          ========      ========      ========

See Note 1 of Notes to the Consolidated Financial Statements for sales, operating income or loss and identifiable assets of Ashworth U.K., Ltd., and
Note 11 for market segment information.

        At December 31, 1999, we had backlog orders of approximately $41,316,000 compared with approximately $38,300,000 at December 31, 1998. Backlog reflects orders that are placed with the Company prior to the quarter in which the goods are to be shipped, as opposed to "at-once" orders which are received in the quarter in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately July 2000. The amount of backlog orders at a particular time is affected by a number of factors, including the timely flow of product from suppliers and local contractors which can impact the Company's ability to ship on time, and the timing of customers' orders. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

                                    INVENTORY

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

                                   COMPETITION

        According to the 1999 Darrell Survey, the Ashworth brand was the leader in the Company's core green grass market in 1999, with an 11.4% market share. The Company's share of other markets it has more recently entered, including upscale department stores and the corporate market, is minor, however. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the growing golf apparel market in recent years. Many of the Company's competitors have greater financial resources and greater experience than the Company. Ashworth competes with other golf apparel manufacturers on design, product quality and brand image.

                                PRODUCT SOURCING

        Ashworth sources its products in the following ways:

        CONTRACT MANUFACTURING: Approximately 70% of our production in fiscal 1999 was sourced domestically with the majority of the cutting and sewing work being performed by two main independent cutting and sewing contractors in the San Diego area. We have no written agreements with these firms but have used their services since our inception. We consider our relations with these contractors to be excellent. We purchase most of our fabric from domestic mills and then distribute the fabrics to our contractors after quality inspection. We are currently in the process of changing from cut and sew operations to purchasing finished goods from these contractors.

        READY-MADE FINISHED GOODS: Approximately 30% of our production in fiscal 1999 was through purchases of ready-made goods, manufactured to our quality and styling specifications domestically and from sources outside of the United States. In fiscal 1999, we again increased the proportion of finished goods made offshore. We now import products from China, Hong Kong, Italy, Korea, Macau, Malaysia, Mexico, the Philippines, Singapore, Sri Lanka, Taiwan, Thailand and other countries.

        IN-HOUSE MANUFACTURING: We discontinued our in-house hat manufacturing facility in July 1998 and we are currently purchasing the headwear offshore, primarily from Taiwan and China. Following this change in 1998, the Company has no in-house manufacturing operations.

        IN-HOUSE EMBROIDERY: We embroider custom golf course logos and tournament logos in-house on 44 multi-head, computer-controlled embroidery machines with a total of 455 sewing heads. The embroidery design library contains over 25,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 95,000 logos per week on approximately 70,000 garments.


                          YEAR 2000 COMPUTER CONVERSION

        As of January 25, 2000, neither Ashworth nor any key vendors have experienced any material adverse effects related to the Year 2000 issue. At this time, Ashworth does not expect to encounter any Year 2000 issues that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company.


                                   TRADEMARKS

        The Company owns and utilizes several trademarks, principal among which are the Ashworth word and design marks, the Golfman word and design marks, the Ashworth Harry Logan word mark, and the Weather Systems word mark. The Ashworth word and design marks and the Golfman design marks have been registered for apparel, shoes and leather goods (including golf bags) on the Principal Register of the United States Patent and Trademark Office.

        The Company has registered the Ashworth word and design marks and the Golfman design marks for apparel and shoes in approximately 70 countries and is applying for registration of these trademarks in approximately 13 additional countries. The application process usually takes from six months to two years to complete. The marks also have been registered or applications to register them have been filed for luggage/golf bags in many of the same countries.

        We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. Although we believe that we have the exclusive right to use the trademarks and intend to vigorously protect our trademarks against infringement, there can be no assurance that we can successfully protect the trademarks from conflicting uses or claims of ownership.

                                    EMPLOYEES

        At December 31, 1999, Ashworth had approximately 466 regular employees and 156 seasonal temporary employees. We consider our labor relations to be generally good.


ITEM 2. PROPERTIES

        The Company owns two buildings located on Loker Avenue West in Carlsbad, California which were purchased on December 9, 1993 for $3,500,000. The buildings total approximately 77,000 square feet, consisting of space for administrative, embroidery, warehousing and distribution functions. The purchase was financed with a down payment of $700,000 and a mortgage of $2,800,000 amortized over thirty years but due and payable in seven years.

        The Company and its subsidiaries have the following leases for manufacturing and distribution facilities, as well as leases for retail space for its stores:

                                              Lease  Min/Current       Maximum
                            Square       Expiration    Base Rent     Base Rent
Location                   Footage             Date    Per Month     per Month
--------                   -------             ----    ---------     ---------
                                                             ($)           ($)
MANUFACTURING AND DISTRIBUTION CENTERS:
Carlsbad, CA                47,800         10/31/00       24,000        24,000
Vista, CA                   42,000         10/31/00       18,060        18,060
Essex, England               5,500         10/31/03        4,052         4,052
Essex, England               5,500         10/31/03        4,052         4,052
Leeds, England                 600          7/15/00          822           822
RETAIL STORES
San Ysidro, CA               2,450          4/30/03        4,422         4,974
San Marcos, TX               3,000          8/31/00        4,514         4,514
Vacaville, CA                2,500         11/30/00        4,849         5,060
Barstow, CA                  3,400          9/30/04        5,667         6,378
Phoenix, AZ                  4,000          9/30/00        5,976         5,976
Park City, UT                2,250          5/31/05        3,103         3,762
Hillsboro, TX                2,700          5/31/00        4,613         4,613
Silverthorne, CO             2,250          6/30/05        4,031         4,031
Las Vegas, NV                2,450          9/30/01        4,088         4,088
CONCEPT STORE
Costa Mesa, CA               6,020          1/31/08       25,088        32,613

        The Company also pays percentage rent based on sales which exceed certain breakpoints for all of the retail store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.

ITEM 3.   LEGAL PROCEEDINGS.

        On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain Ashworth officers and directors. The complaint alleged that, during the class period, Ashworth executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of Ashworth common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. The Company has approximately 60 days to respond by way of a motion to dismiss or other responsive pleading. Under the scheduling order entered by the United States District Court, a hearing on the Company's motion to dismiss, if filed, will occur no sooner than May of 2000. Until that time, under the applicable provisions of the Private Securities Litigation Reform Act of 1995, plaintiffs cannot conduct discovery against the Company until resolution of the motion to dismiss. Accordingly, no discovery has occurred to date. The Company has retained counsel, conducted an internal investigation of the allegations of the various complaints and intends to vigorously defend against the action.

        Ashworth is party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such other claims and litigation cannot currently be ascertained, the Company does not believe that these other matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position or results of operations of the Company.


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


                                           HIGH          LOW
FISCAL YEAR 1998
Quarter ended January 31, 1998            14 3/8       10
Quarter ended April 30, 1998              18 3/8       13 1/4
Quarter ended July 31, 1998               18 1/16       6 14/16
Quarter ended October 31, 1998             8 1/4        5 7/16

                                           HIGH          LOW
FISCAL YEAR 1999
Quarter ended January 31, 1999             6 3/4        4 1/8
Quarter ended April 30, 1999               5 1/2        3 1/8
Quarter ended July 31, 1999                6            3 9/16
Quarter ended October 31, 1999             5 1/2        3 7/8


HOLDERS

        There is only one class of Common Stock. As of December 31, 1999, there were 663 stockholders of record and approximately 9,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

        No dividends have been declared during the past two fiscal years with respect to the Common Stock.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1999, 1998 and 1997 and the balance sheet data at October 31, 1999 and 1998 are derived from, and should be read in conjunction with the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1996 and 1995 and the balance sheet data at October 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.


                                                                   YEARS ENDED OCTOBER 31,
                                                      1999       1998      1997      1996      1995
                                                    ---------  --------   -------   -------   -------
STATEMENT OF INCOME DATA:                               (In thousands, except per share amounts)
Net Sales                                           $107,921   $107,341   $89,148   $75,413   $74,524
Gross Profit                                          39,363     40,622    34,103    27,395    25,025
Selling, general and administrative expenses          32,867     31,691    25,282    24,087    21,521
Income from operations                                 6,496      8,931     8,821     3,308     3,504
Net income                                             3,817      5,300     4,827     1,403     1,401
Net income per basic share                              0.27       0.37      0.39      0.12      0.12
Weighted average basic shares outstanding             14,035     14,185    12,403    12,026    11,798
Net income per diluted share                            0.27       0.36      0.38      0.12      0.12
Weighted average diluted shares outstanding           14,045     14,805    12,564    12,078    12,008


                                                                  AS OF OCTOBER 31,
                                               1999       1998        1997      1996       1995
                                              -------    -------     -------   -------    -------
                                                                 (In thousands)
BALANCE SHEET DATA:
Working capital                               $57,734    $54,768     $44,828   $31,583    $29,216
Total assets                                   80,106     81,634      68,817    54,912     58,072
Long-term debt (less current portion)           2,764      3,445       4,336     5,307      5,195
Stockholders' equity                           69,426     67,105      53,001    38,867     36,390


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

        Consolidated net sales were $107,921,000 for fiscal 1999, an increase of 0.5% over net sales of $107,341,000 in fiscal 1998. An increase in domestic sales was largely offset by a decline in foreign sales. Domestic sales for fiscal 1999 increased 4.6% to $93,527,000 from $89,389,000 in fiscal 1998 primarily due to increased wholesale distribution. Foreign sales decreased by 19.8% to $14,394,000 in fiscal 1999 from $17,952,000 in fiscal 1998 due primarily to lower sales in the Company's U.K. Subsidiary. Sales from the Company's subsidiary in England, in fiscal 1999 decreased by 25.3% or $2,687,000, as compared to sales in the prior year due to softened demand.

        The gross profit margin for fiscal 1999 decreased to 36.5% from 37.8% in fiscal 1998. The decrease was primarily a result of sales discounts and increased markdowns of prior season inventory.

        Selling, general and administrative ("SG&A") expenses for fiscal 1999 increased to 30.5% of net sales compared to 29.5% in 1998. Actual SG&A expenses were $32,867,000 in fiscal 1999 compared to $31,691,000 in 1998. This 3.7%
increase is higher than the sales increase of 0.5% for the year and is due primarily to the addition of the Canadian division following the third quarter of fiscal 1998 as well as increased costs of distribution.

        Net other expenses were $229,000 for fiscal 1999 compared to $241,000 in fiscal 1998. Interest expense declined to $431,000 in fiscal year 1999 from $451,000 in fiscal year 1998 due primarily to reduced borrowing on the Company's line of credit with the bank.

        The effective income tax rate for fiscal 1999 increased slightly to 39.1% from 39.0% in fiscal 1998.

        During fiscal year 1999, the Company earned a net income of $3,817,000 as compared to a net income of $5,300,000 in the prior year. The reduction in net income for fiscal year 1999 was primarily attributable to a lower gross margin and higher SG&A expenses.

1998 COMPARED TO 1997

        Consolidated net sales were $107,341,000 for fiscal 1998, an increase of 20.4% over net sales of $89,148,000 in fiscal 1997. Domestic sales for fiscal 1998 increased 27.5% to $89,389,000 from $70,129,000 in fiscal 1997 primarily from larger volume sales of Ashworth apparel due to increased number of accounts as well as increased average order size. Foreign sales decreased by 5.6% to $17,952,000 in fiscal 1998 from $19,019,000 in fiscal 1997 due primarily to lower sales in Asia. Sales from the Company's subsidiary in England in fiscal 1998 increased by 17.0% over sales from the prior year.

        The gross profit margin for fiscal 1998 decreased to 37.8% from 38.3% in fiscal 1997. The Company experienced a reduction in its average unit cost from offshore sourcing of some of its products but this improvement was offset by sales discounts and increased mark downs of prior season inventory.

        SG&A expenses for fiscal 1998 increased to 29.5% of net sales compared to 28.4% in 1997. Actual SG&A expenses were $31,691,000 in fiscal 1998 compared to $25,282,000 in 1997. This 25.4% increase is higher than the sales increase of 20.4% for the year and is due primarily to investment in sales and marketing programs and increased distribution expenses. The Company spent more on advertising and sales incentive programs in fiscal 1998 than in 1997 and also incurred start-up costs associated with the launch of the Women's line and the development of the new Corporate sales division. The Company also incurred additional sales and customer service expenses and additional distribution expenses in fiscal year 1998 because of problems encountered with the quality and timeliness of certain products produced in Central and South America.

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

        During the fourth quarter of fiscal year 1998 the Company incurred a net loss of $1,861,000 as compared to a net income of $4,000 in the same period of the prior year. The net loss in the fourth quarter of fiscal year 1998 was primarily attributable to adjustments related to excess prior season inventory, the decision to discontinue the Company's young men's line (AGCo label), additional investment in sales and marketing programs to increase the Fall/Holiday account base and increased expenditures to market the Company's new Women's and Corporate divisions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are expected to be cash flows from operations, a working capital line of credit with its bank, and other financial alternatives such as leasing. Ashworth's need for working capital is seasonal with the greatest requirements from approximately October through the end of April each year. The inventory build-up during this period is to provide product for shipment for the spring/summer selling season. Management believes that cash from operations, the bank line of credit and leasing alternatives will be sufficient to meet our working capital requirements through fiscal 2000.

        Operations in fiscal 1999 produced a positive cash flow of $5,646,000, compared to a negative cash flow of $4,284,000 in fiscal 1998. The primary reasons for the positive cash flow from operations was a decrease in inventories and a slower growth in accounts receivable. Inventory decreased by 13.2% to $30,644,000 at October 31, 1999 compared to $35,288,000 at October 31, 1998.

        In May 1998, the Company extended its business loan agreement with Bank of America through March 1, 2000. The agreement provides a revolving line of credit of $20,000,000. Interest is charged at the bank's reference (prime) rate, minus one-half of a percentage point. The loan agreement contains certain financial covenants that include a requirement for Ashworth to maintain a certain minimum tangible net worth and a minimum ratio of cash and accounts receivable to current liabilities. The Bank amended the agreement on May 29, 1998 to permit the Company to acquire, for value, shares of Ashworth stock in an amount not to exceed $7,500,000 during the term of the agreement. The line of credit may also be used to finance up to $12,000,000 in commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $8,550,000 at October 31, 1999 and $11,820,000 at December 31, 1999. Additionally, the agreement allows the Company to enter into spot and forward foreign exchange contracts. (See Note 1, Foreign Currency and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.) At October 31, 1999, the Company had no loan amounts outstanding with the bank. At December 31, 1999, the loan balance outstanding was $600,000. Ashworth is currently in the process of negotiating a new business loan agreement with the bank.

        During fiscal 1999, the Company invested $1,459,000 in property and equipment, primarily for computer equipment, embroidery machines, and fittings and leasehold improvements. For fiscal 2000, Ashworth management anticipates spending approximately $3,700,000 primarily for upgrades of computer systems and equipment, warehouse automation, and leasehold improvements. Management intends to finance the purchase of its capital equipment from its own cash resources, but may use leases or equipment financing agreements if appropriate.

        Ashworth's long-term debt on October 31, 1999, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 & 2793 Loker Avenue West, Carlsbad, California, which had a balance outstanding of $2,646,000, notes payable on equipment purchases totaling $733,000 and capitalized leases with principal sum liabilities of $66,000.

        During fiscal 1999, share capital and capital in excess of par value decreased by $1,429,000, as a result of the Company repurchasing 303,000 shares of its common stock.

CURRENCY FLUCTUATIONS

        Ashworth U.K., Ltd., a wholly-owned subsidiary in England, maintains its books of account in British pounds and Ashworth Canada, a division in Montreal, Canada, maintains its books of account in Canadian dollars. For consolidation purposes, the assets and liabilities of Ashworth U.K. Ltd. and Ashworth Canada are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and these amounts are reported in the stockholders' equity section of the balance sheets.

        Ashworth U.K. Ltd. sells Ashworth products to other countries in the European Union, largely with sales denominated in the local currency. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain that is reported in earnings. The Company has considered the impact of the Euro conversion to its business and does not believe that it will have a material impact on its future results from operations or its financial condition. (See Note 1, Foreign Currency.)

        Ashworth Canada sells Ashworth products within Canada with the sales denominated in Canadian dollars and ordinarily there is no transaction adjustment for currency exchange rate for the Company.

        All export sales by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rate for the Company. However, with respect to export sales to Ashworth U.K., Ltd. and Ashworth Canada, the foreign subsidiaries are at risk on their indebtedness to Ashworth, Inc.

The subsidiaries maintain their accounts with Ashworth, Inc., in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to pounds or Canadian dollars by multiplying the indebtedness by the closing pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or an expense in each subsidiary's financial statement. When the financial statements of Ashworth U.K., Ltd. and Ashworth Canada are consolidated with the financial statement of the parent company, the gain or loss on transactions, relating to the long-term portion of the inter company indebtedness, is eliminated from the income statement and appears in the Stockholders' Equity section of the consolidated balance sheet under "Accumulated other comprehensive income (loss)".

        The Company is purchasing increasing quantities of its products from offshore manufacturers. All of these purchases were U.S. dollar denominated, or in British pounds for the Ashworth subsidiary in England and, consequently, there was no foreign currency exchange risk.

INFLATION

        Management believes that inflation has not had a material effect on our results of operations during the three most recent fiscal years.

NEW ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has adopted SFAS No. 131 in fiscal year 1999.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. Thus SFAS No. 133 is effective for our fiscal year ending October 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's only long-term debt are notes payable, secured by the Company's equipment, land and buildings with a total balance of $3,445,000 at October 31, 1999. These notes bear interest with rates ranging from 7.3% to 11.0%. Due to the relative immateriality of these notes payable, an immediate 10% change in interest rates would not have material effect on the Company's financial results of operations.

        The Company entered into five foreign exchange contracts with its bank for fiscal 1999 to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. These contracts provided that the Company would sell the bank pounds for a specified number of U.S. dollars. Four contracts were for 350,000 pounds and one was for 300,000 pounds. Additionally, Ashworth U.K. Ltd. entered into similar contracts with the National Westminster Bank, in England, to hedge against currency fluctuations between the pound and other European currencies during fiscal 1999. These contracts have maturity dates that do not normally exceed 12 months. As of October 31, 1999, the Company had outstanding the following material purchased foreign currency forward exchange contracts (in thousands, except average contract rate):

                                                Contract      Weighted-Average     Unrealized
                                                 Amount         Rate Against          Gain
  Foreign Currency Forward Contracts        US $ Equivalent       Sterling      US $ Equivalent
  -----------------------------------------------------------------------------------------------
  Danish Kroner                                    166.4             11.157            6.5
  French Francs                                    117.1              9.815            4.9
  Deutsche Marks                                   340.5              2.928           14.0
  Irish Punts                                       64.0              1.180            2.6
                                                 -------                            -------
                                                  $688.0                             $28.0
                                                 =======                            =======

        The contracts are for the sale of the listed foreign currency in exchange for British Pounds Sterling.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following financial statements with respect to the Company are submitted herewith:

    1.  Independent auditors' report, page F-1.

    2.  Consolidated Balance Sheets - October 31, 1999 and 1998, pages F-2 and
        F-3.

    3. Consolidated Statements of Income for the years ended October 31, 1999, 1998 and 1997, page F-4.

    4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1999, 1998 and 1997, page F-5.

    5. Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997, page F-6.

    6.  Notes to Consolidated Financial Statements, pages F-7 through F-21.

    7.  Independent auditors' report on Supplementary Schedule, page F-22.

    8.  Supplementary Schedule, page F-23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than February 28, 2000 and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than February 28, 2000 and is incorporated into this Item by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than February 28, 2000 and is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than February 28, 2000 and is incorporated into this Item by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

    1.  Financial Statements

        Independent auditors' report

        Consolidated Balance Sheets - October 31, 1999 and 1998

        Consolidated Statements of Income for the years ended October 31, 1999, 1998 and 1997

        Consolidated Statements of Stockholders' Equity for the years ended October 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements - October 31, 1999, 1998 and 1997

    2.  Financial Statement Schedule

        Independent auditors' report on supplementary schedule

        Schedule II - Valuation and Qualifying Accounts

    3.  Exhibits.

        See Item (c)  below.

(b) Report on Form 8-K
        None

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

10(a)* Executive Employment Agreement effective January 1, 1995 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(a) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)* Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel. (filed as Exhibit 10(b) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)* Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(d) Promotion Agreement effective June 1, 1998 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(d) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(e)* First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(f)* Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective May 31, 1999 by and between Ashworth, Inc. and A. John Newman. (filed as Exhibit 10(b) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(g)* Offer and Acceptance of Executive Employment effective March 2, 1999 by and between Ashworth, Inc. and Gabrielle Sampietro (filed as Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(h)* Offer and Acceptance of Executive Employment effective March 15, 1999 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(d) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(i)* Offer and Acceptance of Executive Employment effective June 1, 1999 by and between Ashworth, Inc. and Suzi Chauvel (filed as Exhibit 10(a) to Registrant's Form 10-Q for the quarter ended July 31, 1999 (File No. 0-18553) and incorporated herein by reference).

10(j) Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to Registrant's Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(k) Amended and Restated Nonqualified Stock Option Plan dated June 17, 1994 (filed as Exhibit 10(f) to Registrant's Form 10-K for the year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

10(l) Amended and Restated Incentive Stock Option Plan dated June 17, 1994 (filed as Exhibit 10(h) to Registrant's Form 10-K for the year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

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

27       Financial Data Schedule

* Compensation plan, contract or agreement required to be filed as an Exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Ashworth, Inc.:


We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 1999 in conformity with generally accepted accounting principles.




                                    KPMG LLP


San Diego, California
December 10, 1999

                         ASHWORTH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 1999 and 1998

                                     ASSETS

                                                                       1999               1998
                                                                   ------------       ------------
Current assets:
  Cash and cash equivalents                                        $  6,507,000       $  4,763,000
  Accounts receivable - trade, net of allowance for doubtful accounts of $889,000 and $1,039,000 in 1999 and 1998,
    respectively                                                     21,194,000         19,924,000

  Accounts receivable - other                                         1,686,000            459,000
  Inventories                                                        30,644,000         35,288,000
  Income tax receivable                                               1,099,000          1,149,000
  Other current assets                                                1,928,000          1,613,000
  Deferred income tax asset                                           1,503,000          1,486,000
                                                                   ------------       ------------

               Total current assets                                  64,561,000         64,682,000
                                                                   ------------       ------------

Property, plant and equipment, at cost:
  Land                                                                1,200,000          1,200,000
  Buildings and improvements                                          2,809,000          2,809,000
  Production equipment                                                9,996,000          9,180,000
  Furniture and equipment                                            11,152,000         10,845,000
  Leasehold improvements                                              1,798,000          1,652,000
                                                                   ------------       ------------

                                                                     26,955,000         25,686,000
Less accumulated depreciation and amortization                      (13,852,000)       (11,823,000)
                                                                   ------------       ------------

                                                                     13,103,000         13,863,000

Other assets                                                          2,442,000          3,089,000
                                                                   ------------       ------------

                                                                   $ 80,106,000       $ 81,634,000
                                                                   ============       ============

                                                                     (Continued)

                         ASHWORTH, INC. AND SUBSIDIARIES

                            October 31, 1999 and 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1999               1998
                                                            ------------       ------------
Current liabilities:
  Current portion of long-term debt                         $    681,000       $    940,000
  Accounts payable                                             3,460,000          6,260,000
  Accrued liabilities:
    Salaries and commissions                                   1,332,000          1,596,000
    Other                                                      1,354,000          1,118,000
                                                            ------------       ------------

               Total current liabilities                       6,827,000          9,914,000
                                                            ------------       ------------


Long-term debt, net of current portion                         2,764,000          3,445,000
Deferred income tax liability                                    750,000            738,000
Other long-term liabilities                                      339,000            432,000

Stockholders' equity:
  Common stock, $.001 par value; authorized 50,000,000
    shares; issued and outstanding 13,777,000 and
    14,080,000 shares in 1999 and 1998, respectively              14,000             14,000
  Capital in excess of par value                              40,830,000         42,259,000
  Retained earnings                                           28,644,000         24,827,000
  Deferred compensation                                               --             (8,000)
  Accumulated other comprehensive income (loss)                  (62,000)            13,000
                                                            ------------       ------------

                                                              69,426,000         67,105,000
                                                            ------------       ------------
Commitments and contingencies
                                                            $ 80,106,000       $ 81,634,000
                                                            ============       ============

See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

               For the years ended October 31, 1999, 1998 and 1997

                                                    1999             1998             1997
                                               -------------    -------------    -------------
Net sales                                      $ 107,921,000    $ 107,341,000    $  89,148,000
Cost of goods sold                                68,558,000       66,719,000       55,045,000
                                               -------------    -------------    -------------

               Gross profit                       39,363,000       40,622,000       34,103,000

Selling, general and administrative expenses      32,867,000       31,691,000       25,282,000
                                               -------------    -------------    -------------

               Income from operations              6,496,000        8,931,000        8,821,000
                                               -------------    -------------    -------------

Other income (expense):
  Interest income                                    112,000          152,000           67,000
  Interest expense                                  (431,000)        (451,000)        (606,000)
  Net foreign currency exchange gain (loss)          (23,000)          45,000         (400,000)
  Other income (expense), net                        113,000           13,000          (13,000)
                                               -------------    -------------    -------------

                                                    (229,000)        (241,000)        (952,000)
                                               -------------    -------------    -------------

Income before provision for income taxes           6,267,000        8,690,000        7,869,000
Provision for income taxes                         2,450,000        3,390,000        3,042,000
                                               -------------    -------------    -------------

               Net income                      $   3,817,000    $   5,300,000    $   4,827,000
                                               =============    =============    =============

Net income per share:
   Basic                                                 .27              .37              .39
   Diluted                                               .27              .36              .38

Weighted-average shares outstanding:
   Basic                                          14,035,000       14,185,000       12,403,000
   Diluted                                        14,045,000       14,805,000       12,564,000

See accompanying notes to consolidated financial statements.

                               ASHWORTH, INC. AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity

                     For the years ended October 31, 1999, 1998 and 1997

                                                                                                          Accumulated
                                                                                               Note           Other
                                                      Capital in                 Deferred    Receivable     Comprehen-
                                 Common Stock         Excess of     Retained      Compen-      from       sive Income/
                               Shares      Amount     Par Value     Earnings      sation    Stockholder      (Loss)        Total
                             ----------   --------   ------------  -----------  ----------  -----------   ------------  -----------
BALANCE,
OCTOBER 31, 1996             12,163,000   $ 12,000   $ 24,218,000  $14,700,000  $(110,000)       $ --      $ 47,000     $38,867,000
Options exercised             1,267,000      1,000     10,059,000           --         --          --            --      10,060,000
Amortization of
  deferred compensation              --         --             --           --     51,000          --            --          51,000
Net income                           --         --             --    4,827,000         --          --            --       4,827,000
Note receivable from
  stockholder                        --         --             --           --         --    (850,000)           --        (850,000)
Translation adjustment               --         --             --           --         --          --        46,000          46,000
                             ----------   --------   ------------  -----------  ---------   ---------      --------     -----------
BALANCE,
OCTOBER 31, 1997             13,430,000     13,000     34,277,000   19,527,000    (59,000)   (850,000)       93,000      53,001,000
Options exercised             1,327,000      2,000     13,197,000           --         --          --            --      13,199,000
Treasury stock acquired
  and retired                  (677,000)    (1,000)    (5,215,000)          --         --          --            --      (5,216,000)
Amortization of deferred
  compensation                       --         --             --           --     51,000          --            --          51,000
Net income                           --         --             --    5,300,000         --          --            --       5,300,000
  Note receivable from
  stockholder                        --         --             --           --         --     850,000            --         850,000
Translation adjustment               --         --             --           --         --          --       (80,000)        (80,000)
                             ----------   --------   ------------  -----------  ---------   ---------      --------     -----------
OCTOBER 31, 1998             14,080,000     14,000     42,259,000   24,827,000     (8,000)         --        13,000      67,105,000
Treasury stock acquired
  and retired                  (303,000)        --     (1,429,000)          --         --          --            --      (1,429,000)
Amortization of deferred
  compensation                       --         --             --           --      8,000          --            --           8,000
Net income                           --         --             --    3,817,000         --          --            --       3,817,000
Translation adjustment               --         --             --           --         --          --       (75,000)        (75,000)
                             ----------   --------   ------------  -----------  ---------   ---------      --------     -----------
BALANCE,
OCTOBER 31, 1999             13,777,000   $ 14,000   $ 40,830,000  $28,644,000       $ --        $ --      $(62,000)    $69,426,000
                             ==========   ========   ============  ===========  =========   =========      ========     ===========


See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the years ended October 31, 1999, 1998 and 1997

                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                              $  3,817,000    $  5,300,000    $  4,827,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of deferred compensation                      8,000          51,000          51,000
      Depreciation and amortization                          2,067,000       2,215,000       2,142,000
      (Gain) loss on disposal of property, plant and            11,000          (2,000)         39,000
        equipment
      Deferred income tax provision (benefit)                   (5,000)       (206,000)        627,000
      Compensation related to grant of stock options                --              --         323,000
      Provision for doubtful accounts and sales returns        309,000         608,000         323,000
      Increase in accounts receivable                       (2,806,000)     (8,285,000)     (3,316,000)
      Decrease (increase) in inventories                     4,644,000      (1,643,000)     (8,916,000)
      Decrease in income tax receivable                         50,000         373,000         247,000
      Increase in other current assets                        (162,000)     (1,071,000)       (274,000)
      Decrease (increase) in other assets                      634,000      (1,340,000)       (796,000)
      Increase (decrease) in accounts payable               (2,800,000)        114,000         177,000
      Increase (decrease) in accrued liabilities               (28,000)       (165,000)        208,000
      Increase (decrease) in other long-term                   (93,000)       (233,000)        665,000
        liabilities
                                                          ------------    ------------    ------------
             Net cash provided by (used in) operating        5,646,000      (4,284,000)     (3,673,000)
             activities
                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Net purchases of property, plant and equipment            (1,459,000)     (2,365,000)     (1,980,000)
  Proceeds from sale of property, plant and equipment            1,000           2,000          21,000
                                                          ------------    ------------    ------------
             Net cash used in investing activities          (1,458,000)     (2,363,000)     (1,959,000)
                                                          ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments on capital lease obligations              (53,000)       (189,000)       (415,000)
  Borrowings on line of credit                              16,065,000       3,025,000      16,355,000
  Payments on line of credit                               (16,065,000)     (3,025,000)    (16,355,000)
  Principal payments on notes payable and long-term           (887,000)       (941,000)     (1,053,000)
    debt
  Proceeds from exercise of stock options                           --      13,199,000       8,887,000
  Treasury stock acquired                                   (1,429,000)     (5,216,000)             --
  Repayment of note receivable issued to stockholder                --         850,000              --
    for common stock
                                                          ------------    ------------    ------------
             Net cash provided by (used in) financing       (2,369,000)      7,703,000       7,419,000
             activities
                                                          ------------    ------------    ------------

Effect of exchange rate changes on cash                        (75,000)        (80,000)         46,000
                                                          ------------    ------------    ------------

Net increase in cash and cash equivalents                    1,744,000         976,000       1,833,000
Cash and cash equivalents, beginning of year                 4,763,000       3,787,000       1,954,000
                                                          ------------    ------------    ------------

Cash and cash equivalents, end of year                    $  6,507,000    $  4,763,000    $  3,787,000
                                                          ============    ============    ============

Supplemental disclosure of cash flow information:
  Interest paid                                           $    431,000    $    451,000    $    606,000
  Income taxes paid, net of refunds                          2,400,000         395,000       2,167,000

Supplemental disclosures of noncash transactions:
  Capital lease equipment acquired and related capital              --          65,000          99,000
    lease obligations
Note receivable issued to stockholder for common stock              --              --         850,000


See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         October 31, 1999, 1998 and 1997


(1)     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS

        Ashworth, Inc. (the "Company"), based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. It changed its corporate name from Charter Golf, Inc. to Ashworth, Inc. on April 6, 1994. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. The Ashworth products are sold in golf pro shops, resorts, at better department and specialty retail stores, and in selected international markets.

        The Company has wholly-owned subsidiaries that own and operate the nine Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. A division was opened on November 1, 1998 to distribute the Company's products in Canada. Ashworth, Inc. and its wholly-owned subsidiary, Ashworth U.K., Ltd., were partners of a Luxembourg partnership, Ashworth, Inc. et Cie., formed to qualify for trademark registration in Europe under the Madrid Convention until September 1, 1998 when the partnership was dissolved.

        The Company and the Company's subsidiaries had aggregate foreign sales in Europe, Canada, Taiwan, Singapore, United Arab Emirates, Guam, Japan, South Africa, Hong Kong and other countries of approximately $14,394,000, $17,952,000 and $19,019,000 in the years ended October 31,
        1999, 1998 and 1997, respectively. The Company's wholly-owned United Kingdom subsidiary had sales of $7,950,000, $10,637,000 and $9,091,000 and operating income/(loss) of $26,000, $(458,000) and $382,000 in the years ended October 31, 1999, 1998 and 1997, respectively. Ashworth U.K., Ltd. had identifiable assets of $5,927,000 and $2,931,000 as of October 31, 1999 and 1998, respectively.

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

        INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

                         ASHWORTH, INC. AND SUBSIDIARIES

      Below is a summary of the components of inventory at October 31, 1999 and 1998:

                           1999             1998
                       -----------      -----------
Raw materials          $ 2,499,000      $ 4,221,000
Work in process          3,427,000        1,949,000
Finished products       24,718,000       29,118,000
                       -----------      -----------
                       $30,644,000      $35,288,000
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

INTANGIBLE ASSETS

Intangible assets, including trademark costs and goodwill, which are included in other non-current assets, are capitalized and amortized over periods ranging from two to ten years.

ADVERTISING EXPENSES

Advertising costs, which consist primarily of product advertising costs, are included in SG&A and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 1999, 1998 and 1997 were $1,204,000, $1,512,000 and $559,000, respectively.

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

NET INCOME PER SHARE

The Company calculates basic EPS by dividing net income by the weighted-average common shares

                         ASHWORTH, INC. AND SUBSIDIARIES
      outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period (See Note 7, "Net Income Per Share" for computation of EPS.)

      STOCK OPTION PLAN

      Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. (See
      Note 6, "Stockholders' Equity".)

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

      FOREIGN CURRENCY

      The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders' equity and have historically not been material. The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of October 31, 1999 the Company had outstanding foreign currency forward exchange contracts with a notional value of approximately
      $688,000 dollars and had an unrealized gain of $28,000.

                         ASHWORTH, INC. AND SUBSIDIARIES

      REVENUE RECOGNITION

      The Company recognizes revenue at the time products are shipped or, for retail sales, at the point of sale. Provisions are made currently for estimated product returns and sales allowances.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and capital leases) also approximate fair value due to the short term nature of those instruments.

      RECLASSIFICATIONS

      Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(2)   LEASES

      During the years ended October 31, 1999, 1998 and 1997, the Company acquired $0, $65,000 and $99,000, respectively, of various equipment under capital leases.

      At October 31, 1999 and 1998, the accompanying consolidated balance sheets include the following equipment under capital leases:


                                       1999            1998
                                   ---------       ---------
Production equipment               $ 266,000       $ 267,000
Furniture and equipment                   --         278,000
                                   ---------       ---------

                                     266,000         545,000

Less accumulated amortization       (163,000)       (391,000)
                                   ---------       ---------

                                   $ 103,000       $ 154,000
                                   =========       =========


      Amortization of assets held under capital leases is included in depreciation and amortization expense.

                         ASHWORTH, INC. AND SUBSIDIARIES

      The Company also leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense for the years ended October 31, 1999, 1998 and 1997 was $1,813,000, $1,771,000 and $1,467,000,
      respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 1999 are:

                                                       CAPITAL         OPERATING
      YEAR ENDING OCTOBER 31,                           LEASES           LEASES
      ------------------------                      ----------       -----------
                   2000                             $   38,000       $1,436,000
                   2001                                 15,000          724,000
                   2002                                 15,000          680,000
                   2003                                 10,000          559,000
                   2004                                     --          548,000
                   Thereafter                               --        1,330,000
                                                    ----------       ----------
      Total minimum lease payments                      78,000       $5,277,000
                                                                     ==========
      Less amount representing interest
        (at rates ranging from 8.08% to 10.99%)        (12,000)
                                                    ----------
      Present value of future minimum capital
        lease payments (Note 4)                     $   66,000
                                                    ==========


(3)   LINE OF CREDIT AGREEMENT

      The Company has a $20 million working capital line of credit agreement with a bank, which expires on March 1, 2000 and is collateralized by substantially all assets of the Company. The interest rate on borrowings is 0.5% below the bank's reference rate, which was 8.25% at October 31, 1999. The line of credit agreement requires the payment of a commitment fee of approximately 0.25% of the unused portion. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio, and a minimum ratio of cash and accounts receivable to current liabilities. The line of credit agreement also limits the purchase of capital equipment and requires the Company not to incur a net loss in any two consecutive quarters. At October 31, 1999 and 1998, no borrowings were outstanding on this line of credit. The line of credit also provides for a maximum of $12 million in commercial letters of credit and standby letters of credit, of which $8.5 million were outstanding at October 31, 1999. The total amount of unused revolving credit available to the Company at October 31, 1999 was $11.5 million. Ashworth is currently in the process of negotiating a new business loan agreement with the bank.

                         ASHWORTH, INC. AND SUBSIDIARIES

(4)   LONG-TERM DEBT

      Amounts outstanding under long-term debt agreements at October 31, 1999 and 1998 consist of the following:

                                                                    1999              1998
                                                                -----------       -----------
       Installment notes bearing interest ranging from
         7.3% to 8.7%, with due dates through February 2001,
         collateralized by various equipment                    $   733,000       $ 1,590,000

       Note payable to a bank, bearing interest at 8.0%,
         payable in monthly principal and interest payments
         of $20,545 through November 2000 with a balloon
         payment of approximately $2.6 million payable on
         November 30, 2000, collateralized by land
         and buildings                                            2,646,000         2,676,000

       Capital lease obligations (Note 2)                            66,000           119,000
                                                                -----------       -----------

                                                                  3,445,000         4,385,000
       Less current portion                                        (681,000)         (940,000)
                                                                -----------       -----------

       Long-term debt                                           $ 2,764,000       $ 3,445,000
                                                                ===========       ===========


      Future maturities of long-term debt at October 31, 1999 are as follows:


                YEAR ENDED OCTOBER 31,
         -------------------------------------
                    2000                        $   681,000
                    2001                          2,742,000
                    2002                             13,000
                    2003                              9,000
                                                --------------

                                                 $3,445,000
                                                ==============


(5)   EMPLOYEES' 401(k) PLAN

      The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company's expense for the years ended October 31, 1999, 1998 and 1997 was $136,000, $144,000 and $142,000, respectively.

                         ASHWORTH, INC. AND SUBSIDIARIES

(6)   STOCKHOLDERS' EQUITY

      COMMON STOCK OPTIONS

      The Company maintains three nonqualified and incentive stock option plans.

      In August 1987, the Company adopted a nonqualified stock option plan which was subsequently amended (as amended to date, the "Plan"). The Company's Board of Directors, or any committee as the Board of Directors may designate from time to time, administers the Plan and selects the persons to whom options are granted. The Company has reserved 5,700,000 shares of common stock for issuance upon exercise of options granted under the Plan, all of which shares have been registered pursuant to the Securities Act of 1933 and, upon issuance, will be freely tradable without restriction, except for shares held by an "affiliate" of the Company.

      In November 1992, the Company adopted a Founders' nonqualified stock option plan (the "Founders' Plan") to provide a means for recognizing and rewarding officers, directors, consultants and advisors of the Company who have played a substantial role in the founding or early development of the Company. The Founders' Plan is administered by a committee of directors appointed by the Board of Directors, which is presently comprised of three of the Company's outside directors. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted under the Plan, which shares have been registered pursuant to the Securities Act of 1933.

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

      The plans described above provide for an aggregate reservation of 9,700,000 shares of common stock for issuance upon the exercise of granted options. As of October 31, 1999, the Company had 2,792,000 options outstanding under the above plans to purchase common stock at prices ranging from $3.50 to $16.94 with expiration dates between December 1999 and July 2008. At October 31, 1999, a total of 2,163,000 options remained available for grant.

                         ASHWORTH, INC. AND SUBSIDIARIES

      The following is a summary of stock option activity for the three fiscal years ended October 31, 1999:

                                                              OPTION EXERCISE PRICE PER SHARE
                                                            -------------------------------------
                                                                                     WEIGHTED-
                                              SHARES               RANGE             AVERAGE
                                           --------------   --------------------  ---------------
         Balance at October 31, 1996          4,334,000      $4.50  -   $11.63        $7.20
         Granted                                529,000       5.50  -    11.00         6.58
         Exercised                           (1,267,000)      4.50  -     8.50         6.19
         Canceled                              (296,000)      4.50  -    11.63         7.97
                                           --------------   --------------------  ---------------

         Balance at October 31, 1997          3,300,000       4.50  -    11.00         7.43
         Granted                                557,000       9.94  -    16.94        11.54
         Exercised                           (1,327,000)      4.50  -    11.00         7.05
         Canceled                              (127,000)      6.50  -    11.13         8.60
                                           --------------   --------------------  ---------------

         Balance at October 31, 1998          2,403,000       5.00  -    16.94         8.52
         Granted                                650,000       3.50  -     6.00         5.16
         Exercised                                    0       0.00  -     0.00         0.00
         Canceled                              (261,000)      5.50  -    10.81         8.23
                                           --------------   --------------------  ---------------

         Balance at October 31, 1999          2,792,000      $3.50  -   $16.94        $7.80
                                           ==============   ====================  ===============


      The following is a summary of stock options outstanding at October 31, 1999:

                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           --------------------------------------------  ----------------------------
                                            WEIGHTED-
                                             AVERAGE       WEIGHTED-                     WEIGHTED-
                                            REMAINING       AVERAGE                       AVERAGE
           RANGE OF           NUMBER      CONTRACTUAL      EXERCISE       NUMBER         EXERCISE
        EXERCISE PRICES     OUTSTANDING       LIFE           PRICE       EXERCISABLE        PRICE
       ------------------  -------------- --------------  -------------  -------------  -------------
         $3.50 -  7.75        1,510,000         4.8          $5.87         1,090,000       $6.09
          8.00 - 11.75        1,101,000         3.0           9.39           977,000        9.29
         12.00 - 16.94          181,000         5.7          14.28           161,000       13.95
                           -------------- --------------  -------------  -------------  -------------
                              2,792,000         4.1          $7.80         2,228,000       $8.06
                           ============== ==============  =============  =============  =============


      At October 31, 1999, 1998 and 1997, the number of options exercisable was 2,228,000, 1,748,000 and 2,376,000, respectively, and the weighted-average exercise price of those options was $8.06, $8.49 and $7.72, respectively.

      Effective fiscal year 1997, the Company adopted the disclosure requirements of SFAS No. 123. As permitted under this Statement, the Company will continue to measure stock-based compensation cost using the current "intrinsic" accounting method under APB Opinion No. 25.

      For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-

                         ASHWORTH, INC. AND SUBSIDIARIES
      pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 4.39% to 6.20% in 1999, 5.41% to 5.94% in 1998 and 5.55% to 6.65% in 1997; expected volatility of 57.8% to 60.2% in 1999 and 56.4% to 57.5% in 1998 and 44.2% to 46.6% in 1997; and
      expected life of 5 to 7 years in 1999 and 5 to 8 years in 1998 and 1 to 7 years in 1997. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero. The weighted-average fair value of options granted was $2.63 in 1999, $7.60 in 1998 and $3.00 in 1997. Had compensation cost for the Company's employee-based stock option plans been determined consistent with SFAS No. 123, the Company would have recorded net income of $2,646,000 or $0.19 per diluted share in 1999, net income of $2,501,000 or $0.17 per diluted share in 1998 and net income of $3,246,000 or $0.26 per share, in 1997. These pro forma calculations only include the effects of 1999, 1998 and 1997 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

      DEFERRED COMPENSATION

      During fiscal 1993, common stock was issued to a golf professional for future services to the Company for a total value of $305,000. The service arrangements cover a six-year period and the value of the stock is being amortized to operating expenses over this period. The unamortized portion of the deferred compensation is reported as a reduction in stockholders' equity.

      COMPREHENSIVE INCOME.

      As of November 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of the comprehensive income (loss) in addition to net income
      (loss) for the period. For the quarters ended October 31, 1999 and 1998, total comprehensive income (loss) was $476,000 and $(1,807,000), respectively. For the twelve-month periods ended October 31, 1999 and 1998, total comprehensive income was $3,742,000 and $5,220,000, respectively.


(7)   NET INCOME PER SHARE

      In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                    YEAR ENDED OCTOBER 31,
                                                            1999             1998             1997
                                                        -----------      -----------      -----------
      NUMERATOR:
      Net Income                                                  -
      Numerator for basic and diluted earnings per
      share - income available to common shareholders   $ 3,817,000      $ 5,300,000      $ 4,827,000
                                                        ===========      ===========      ===========
      DENOMINATOR:
      Denominator for basic earnings per share
       - weighted average shares                         14,035,000       14,185,000       12,403,000
      Effect of dilutive securities
       - stock options                                       10,000          620,000          161,000
                                                        -----------      -----------      -----------
      Denominator for diluted earnings per share
       - adjusted weighted average shares and
         assumed conversions                             14,045,000       14,805,000       12,564,000
                                                        ===========      ===========      ===========

                         ASHWORTH, INC. AND SUBSIDIARIES

      The diluted weighted average shares outstanding computation excludes 2,502,000, 226,000, and 1,333,000 anti-dilutive shares in 1999, 1998 and
      1997, respectively.

(8)   COMMITMENTS AND CONTINGENCIES

      PROMOTIONAL AGREEMENTS WITH PGA PROFESSIONALS AND A TELEVISION PERSONALITY

      The Company had promotional agreements with several PGA professionals (including Fred Couples, a significant stockholder of the Company), all of whom are related parties, Jim Nantz, a television personality and member of the Company's board of directors, also a related party, and a management company. Under the terms of these agreements, the Company is obligated to pay cash compensation and to issue options (at fair market value) to purchase shares of the Company's common stock. During 1998 the majority of these agreements were modified to reflect the individuals' current status as employees.

      The aggregate annual cash compensation recognized under these agreements in fiscal year 1999, 1998 and 1997 was $814,000, $760,000 and $803,000,
      respectively, of which in 1999, $784,000 of the $814,000 was paid to the related parties. Future minimum commitments under these agreements are $776,000 payable in 2000, $725,000 payable in 2001, $657,000 payable in the years 2002 through 2010 and $548,000 payable in 2011 to the related parties, and $34,000 payable in 2000 and $23,000 payable in 2001 to others.

      The Company issued 261,000 options in 1997 under these agreements at prices ranging from $5.13 to $9.88 per share. The Company recognized $323,000 of compensation expense related to the grant of these stock options in 1997 using the Black-Scholes option-pricing model. The Company determined that the per share weighted-average fair value of these stock options granted during 1997 was $3.38 on the date of grant. The following weighted-average assumptions used for the grant of these stock options were: risk-free interest rates of 5.55% to 6.65%; expected volatility of 44.2% to 46.4% ; and expected life of 1 to 6 years; and no expected dividend yield. The number of options granted to purchase shares of the Company's common stock will vest as follows: 230,000 in 1999, 224,000 in 2000, 208,000 in 2001 and 150,000 per year from years 2002 through 2011.

      These agreements have certain performance requirements that allow the players to earn additional cash compensation. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $56,000, $0 and $214,000 in charges related to performance requirements in 1999, 1998 and 1997, respectively, of which $45,000, $0 and $0 in 1999, 1998 and 1997, respectively, was paid to a related party.

      EXECUTIVE EMPLOYMENT AGREEMENTS

      In fiscal years 1999 and 1998, the Company had executive employment agreements with Gerald W. Montiel and Randall L. Herrel, Sr.

      Mr. Montiel resigned as chairman, director and executive employee effective December 31, 1998. Under the terms of the executive employment agreement with Mr. Montiel he could terminate his employment upon 90 days notice to the Company. The executive employment agreement contains a noncompetition provision covering the term of employment and the ten-year post-termination period which provides that, as consideration for Montiel's non-compete agreement, the Company shall pay

                         ASHWORTH, INC. AND SUBSIDIARIES

      Montiel compensation equal to (i) 100% of his then current salary plus
      (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500.

      The agreement with Mr. Herrel provides for a base salary of $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company's financial success and progress. A $50,000 bonus was awarded to Mr. Herrel in 1998, based on the Company's improved earnings per share in fiscal year 1997 and no bonus was paid to him for fiscal years 1998 and 1999. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

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

      LEGAL PROCEEDINGS

      On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. The Company has approximately 60 days to respond by way of a motion to dismiss or other responsive pleading. Under the scheduling order entered by the United States District Court, a hearing on the Company's motion to dismiss, if filed, will occur no sooner than May of 2000. Until that time, under the applicable provisions of the Private Securities Litigation Reform Act of 1995, plaintiffs cannot conduct discovery against the Company until resolution of the motion to dismiss. Accordingly, no discovery has occurred to date. The Company has retained counsel, conducted an internal investigation of the allegations of the various complaints and intends to vigorously defend against the action.

                         ASHWORTH, INC. AND SUBSIDIARIES

      The Company is party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such other claims and litigation cannot currently be ascertained, the Company does not believe that these other matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position or results of operations of the Company.


(9)   RELATED-PARTY TRANSACTIONS

      At October 31, 1999, the Company had a note receivable from an officer for $70,000. The note is secured by a Short Form Deed of Trust and accrues interest annually at 6%.

      In September 1997, a stockholder of the Company exercised stock options in exchange for a note receivable of $850,000. The note was secured by the underlying common stock, and accrued interest annually at 8%. The entire balance of the note was collected during 1998.

      Starting in 1997, the Company began using as one of its external sales representatives a company which is owned in part by a related party. Sales commissions paid to that company were approximately $228,000, $323,000 and $255,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

      The Company has promotional agreements with a director and certain stockholders. (See Note 8.)

(10)  INCOME TAXES

      The provision for income taxes for the years ended October 31, 1999, 1998 and 1997 is as follows:

                                             1999            1998            1997
                                         -----------     -----------     -----------
      Current provision:
        Federal                          $ 2,047,000     $ 3,000,000     $ 1,966,000
        State                                408,000         596,000         449,000
                                         -----------     -----------     -----------
              Total                        2,455,000       3,596,000       2,415,000
                                         -----------     -----------     -----------
      Deferred provision (benefit):
        Federal                               (4,000)        (98,000)        434,000
        State                                 (1,000)       (108,000)        193,000
                                         -----------     -----------     -----------
              Total                           (5,000)       (206,000)        627,000
                                         -----------     -----------     -----------
                                         $ 2,450,000     $ 3,390,000     $ 3,042,000
                                         ===========     ===========     ===========

                         ASHWORTH, INC. AND SUBSIDIARIES

      The components of the Company's deferred income tax benefit and liability as of October 31, 1999 and 1998 are as follows:

                                                                       1999          1998
                                                                    ----------    ----------
          Current deferred income tax benefit:
            Allowance for doubtful accounts                         $   95,000    $  257,000
            Inventory reserves                                         579,000       704,000
            Unearned royalty                                           117,000            --
            Other nondeductible accruals                               639,000       421,000
            Other deductible capitalized costs                          73,000       104,000
                                                                    ----------    ----------
                                                                    $1,503,000    $1,486,000
                                                                    ==========    ==========

          Long-term deferred income tax liability - depreciation    $  750,000    $  738,000
                                                                    ==========    ==========

      The Company has recorded a net deferred income tax asset of $753,000 and $748,000 as of October 31, 1999 and 1998, respectively. The realization of this net asset may be dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

      A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                                            1999             1998             1997
                                        ------------     ------------     ------------
          Computed income tax at the
            expected statutory rate     $  2,131,000     $  2,955,000     $  2,675,000
          State income tax, net of
            federal tax benefits             306,000          349,000          411,000
          Nondeductible expenses             113,000          110,000           33,000
          Foreign sales corporation
            tax benefit                      (31,000)         (30,000)         (48,000)
          Other                              (69,000)           6,000          (29,000)
                                        ------------     ------------     ------------
          Income tax provision          $  2,450,000     $  3,390,000     $  3,042,000
                                        ============     ============     ============

                         ASHWORTH, INC. AND SUBSIDIARIES

(11)  SEGMENT INFORMATION

      The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established reporting disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and earnings from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized as follows for the years ended October 31, 1999, 1998 and 1997 (in thousands).

                                                1999         1998        1997
                                              --------     --------    --------
          NET REVENUE:
              Domestic                          93,527       89,389      70,129
              International                     14,394       17,952      19,019
                                              --------     --------    --------
              Total                            107,921      107,341      89,148
                                              ========     ========    ========
          EARNINGS FROM OPERATIONS:
              Domestic                           7,009        8,079       7,105
              International                       (513)         852       1,716
                                              --------     --------    --------
              Total                              6,496        8,931       8,821
                                              ========     ========    ========
          CAPITAL EXPENDITURES:
              Domestic                           1,199        2,120       1,857
              International                        260          245         123
                                              --------     --------    --------
              Total                              1,459        2,365       1,980
                                              ========     ========    ========
          TOTAL ASSETS:
              Domestic                          73,768       78,998      66,104
              International                      6,338        2,636       2,713
                                              --------     --------    --------
              Total                             80,106       81,634      68,817
                                              ========     ========    ========
          DEPRECIATION:
              Domestic                           1,910        2,063       2,054
              International                        144          141          72
                                              --------     --------    --------
              Total                              2,054        2,204       2,126
                                              ========     ========    ========

                         ASHWORTH, INC. AND SUBSIDIARIES

(12)  RESULTS BY QUARTER (UNAUDITED)

      The unaudited results by quarter for the years ended October 31, 1999 and 1998 are shown below:

                                              FIRST              SECOND            THIRD             FOURTH
          YEAR ENDED OCTOBER 31, 1999        QUARTER             QUARTER          QUARTER            QUARTER
          ---------------------------      ------------       ------------      ------------      ------------
          Net sales                        $ 19,662,000       $ 35,690,000      $ 30,067,000      $ 22,502,000
          Gross profit                        6,241,000         13,570,000        10,854,000         8,698,000
          Net income (loss)                    (487,000)         2,328,000         1,481,000           495,000
          Net income (loss) per
            basic share                            (.03)               .17               .11               .04
          Weighted-average basic
            shares outstanding               14,080,000         14,080,000        14,064,000        13,917,000
          Net income (loss) per
            diluted share                          (.03)               .17               .11               .04
          Weighted-average diluted
            shares outstanding               14,080,000         14,082,000        14,085,000        13,929,000

                                              FIRST             SECOND            THIRD             FOURTH
          YEAR ENDED OCTOBER 31, 1998        QUARTER            QUARTER          QUARTER            QUARTER
          ---------------------------      ------------      ------------      ------------      ------------
          Net sales                        $ 24,026,000      $ 38,057,000      $ 25,598,000      $ 19,660,000
          Gross profit                        9,525,000        16,204,000         9,218,000         5,675,000
          Net income (loss)                   1,859,000         4,520,000           782,000        (1,861,000)
          Net income (loss) per
            basic share                             .14               .32               .05              (.13)
          Weighted-average basic
            shares outstanding               13,593,000        14,343,000        14,702,000        14,112,000
          Net income (loss) per
            diluted share                           .13               .30               .05              (.13)
          Weighted-average diluted
            shares outstanding               14,350,000        15,280,000        15,253,000        14,112,000

      During the fourth quarter of fiscal year 1999 the Company had a net income of $495,000 as compared to net loss of $1,861,000 in the same period of the prior year. The net loss in the fourth quarter of fiscal year 1998 was primarily attributable to adjustments related to excess prior season inventory, the decision to discontinue the Company's young men's (AGCo label) line, additional investment in sales and marketing programs to increase the Fall/Holiday account base and increased expenditures to market the Company's new Women's and Corporate divisions.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Ashworth, Inc.:

Under date of December 10, 1999, we reported on the consolidated balance sheets of Ashworth, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG LLP

San Diego, California
December 10, 1999

                         ASHWORTH, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                         -----------------------
                           Balance at    Charged to   Charged to                     Balance
                           Beginning     Costs and      Other                        at End
Description                 of Year       Expense      Accounts      Deductions      of Year
------------------        ----------     ----------   ----------     ----------     ----------
FOR THE YEAR ENDED
OCTOBER 31, 1997:

Allowance for
Doubtful accounts         $  480,000     $  323,000      $   --      $  155,000     $  648,000
                          ==========     ==========      ======      ==========     ==========
FOR THE YEAR ENDED
OCTOBER 31, 1998:

Allowance for
Doubtful accounts         $  648,000     $  608,000      $   --      $  217,000     $1,039,000
                          ==========     ==========      ======      ==========     ==========
FOR THE YEAR ENDED
OCTOBER 31, 1999:

Allowance for
Doubtful accounts         $1,039,000     $  309,000      $   --      $  459,000     $  889,000
                          ==========     ==========      ======      ==========     ==========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASHWORTH, INC.
                                        (REGISTRANT)

DATE: JANUARY 28, 2000                  BY: /s/ RANDALL L. HERREL, SR.
                                            ------------------------------------
                                            RANDALL L. HERREL, SR.
                                            CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                       DATE
           ---------                             -----                       ----
/s/ RANDALL L. HERREL, SR.             PRESIDENT AND                    JANUARY 28, 2000
----------------------------------     CHIEF EXECUTIVE OFFICER
RANDALL L. HERREL, SR.                 (PRINCIPAL EXECUTIVE OFFICER)
                                       DIRECTOR


/s/ TERENCE W. TSANG                   SR. VICE PRESIDENT - FINANCE,    JANUARY 28, 2000
----------------------------------     CHIEF FINANCIAL OFFICER
TERENCE W. TSANG                       (PRINCIPAL FINANCIAL
                                       AND ACCOUNTING OFFICER)

/s/ JOHN M. HANSON, JR.                DIRECTOR                         JANUARY 28, 2000
----------------------------------
JOHN M. HANSON, JR.

/s/ ANDRE P. GAMBUCCI                  DIRECTOR                         JANUARY 28, 2000
----------------------------------
ANDRE P. GAMBUCCI

/s/ JAMES W. NANTZ, III                DIRECTOR                         JANUARY 28, 2000
----------------------------------
JAMES W. NANTZ, III

/s/ STEPHEN BARTOLIN, JR.              DIRECTOR                         JANUARY 28, 2000
----------------------------------
STEPHEN BARTOLIN, JR.

/s/ STEPHEN G. CARPRNTER               DIRECTOR                         JANUARY 28, 2000
----------------------------------
STEPHEN G. CARPENTER

/s/ H. MICHAEL HECHT                   DIRECTOR                         JANUARY 28, 2000
----------------------------------
H. MICHAEL HECHT