Form 10-Q
period 2000-01-31
ASHWORTH INC
filed 2000-03-16
CIK 820774

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Title                              Outstanding at MARCH 9, 2000
  $.001 PAR VALUE COMMON STOCK                          13,536,573

                                      INDEX


                                                                                                                     PAGE
                                                                                                                     ----
PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                             CONDENSED CONSOLIDATED BALANCE SHEETS                                                     1
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                           2
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                           3
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                      4

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                             7

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           10

PART II.         OTHER INFORMATION                                                                                    10

                 SIGNATURES                                                                                           14

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   January 31,                October 31,
                                                                      2000                       1999
                                                                  ------------                ------------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $  1,020,000                $  6,507,000
     Accounts receivable - trade, net                               24,089,000                  21,194,000
     Accounts receivable - other                                     1,445,000                   1,686,000
     Inventories                                                    35,474,000                  30,644,000
     Income tax refund receivable                                      994,000                   1,099,000
     Other current assets                                            1,673,000                   1,928,000
     Deferred income tax asset                                       1,442,000                   1,503,000
                                                                  ------------                ------------
       Total current assets                                         66,137,000                  64,561,000
                                                                  ------------                ------------

PROPERTY, PLANT AND EQUIPMENT                                       27,496,000                  26,955,000
     Less accumulated depreciation and amortization                (14,318,000)                (13,852,000)
                                                                  ------------                ------------
                                                                    13,178,000                  13,103,000
                                                                  ------------                ------------

OTHER ASSETS                                                         2,370,000                   2,442,000
                                                                  ------------                ------------
                                                                  $ 81,685,000                $ 80,106,000
                                                                  ============                ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable                                                 $  2,600,000                $         --
     Current portion of long-term debt                                 680,000                     681,000
     Accounts payable - trade                                        3,111,000                   3,460,000
     Accrued liabilities                                             3,013,000                   2,686,000
                                                                  ------------                ------------
       Total current liabilities                                     9,404,000                   6,827,000
                                                                  ------------                ------------

LONG-TERM DEBT, net of current portion                               2,583,000                   2,764,000
DEFERRED INCOME TAX LIABILITY                                          750,000                     750,000
OTHER LONG TERM LIABILITIES                                            346,000                     339,000

STOCKHOLDERS' EQUITY:
     Common stock                                                       14,000                      14,000
     Capital in excess of par value                                 39,812,000                  40,830,000
     Retained earnings                                              28,917,000                  28,644,000
     Accumulated other comprehensive income (loss)                    (141,000)                    (62,000)
                                                                  ------------                ------------
                                                                    68,602,000                  69,426,000
                                                                  ------------                ------------
                                                                  $ 81,685,000                $ 80,106,000
                                                                  ============                ============

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                      Three months ended January 31,
                                                                                    2000                        1999
                                                                                ------------                ------------
NET REVENUE                                                                     $ 22,499,000                $ 19,662,000

COST OF GOODS SOLD                                                                14,469,000                  13,421,000
                                                                                ------------                ------------
  Gross profit                                                                     8,030,000                   6,241,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                                            7,432,000                   6,879,000
                                                                                ------------                ------------
  Income (loss) from operations                                                      598,000                    (638,000)

OTHER INCOME (EXPENSE):
  Interest income                                                                     33,000                      10,000
  Interest expense                                                                   (86,000)                   (110,000)
  Other expense                                                                      (94,000)                    (62,000)
                                                                                ------------                ------------
    Total other expense                                                             (147,000)                   (162,000)

  Income (loss) before provision for income tax expense (benefit)                    451,000                    (800,000)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                                           178,000                    (313,000)

                                                                                ------------                ------------
  Net income (loss)                                                             $    273,000                $   (487,000)
                                                                                ============                ============

NET EARNINGS (LOSS) PER SHARE
Basic:
  Weighted average shares outstanding                                             13,684,000                  14,080,000
  Net earnings (loss) per share                                                 $       0.02                $      (0.03)
Diluted:
  Weighted average shares outstanding                                             13,696,000                  14,080,000
  Net earnings (loss) per share                                                 $       0.02                $      (0.03)

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                              Three months ended January 31,
                                                               2000                      1999
                                                           -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES -

NET CASH USED IN OPERATING ACTIVITIES                      $(6,311,000)               $(6,553,000)

CASH FLOWS FROM INVESTING ACTIVITIES -

     Purchases of property and equipment                      (497,000)                  (385,000)
                                                           -----------                -----------

NET CASH USED IN INVESTING ACTIVITIES                         (497,000)                  (385,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital
       lease obligations                                       (10,000)                   (25,000)
     Borrowing on line of credit                             4,450,000                  6,725,000
     Payments on line of credit                             (1,850,000)                (2,625,000)
     Principal payments on notes payable
       and long-term debt                                     (172,000)                  (242,000)
     Payments for repurchase of common stock                (1,018,000)                        --
                                                           -----------                -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,400,000                  3,833,000


EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (79,000)                   (41,000)
                                                           -----------                -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                       (5,487,000)                (3,146,000)

CASH AND CASH EQUIVALENTS,
     beginning of period                                     6,507,000                  4,763,000

                                                           -----------                -----------
CASH AND CASH EQUIVALENTS, end of period                   $ 1,020,000                $ 1,617,000
                                                           ===========                ===========

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000


NOTE 1 - BASIS OF PRESENTATION.

        In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Interim results are not necessarily indicative of results to be expected for the full year.

        Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES.

        Inventories consisted of the following at January 31, 2000, and October 31, 1999:

                                             January 31,               October 31,
                                               2000                       1999
                                             -----------               -----------
               Raw materials                 $ 1,769,000               $ 2,499,000
               Work in process                   806,000                 3,427,000
               Finished goods                 32,899,000                24,718,000
                                             -----------               -----------
                                             $35,474,000               $30,644,000
                                             ===========               ===========

NOTE 3 - EARNINGS (LOSS) PER SHARE INFORMATION.

        Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net earnings (loss) per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings
        (loss) per share based upon the requirements of SFAS No. 128:



                                                                  Three months ended January 31,
                                                                  2000                       1999
                                                              ------------               ------------
        NUMERATOR:
        ----------
        Net income (loss) -
          numerator for basic and diluted
          earnings per share - income (loss)
          available to common shareholders                    $    273,000               $   (487,000)
                                                              ============               ============

        DENOMINATOR:
        ------------
        Denominator for basic earnings
          per share - weighted average shares                   13,684,000                 14,080,000

        Effect of dilutive securities -
          employee stock options                                    12,000                         --
                                                              ------------               ------------

        Denominator for diluted earnings
          per share - adjusted weighted average
          shares and assumed conversions                        13,696,000                 14,080,000
                                                              ============               ============

        BASIC EARNINGS (LOSS) PER SHARE                       $       0.02               $      (0.03)

        DILUTED EARNINGS (LOSS) PER SHARE                     $       0.02               $      (0.03)

        For the quarters ended January 31, 2000 and 1999, the diluted weighted average shares outstanding computation excludes 2,703,000 and 2,654,000 anti-dilutive options, respectively.

        NOTE 4 - COMPREHENSIVE INCOME.

        As of November 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of the comprehensive income (loss) in addition to net income
        (loss) for the period. For the quarters ended January 31, 2000 and 1999, total comprehensive income (loss) was $194,000 and ($528,000), respectively.

NOTE 5 - LEGAL PROCEEDINGS.

        On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss which is scheduled for hearing on May 22, 2000. No discovery has occurred to date.


NOTE 6 - SEGMENT INFORMATION

        The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established reporting disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and earnings from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized (for the dates or periods presented below) as of January 31, 2000 (in thousands).


                                             Three                 Three
                                             Months                Months
                                             Ended                 Ended
                                           1/31/2000             1/31/1999
                                           ---------             ---------
          NET REVENUE:
          ------------
                 Domestic                    19,733               17,995
                 International                2,766                1,667
                                             ------               ------
                 Total                       22,499               19,662
                                             ======               ======

                                           January 31,          October 31,
                                              2000                 1999
                                           -----------          -----------
          TOTAL ASSETS:
          -------------
                 Domestic                    75,995               73,768
                 International                5,690                6,338
                                             ------               ------
                 Total                       81,685               80,106
                                             ======               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Consolidated net revenue for the first quarter of fiscal 2000 increased 14.4% to $22,499,000 from $19,662,000 for the same period in 1999. Net revenue for the domestic segment increased 9.7% to $19,733,000 from $17,995,000 in the first quarter of fiscal 1999, due to strong growth in all domestic wholesale channels of distribution. Net revenue for the foreign segment increased 65.9% to $2,766,000 from $1,667,000 for the same period of the prior year primarily due to the improvement in the Company's European subsidiary, which grew by $1,000,000 in sales, as well as in Asia and South Africa. This increase was partially offset by a decline in Canada, which was a result in timing of sales between the fourth and first quarter compared to the prior year.

Consolidated gross profit for the quarter increased to 35.7% as compared to 31.7% a year earlier, primarily due to improved inventory management and sourcing.

Consolidated selling, general and administrative (SG&A) expenses increased 8.0% to $7,432,000. As a percentage of net revenue, SG&A expenses decreased to 33.0% of net revenue for the first quarter of fiscal 2000 compared to 35.0% in the first quarter of fiscal 1999, reflecting increased revenue and continuing focus on cost efficiencies. The Company installed an additional 60 golfman shop fixtured locations during the first quarter of fiscal 2000, bringing the total number to 875 at January 31, 2000.

Net other expense decreased to $147,000 for the first quarter of fiscal 2000 from $162,000 in the first quarter of 1999, due primarily to a lower net interest expense offset by a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc.

The effective income tax rate for the first quarter of fiscal year 2000 was 39.5% of pre-tax income as compared to 39.1% of pre-tax loss in the same quarter of fiscal year 1999.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $20,000,000 working capital line of credit with Bank of America. At January 31, 2000, the Company had $2,600,000 outstanding against the line and had no amounts outstanding against the line as of October 31, 1999.

Trade receivables were $24,089,000 at January 31, 2000, an increase of $2,895,000 or 13.7% over the balance at October 31, 1999. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $20,488,000 at January 31, 1999, rather than the year-end balance. This shows an increase of 17.6% in receivables which is primarily due to the 21.1% increase in net revenue in the Company's wholesale business.

Inventory increased to $35,474,000 at January 31, 2000, from $30,644,000 at October 31, 1999, an increase of 15.8%. However, compared to the inventory of $38,673,000 at January 31, 1999, inventory decreased by 8.3%. This is primarily attributable to the successful execution of the inventory management initiative consisting of a reduced number of fashion styles and a more conservative buying philosophy.

During the first three months of fiscal 2000, the Company incurred capital expenditures of $497,000 mainly for warehouse automation and computer equipment.

Common stock and capital in excess of par value decreased by $1,018,000 in the three months ended January 31, 2000 primarily due to the repurchase of shares. The Company repurchased 240,000 shares of its common stock in the first quarter at an aggregate cost of $1,018,000 and retired those shares in January 2000. This brings the total repurchased shares to 493,000 of the 1,000,000 shares authorized by the board of directors in July 1999. Accordingly, Company is currently authorized to repurchase up to an additional 507,000 shares.

Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company expects to be able to meet all of its debt service, capital expenditure, and working capital requirements.


DERIVATIVES

The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of January 31, 2000 the Company had outstanding foreign currency forward exchange contracts with a notional value of approximately $679,000 dollars and had an unrealized gain of $55,000.

YEAR 2000 COMPUTER COMPLIANCE

As of March 10, 2000, to the best of management's knowledge, neither Ashworth nor any key vendors have experienced any material adverse effects related to the Year 2000 issue. At this time, Ashworth does not expect to encounter any Year 2000 issues that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company in fiscal year 2000.


NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. Thus SFAS No. 133 is effective for the Company's fiscal year ending October 31, 2001, and is not expected to have a material effect on the Company's financial position or results of operations.

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

- Demand for the Company's products may decrease if the popularity of golf decreases.

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

- There can be no assurance that the Company's future revenues will not decline due to various factors, including potential consolidation of the Company's core green grass market, which could result in discounting, as well as possible general declines in economic conditions from the levels recently experienced.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England has similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of January 31, 2000, the Company had outstanding the following material purchased foreign currency forward exchange contracts (in thousands, except average contract rate):


                                               Contract                Weighted-Average          Unrealized
                                                Amount                   Rate Against            Gain (loss)
Foreign Currency Forward Contracts         US $ Equivalent                 Sterling            US $ Equivalent
----------------------------------         ---------------             ----------------        ---------------
British Pounds Sterling                        $    --                                             $    --
Danish Krone                                     164.2                       11.157                    4.3
French Francs                                    115.6                        9.815                   11.4
Deutsche Marks                                   336.0                        2.928                   33.0
Irish Punts                                       63.2                        1.180                    6.1
                                              --------                                            --------
                                              $  679.0                                            $   54.8
                                              ========                                            ========


                                     PART II

                                OTHER INFORMATION


Item 1 LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss which is scheduled for hearing on May 22, 2000. No discovery has occurred to date.

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

3(b) Amended and Restated Bylaws of the Registrant as filed on Form 8-K on February 22, 2000 (File No. 0-18553) and incorporated herein by reference.

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

4(d) Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to Registrant's Form 8-K filed on March 14, 2000, (File No. 0-18553) and incorporated herein by reference).

10(a)* Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)* Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as
             Exhibit 10(c) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c) Promotion Agreement effective June 1, 1998 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc. (filed as
             Exhibit 10(d) to Registrant's Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(d)* First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(e)* Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective May 31, 1999 by and between Ashworth, Inc. and A. John Newman (filed as Exhibit 10(b) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(f)* Offer and Acceptance of Executive Employment effective March 2, 1999 by and between Ashworth, Inc. and Gabrielle Sampietro (filed as Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(g)* Offer and Acceptance of Executive Employment effective March 15, 1999 by and between Ashworth, Inc. and Terence W. Tsang (filed as
             Exhibit 10(d) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(h)* Offer and Acceptance of Executive Employment effective June 1, 1999 by and between Ashworth, Inc. and Suzi Chauvel (filed as Exhibit 10(a) to Registrant's Form 10-Q for the quarter ended July 31, 1999 (File No. 0-18553) and incorporated herein by reference).

10(i) Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to Registrant's Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(j) Amended and Restated Nonqualified Stock Option Plan dated June 17, 1994 (filed as Exhibit 10(f) to Registrant's Form 10-K for the year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

10(k) Amended and Restated Incentive Stock Option Plan dated June 17, 1994 (filed as Exhibit 10(h) to Registrant's Form 10-K for the year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

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

27           Financial Data Schedule

(b)          Reports on Form 8-K:

        The Company filed a report on Form 8-K on February 22, 2000 reporting that the board of directors of the Company had amended the Bylaws of the Company.

        The Company filed a report on Form 8-K on March 14, 2000 reporting that the board of directors of the Company had amended the Stockholder Rights Agreement.

* Compensation plan, contract or agreement required to be filed as an Exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ASHWORTH, INC.
                                                       (Registrant)



Date: March 16, 2000                   By: /s/ Randall L. Herrel, Sr.
      ------------------                   -------------------------------------
                                           Randall L. Herrel, Sr.
                                           President and Chief Executive Officer



Date: March 16, 2000                   By: /s/ Terence W. Tsang
      ------------------                   -------------------------------------
                                           Terence W. Tsang
                                           Sr. Vice President - Finance
                                           Chief Financial Officer