Form 10-Q
period 2000-04-30
ASHWORTH INC
filed 2000-06-14
CIK 820774

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Title                                Outstanding at MAY 28, 2000

$.001 PAR VALUE COMMON STOCK                            13,411,573

                                      INDEX

                                                                              PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS                            1
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME                      2
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                  3
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            11

PART II. OTHER INFORMATION                                                     11

               SIGNATURES                                                      15

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           April 30,        October 31,
                                                             2000              1999
                                                         ------------       ------------
ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                           $    931,000       $  6,507,000
     Accounts receivable-trade, net                        37,464,000         21,194,000
     Accounts receivable - other                            1,303,000          1,686,000
     Inventories                                           34,344,000         30,644,000
     Income tax refund receivable                                  --          1,099,000
     Other current assets                                   2,025,000          1,928,000
     Deferred income tax asset                              1,392,000          1,503,000
                                                         ------------       ------------
     Total current assets                                  77,459,000         64,561,000
                                                         ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                              28,687,000         26,955,000
     Less accumulated depreciation and amortization       (14,831,000)       (13,852,000)
                                                         ------------       ------------
                                                           13,856,000         13,103,000
                                                         ------------       ------------

OTHER ASSETS                                                2,188,000          2,442,000
                                                         ------------       ------------
                                                         $ 93,503,000       $ 80,106,000
                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                      $  5,855,000       $         --
     Current portion of long-term debt                        679,000            681,000
     Accounts payable-trade                                 4,167,000          3,460,000
     Income taxes payable                                   1,696,000                 --
     Accrued liabilities                                    4,951,000          2,686,000
                                                         ------------       ------------
     Total current liabilities                             17,348,000          6,827,000
                                                         ------------       ------------

LONG-TERM DEBT, net of current portion                      3,840,000          2,764,000
DEFERRED INCOME TAX LIABILITY                                 750,000            750,000
OTHER LONG TERM LIABILITIES                                   353,000            339,000

STOCKHOLDERS' EQUITY:
     Common stock                                              13,000             14,000
     Capital in excess of par value                        39,262,000         40,830,000
     Retained earnings                                     32,361,000         28,644,000
     Accumulated other comprehensive loss                    (424,000)           (62,000)
                                                         ------------       ------------
                                                           71,212,000         69,426,000
                                                         ------------       ------------
                                                         $ 93,503,000       $ 80,106,000
                                                         ============       ============

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                     Three months ended April 30,           Six months ended April 30,
                                   -------------------------------       -------------------------------
                                       2000               1999               2000               1999
                                   ------------       ------------       ------------       ------------
NET REVENUE                        $ 41,272,000       $ 35,690,000       $ 63,771,000       $ 55,352,000

COST OF GOODS SOLD                   24,381,000         22,120,000         38,850,000         35,541,000
                                   ------------       ------------       ------------       ------------
  Gross profit                       16,891,000         13,570,000         24,921,000         19,811,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES              10,641,000          9,525,000         18,073,000         16,404,000
                                   ------------       ------------       ------------       ------------
  Income from operations              6,250,000          4,045,000          6,848,000          3,407,000

OTHER INCOME (EXPENSE):
  Interest income                         7,000             10,000             40,000             20,000
  Interest expense                     (229,000)          (163,000)          (315,000)          (273,000)
  Other expense                        (335,000)           (69,000)          (429,000)          (131,000)
                                   ------------       ------------       ------------       ------------
  Total other expense                  (557,000)          (222,000)          (704,000)          (384,000)

  Income before provision for
    income tax expense                5,693,000          3,823,000          6,144,000          3,023,000

PROVISION FOR INCOME TAX
EXPENSE                               2,249,000          1,495,000          2,427,000          1,182,000

                                   ------------       ------------       ------------       ------------
  Net income                       $  3,444,000       $  2,328,000       $  3,717,000       $  1,841,000
                                   ============       ============       ============       ============

NET EARNINGS PER SHARE
Basic:
  Weighted average shares
    outstanding                      13,467,000         14,080,000         13,576,000         14,080,000
  Net earnings per share           $       0.26       $       0.17       $       0.27       $       0.13
Diluted:
  Weighted average shares
    outstanding                      13,498,000         14,082,000         13,598,000         14,084,000
  Net earnings per share           $       0.26       $       0.17       $       0.27       $       0.13

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                    Six months ended April 30,
                                                  -------------------------------
                                                      2000               1999
                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH USED IN OPERATING ACTIVITIES             ($ 8,828,000)      ($ 3,201,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment            (1,746,000)          (543,000)
                                                  ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES               (1,746,000)          (543,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital
       lease obligations                               (22,000)           (37,000)
     Borrowing on line of credit                    17,723,000         14,640,000
     Payments on line of credit                    (11,868,000)       (13,825,000)
     Proceeds from long-term borrowing               1,441,000                 --
     Principal payments on notes payable
       and long-term debt                             (345,000)          (484,000)
     Payments for repurchase of common stock        (1,569,000)                --
     Proceeds from issuance of common stock                 --              2,000
                                                  ------------       ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES           5,360,000            296,000


EFFECT OF EXCHANGE RATE CHANGES ON CASH               (362,000)           (97,000)
                                                  ------------       ------------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                    (5,576,000)        (3,545,000)

CASH AND CASH EQUIVALENTS,
     beginning of period                             6,507,000          4,763,000

                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, end of period          $    931,000       $  1,218,000
                                                  ============       ============

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000

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

      Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES.

      Inventories consisted of the following at April 30, 2000, and October 31, 1999:

                      April 30,       October 31,
                        2000              1999
                     -----------      -----------
Raw materials        $ 1,061,000      $ 2,499,000
Work in process          621,000        3,427,000
Finished goods        32,662,000       24,718,000
                     -----------      -----------
                     $34,344,000      $30,644,000
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


                                             Three months ended April 30,       Six months ended April 30,
                                             ----------------------------      ----------------------------
                                                 2000            1999             2000             1999
                                             -----------      -----------      -----------      -----------
NUMERATOR:

Net income                                   $ 3,444,000      $ 2,328,000      $ 3,717,000      $ 1,841,000
                                             -----------      -----------      -----------      -----------

Numerator for basic and diluted
  earnings per share - income
  available to common shareholders           $ 3,444,000      $ 2,328,000      $ 3,717,000      $ 1,841,000

DENOMINATOR:

Denominator for basic earnings
  per share - weighted average shares         13,467,000       14,080,000       13,576,000       14,080,000

Effect of dilutive securities:
  employee stock options                          31,000            2,000           22,000            4,000
                                             -----------      -----------      -----------      -----------

Denominator for diluted earnings
  per share - adjusted weighted average
  shares and assumed conversions              13,498,000       14,082,000       13,598,000       14,084,000
                                             ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                     $      0.26      $      0.17      $      0.27      $      0.13

DILUTED EARNINGS PER SHARE                   $      0.26      $      0.17      $      0.27      $      0.13


        For the quarters ended April 30, 2000 and 1999 the diluted weighted average shares outstanding computation excludes
        2,551,000 and 2,609,000 anti-dilutive options, respectively. For the six months ended April 30, 2000 and 1999 the diluted weighted average shares outstanding computation excludes
        2,555,000 and 2,579,000 anti-dilutive options, respectively.

NOTE 4 - COMPREHENSIVE INCOME.

      As of November 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative foreign currency translation adjustment to be included as a component of the comprehensive income (loss) in addition to net income
      (loss) for the period. For the quarters ended April 30, 2000 and 1999, total comprehensive income was $3,161,000 and $2,272,000, respectively. For the six-month periods ended April 30, 2000 and 1999, total comprehensive income was $3,355,000 and $1,744,000, respectively.

NOTE 5 - LEGAL PROCEEDINGS.

      On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. A ruling has not been issued. No discovery has occurred to date.

NOTE 6 - SEGMENT INFORMATION

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established reporting disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and earnings from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized (for the dates or periods presented below) as of April 30, 2000.

                                 Three            Three             Six               Six
                                 Months           Months           Months            Months
                                 Ended            Ended            Ended             Ended
                                04/30/00         04/30/99         04/30/00          04/30/99
                               -----------      -----------      -----------      ------------
Net Revenue:
  Domestic                     $33,893,000      $29,235,000      $53,626,000      $ 47,230,000
  International                  7,379,000        6,455,000       10,145,000         8,122,000
                               -----------      -----------      -----------      ------------
              Total            $41,272,000      $35,690,000      $63,771,000      $ 55,352,000
                               ===========      ===========      ===========      ============

Earnings From Operations:
  Domestic                     $ 4,921,000      $ 3,414,000      $ 6,043,000      $  4,050,000
  International                  1,329,000          631,000          805,000          (643,000)
                               -----------      -----------      -----------      ------------
              Total            $ 6,250,000      $ 4,045,000      $ 6,848,000      $  3,407,000
                               ===========      ===========      ===========      ============


                                             April 30,   October 31,
                                               2000         1999
                                            -----------  -----------
Total Assets:
  Domestic                                  $86,693,000  $73,768,000
  International                               6,810,000    6,338,000
                                            -----------  -----------
              Total                         $93,503,000  $80,106,000
                                            ===========  ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Consolidated net revenue for the second quarter of fiscal 2000 increased 15.6% to $41,272,000 from $35,690,000 for the same period in 1999. Net revenue for the domestic segment increased 15.9% to $33,893,000 from $29,235,000 in the second quarter of 1999, primarily due to higher revenue from the Company's corporate and golf related distribution channels. Net revenue for the foreign segment increased 14.3% to $7,379,000 from $6,455,000 for the same period of the prior year. The increase was primarily due to the higher revenue from the Company's Canadian division, which increased 22.6% due to stronger demand, as well as increased revenues in Asia and Europe.

Consolidated gross profit for the quarter increased to 40.9% as compared to 38.0% a year earlier. This was primarily due to improved sourcing as well as improved inventory management and sales mix.

Consolidated selling, general, and administrative ("SG&A") expenses increased 11.7% to $10,641,000. As a percentage of net revenue, SG&A expenses decreased to 25.8% of net revenue for the second quarter of fiscal 2000 compared to 26.7% in the second quarter of fiscal 1999 reflecting increased revenue and a continuing focus on cost efficiencies. The Company installed an additional 120 golfman shop fixtured locations during the second quarter, bringing the total number to 980 at April 30, 2000.

Net other expenses increased to $557,000 for the second quarter of fiscal 2000 from $222,000 in the second quarter of fiscal 1999, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers as well as higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate for the second quarter of fiscal 2000 was 39.5% of pre-tax income compared with 39.1% in the second quarter of fiscal 1999.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

Consolidated net revenue for the first half of fiscal 2000 increased 15.2% to $63,771,000 from $55,352,000 for the same period in fiscal 1999. Domestic revenue increased 13.5% to $53,626,000 from $47,230,000 in the first half of fiscal 1999, primarily due to higher sales in the Company's golf related and corporate business. Net revenue for the foreign segment increased 24.9% to $10,145,000 from $8,122,000 for the same period of the prior year. The increase was primarily due to the improvement in sales by the Company's European subsidiary, which grew by approximately $1,200,000 as well as in Canada, Asia and South Africa.

Consolidated gross profit for the six months increased to 39.1% as compared to 35.8% for the same period a year earlier, primarily due to improved inventory management, sourcing and sales mix.

Consolidated selling, general, and administrative expenses increased 10.2% to $18,073,000. As a percentage of revenue, SG&A expenses decreased to 28.3% of net revenue for the first six months of fiscal 2000 compared to 29.6% for the same period in fiscal 1999 reflecting increased revenue and continuing focus on cost efficiencies. The Company installed a total of 180 golfman shop fixtured locations during the first half of fiscal year 2000, bringing the total number to 980 at April 30, 2000.

Net other expenses increased to $704,000 from $384,000 in the first half of fiscal 1999, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers as well as higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate in the first half of fiscal 2000 was 39.5% of pre-tax income as compared to 39.1% in the first half of fiscal 1999.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $25,000,000 working capital line of credit with Bank of America. At April 30, 2000, the Company had $5,855,000 outstanding against the line as compared to $815,000 outstanding at April 30, 1999. The Company believes that it was in compliance with all the covenants in its line of credit agreement with the bank as of April 30, 2000.

Trade receivables-net were $37,464,000 at April 30, 2000, an increase of $16,270,000 over the balance at October 31, 1999. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $30,810,000 at April 30, 1999, rather than the year-end balance. This shows an increase of 21.6% in net trade receivables which is roughly in line with the 18.6% increase in consolidated credit net revenue for the second quarter of fiscal year 2000.

Inventories increased to $34,344,000 from $30,644,000 at October 31, 1999, an increase of 12.1% and compared to the inventory of $30,756,000 at April 30, 1999, inventory has increased by 11.7%, which management believes is outpaced by current sales trends and estimated future demand for its products.

During the first six months of fiscal 2000, the Company incurred capital expenditures of $1,746,000 mainly for warehouse automation, embroidery machines and computer equipment.

Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure, and working capital requirements.

During the first six months of fiscal 2000, share capital and capital in excess of par value decreased by $1,569,000, as a result of the Company repurchasing 365,000 shares of its common stock.

DERIVATIVES

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of April 30, 2000 the Company was not a party to any outstanding foreign exchange contracts.

YEAR 2000 COMPUTER COMPLIANCE

As of June 10, 2000, to the best of management's knowledge, neither the Company nor any key vendors have experienced any material adverse effects related to the Year 2000 issue. At this time, the Company does not expect to encounter any Year 2000 issues that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company in fiscal year 2000.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. Thus SFAS No. 133 is effective for the Company's fiscal year ending October 31, 2001, and is not expected to have a material effect on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000, with certain conclusions covering specific events that occurred either after December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of April 30, 2000 the Company was not a party to any outstanding material purchased foreign exchange contracts.

                                     PART II

                                OTHER INFORMATION

Item 1       LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The plaintiff seeks to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. A ruling has not been issued. No discovery has occurred to date.

Item 2       CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

Item 3       DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1) At the Company's Annual Meeting of Stockholders on March 24, 2000, the following two directors were elected to three-year terms to the Company's board of directors: John M. Hanson, Jr.

and Randall L. Herrel, Sr. The following directors continued in office after the meeting but were not elected at the meeting: Andre P. Gambucci, James W. Nantz, III, Stephen G. Carpenter, Jr., Stephen Bartolin, Jr. and H. Michael Hecht. The stockholder votes on the elections were as follows:

             John M. Hanson, Jr.
             Number of votes FOR                       11,363,794
             Number of votes WITHHELD                   1,208,973

             Randall L. Herrel, Sr.
             Number of votes FOR                       11,363,809
             Number of votes WITHHELD                   1,208,958

(2) In addition, at the Annual Meeting of Stockholders, the stockholders approved the adoption of the Company's 2000 Equity Incentive Plan.

The stockholder vote was as follows:

             Adoption of the 2000 Equity Incentive Plan
             Number of votes FOR                             4,769,072
             Number of votes AGAINST                         2,063,772
             Number of votes WITHHELD                           98,560

Item 5       OTHER INFORMATION - NONE

Item 6       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a) Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to Registrant's Registration Statement dated February 21, 1992 (File No.33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Registrant's Form 10-K for fiscal year ended October 31, 1994 (File No. 0-18553), and incorporated herein by reference).

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

10(l) Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the shareholders on March 24, 2000.

10(m) Business Loan Agreement dated June 1, 2000, between the Registrant and Bank of America, expiring May 1, 2002. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $25,000,000 with a Foreign Exchange Facility of up to a maximum of $5,000,000.

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

                                                      ASHWORTH, INC.
                                                       (Registrant)


Date: June 14, 2000                            By: /s/ Randall L. Herrel, Sr.
                                               ---------------------------------
                                               Randall L. Herrel, Sr.
                                               President and CEO


Date: June 14, 2000                            By: /s/ Terence W. Tsang
                                               ---------------------------------
                                               Terence W. Tsang
                                               Chief Financial Officer