Form 10-Q
period 2000-07-31
ASHWORTH INC
filed 2000-09-14
CIK 820774

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Title                         Outstanding at SEPTEMBER 12, 2000
  $.001 PAR VALUE COMMON STOCK                         13,203,073

                                      INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS                      1
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME                2
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS            3
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      11

PART II. OTHER INFORMATION                                               11

               SIGNATURES                                                14

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           July 31,          October 31,
                                                             2000                1999
                                                         ------------       ------------
ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                           $  1,870,000       $  6,507,000
     Accounts receivable-trade, net                        31,802,000         21,194,000
     Accounts receivable - other                            2,717,000          1,686,000
     Inventories                                           30,377,000         30,644,000
     Income tax refund receivable                             122,000          1,099,000
     Other current assets                                   1,968,000          1,928,000
     Deferred income tax asset                              1,390,000          1,503,000
                                                         ------------       ------------
         Total current assets                              70,246,000         64,561,000
                                                         ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                              28,784,000         26,955,000
     Less accumulated depreciation and amortization       (15,208,000)       (13,852,000)
                                                         ------------       ------------
                                                           13,576,000         13,103,000
                                                         ------------       ------------

OTHER ASSETS                                                2,073,000          2,442,000
                                                         ------------       ------------
                                                         $ 85,895,000       $ 80,106,000
                                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                   $    678,000       $    681,000
     Accounts payable-trade                                 3,755,000          3,460,000
     Accrued liabilities                                    4,980,000          2,686,000
                                                         ------------       ------------
         Total current liabilities                          9,413,000          6,827,000
                                                         ------------       ------------

LONG-TERM DEBT, net of current portion                      3,550,000          2,764,000
DEFERRED INCOME TAX LIABILITY                                 750,000            750,000
OTHER LONG TERM LIABILITIES                                   361,000            339,000

STOCKHOLDERS' EQUITY:
     Common stock                                              13,000             14,000
     Capital in excess of par value                        38,275,000         40,830,000
     Retained earnings                                     34,181,000         28,644,000
     Accumulated other comprehensive loss                    (648,000)           (62,000)
                                                         ------------       ------------
                                                           71,821,000         69,426,000
                                                         ------------       ------------
                                                         $ 85,895,000       $ 80,106,000
                                                         ============       ============

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                               Three months ended July 31,         Nine months ended July 31,
                                                2000              1999               2000               1999
                                           ---------------------------------------------------------------------
NET REVENUE                                $ 35,004,000       $ 30,067,000       $ 98,775,000       $ 85,419,000

COST OF GOODS SOLD                           21,637,000         19,213,000         60,487,000         54,754,000
                                           ------------       ------------       ------------       ------------
  Gross profit                               13,367,000         10,854,000         38,288,000         30,665,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                       9,803,000          8,429,000         27,876,000         24,833,000
                                           ------------       ------------       ------------       ------------
  Income from operations                      3,564,000          2,425,000         10,412,000          5,832,000

OTHER INCOME (EXPENSE):
  Interest income                                18,000             33,000             58,000             53,000
  Interest expense                             (184,000)           (72,000)          (499,000)          (345,000)
  Other income (expense)                       (344,000)            46,000           (773,000)           (85,000)
                                           ------------       ------------       ------------       ------------
  Total other income (expense)                 (510,000)             7,000         (1,214,000)          (377,000)

  Income before provision for
    income tax expense                        3,054,000          2,432,000          9,198,000          5,455,000

PROVISION FOR INCOME TAX
EXPENSE                                       1,234,000            951,000          3,661,000          2,133,000
                                           ------------       ------------       ------------       ------------
  Net income                               $  1,820,000       $  1,481,000       $  5,537,000       $  3,322,000
                                           ============       ============       ============       ============

NET EARNINGS PER SHARE
Basic:
  Weighted average shares outstanding        13,320,000         14,064,000         13,490,000         14,074,000
  Net earnings per share                   $       0.14       $       0.11       $       0.41       $       0.24
Diluted:
  Weighted average shares outstanding        13,370,000         14,085,000         13,520,000         14,083,000
  Net earnings per share                   $       0.14       $       0.11       $       0.41       $       0.24

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                            Nine months ended July 31,
                                                             2000               1999
                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $    (64,000)      $  2,954,000

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                   (2,232,000)          (854,000)
     Proceeds from sale of property and equipment              18,000              1,000
                                                         ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                      (2,214,000)          (853,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on capital
       lease obligations                                      (32,000)           (45,000)
     Borrowings on line of credit                          29,198,000         16,065,000
     Payments on line of credit                           (29,198,000)       (16,065,000)
     Proceeds from long-term borrowing                      1,441,000                 --
     Principal payments on notes payable
       and long-term debt                                    (626,000)          (727,000)
     Payments for repurchase of common stock               (2,556,000)          (234,000)
     Proceeds from issuance of common stock                        --             12,000
                                                         ------------       ------------
 NET CASH USED IN FINANCING ACTIVITIES                     (1,773,000)          (994,000)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (586,000)           (56,000)
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                           (4,637,000)         1,051,000

CASH AND CASH EQUIVALENTS,
     beginning of period                                    6,507,000          4,763,000

                                                         ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                 $  1,870,000       $  5,814,000
                                                         ============       ============

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2000

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

NOTE 2 - INVENTORIES.

        Inventories consisted of the following at July 31, 2000, and October 31, 1999:

                                       July 31,      October 31,
                                        2000            1999
                                    -----------      -----------
               Raw materials        $ 1,025,000      $ 2,499,000
               Work in process           95,000        3,427,000
               Finished goods        29,257,000       24,718,000
                                    -----------      -----------
                                    $30,377,000      $30,644,000
                                    ===========      ===========

NOTE 3 - EARNINGS PER SHARE INFORMATION.

        Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net earnings per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share based upon the requirements of SFAS No. 128:


                                              Three months ended July 31,      Nine months ended July 31,
                                                 2000             1999            2000             1999
                                             -----------      -----------      -----------      -----------
NUMERATOR:

Net income                                   $ 1,820,000      $ 1,481,000      $ 5,537,000      $ 3,322,000
                                             ===========      ===========      ===========      ===========

Numerator for basic and diluted
  earnings per share - income
  available to common shareholders           $ 1,820,000      $ 1,481,000      $ 5,537,000      $ 3,322,000
                                             ===========      ===========      ===========      ===========

DENOMINATOR:

Denominator for basic earnings
  per share - weighted average shares         13,320,000       14,064,000       13,490,000       14,074,000

Effect of dilutive securities:
  Employee stock options                          50,000           21,000           30,000            9,000
                                             -----------      -----------      -----------      -----------

Denominator for diluted earnings
  per share - adjusted weighted average
  shares and assumed conversions              13,370,000       14,085,000       13,520,000       14,083,000
                                             ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                     $      0.14      $      0.11      $      0.41      $      0.24

DILUTED EARNINGS PER SHARE                   $      0.14      $      0.11      $      0.41      $      0.24


        For the quarters ended July 31, 2000 and 1999 the diluted weighted average shares outstanding computation excludes 2,400,000 and 2,487,000 anti-dilutive options, respectively. For the nine months ended July 31, 2000 and 1999 the diluted weighted average shares outstanding computation excludes 2,551,000 and 2,525,000 anti-dilutive options, respectively.

NOTE 4 - COMPREHENSIVE INCOME.

        The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income (loss) in addition to net income (loss) for the period. For the quarters ended July 31, 2000 and 1999, total comprehensive income was $1,596,000 and $1,522,000, respectively. For the nine-month periods ended July 31, 2000 and 1999, total comprehensive income was $4,951,000 and $3,266,000, respectively.

NOTE 5 - LEGAL PROCEEDINGS.

        On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. On July 18, 2000 the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. No discovery has occurred to date. The Company has not received an amended complaint to date.

NOTE 6 - SEGMENT INFORMATION

        The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized (for the dates or periods presented below):

                                            Three             Three              Nine              Nine
                                            Months            Months             Months            Months
                                            Ended             Ended              Ended             Ended
                                          07/31/00           07/31/99           07/31/00          07/31/99
                                        ------------       ------------       ------------      ------------
   Net Revenue:
      Domestic                          $ 31,062,000       $ 26,465,000       $ 84,688,000      $ 73,695,000

      International                        3,942,000          3,602,000         14,087,000        11,724,000
                                        ------------       ------------       ------------      ------------
                 Total                  $ 35,004,000       $ 30,067,000       $ 98,775,000      $ 85,419,000
                                        ============       ============       ============      ============

   Earnings (Loss)From Operations:

      Domestic                          $  3,948,000       $  2,556,000       $  9,991,000      $  5,977,000

      International                         (384,000)          (131,000)           421,000          (145,000)
                                        ------------       ------------       ------------      ------------
                 Total                  $  3,564,000       $  2,425,000       $ 10,412,000      $  5,832,000
                                        ============       ============       ============      ============

                                         July 31,       October 31,
                                          2000            1999
                                      -----------      -----------
    Total Assets:

      Domestic                        $80,125,000      $73,768,000

      International                     5,770,000        6,338,000

                                      -----------      -----------
                           Total      $85,895,000      $80,106,000
                                      ===========      ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Consolidated net revenue for the third quarter of fiscal 2000 increased 16.4% to $35,004,000 from $30,067,000 for the same period in 1999. Net revenue for the domestic segment increased 17.4% to $31,062,000 from $26,465,000 in the third quarter of 1999, primarily due to higher revenue from the Company's corporate and golf related distribution channels. Net revenue for the foreign segment increased 9.4% to $3,942,000 from $3,602,000 for the same period of the prior year. The increase was primarily due to growth in Asia as well as the Company's Canadian division. This increase was partially offset by the decline in net revenue from our UK subsidiary which was due in part to a weaker British pound and Euro.

Consolidated gross profit for the quarter increased to 38.2% as compared to 36.1% a year earlier. This was primarily due to improved sourcing as well as improved inventory management and sales mix.

Consolidated selling, general and administrative ("SG&A") expenses increased 16.3% to $9,803,000. SG&A expenses were 28.0% of net revenue for the third quarter of fiscal 2000, which was the same as the third quarter of fiscal 1999. The Company installed an additional 120 golfman shop fixtured locations during the third quarter, bringing the total number to 1,100 at July 31, 2000.

Net other expenses were $510,000 for the third quarter of fiscal 2000 compared to net other income of $7,000 in the third quarter of fiscal 1999. This was due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers as well as higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate for the third quarter of fiscal 2000 was 40.4% of pre-tax income compared with 39.1% in the third quarter of fiscal 1999.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

Consolidated net revenue for the first nine months of fiscal 2000 increased 15.6% to $98,775,000 from $85,419,000 for the same period in fiscal 1999.
Domestic revenue increased 14.9% to $84,688,000 from $73,695,000 in the first nine months of fiscal 1999, primarily due to higher sales in the Company's golf related and corporate business. Net revenue for the foreign segment increased 20.2% to $14,087,000 from $11,724,000 for the same period of the prior year. The increase was primarily due to the improvement in sales by the Company's European subsidiary, which grew by approximately $950,000 as well as in Canada, Asia and Puerto Rico.

Consolidated gross profit for the nine months increased to 38.8% as compared to 35.9% for the same period a year earlier, primarily due to improved inventory management, sourcing and sales mix.

Consolidated SG&A expenses increased 12.3% to $27,876,000. As a percentage of revenue, SG&A expenses decreased to 28.2% of net revenue for the first nine months of fiscal 2000 compared to 29.1% for the same period in fiscal 1999 reflecting increased revenue and continuing focus on cost efficiencies. The Company installed an additional 300 golfman shop fixtured locations during the first nine months of fiscal year 2000, bringing the total number to 1,100 at July 31, 2000.

Net other expenses increased to $1,214,000 for the first nine months of fiscal 2000 from $377,000 in the first nine months of fiscal 1999, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers as well as higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate in the first nine months of fiscal 2000 was 39.8% of pre-tax income as compared to 39.1% in the first nine months of fiscal 1999.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures, and for general working capital purposes. The Company has a $25,000,000 working capital line of credit with Bank of America. At July 31, 2000 and 1999, the Company had no outstanding balances against the line. The Company believes that it was in compliance with all the covenants in its line of credit agreement with the bank as of July 31, 2000.

Trade receivables-net were $31,802,000 at July 31, 2000, an increase of $10,608,000 over the balance at October 31, 1999. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $26,999,000 at July 31, 1999, rather than the year-end balance. The latter shows an increase of 17.8% in net trade receivables which is comparable with the 17.9% increase in consolidated wholesale net revenue (excludes revenue from the Company's retail stores) for the third quarter of fiscal year 2000.

Inventories decreased to $30,377,000 from $30,644,000 at October 31, 1999, a decrease of 0.9%. Compared to the inventory of $28,795,000 at July 31, 1999, inventory has increased by 5.5%, which management believes is in line with current sales trends and projected revenue increases in the next few quarters.

During the first nine months of fiscal 2000, the Company incurred capital expenditures of $2,232,000 mainly for warehouse automation, sales force automation, embroidery machines and computer equipment.

Based on current levels of operations, the Company expects sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure, and working capital requirements.

During the first nine months of fiscal 2000, share capital and capital in excess of par value decreased by $2,556,000, as a result of the Company repurchasing 574,000 shares of its common stock.

DERIVATIVES

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of July 31, 2000 the Company was not a party to any outstanding foreign exchange contracts.

YEAR 2000 COMPUTER COMPLIANCE

As of September 1, 2000, to the best of management's knowledge, neither the Company nor any key vendors have experienced any material adverse effects related to the Year 2000 issue. At this time, the Company does not expect to encounter any Year 2000 issues that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company in fiscal year 2000.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. Thus SFAS No. 133 is effective for the Company's fiscal year ending October 31, 2001, and is not expected to have a material effect on the Company's financial position or results of operations.

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

- There can be no assurance that the Company's future revenue will not decline due to various factors, including potential consolidation of the Company's core green grass market, which could result in discounting, as well as possible general declines in economic conditions from the levels recently experienced.

- Fluctuations in foreign currency exchange rates could affect the Company's ability to sell its products in foreign markets and the value in U.S. dollars of sales made in foreign currencies.

- The Company maintains high levels of inventory to support its Basics program, and additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventories. Disposal of excess prior season inventories is an ongoing part of the Company's business, and writedowns of inventories may materially impair the Company's financial performance in any period. Particular inventories may be subject to multiple writedowns if the Company's initial reserve estimates for obsolescence of inventories or lack of throughput prove to be too low. These risks increase as inventories grow.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of July 31, 2000 the Company was not a party to any outstanding material purchased foreign exchange contracts.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. On July 18, 2000 the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. No discovery has occurred to date. The Company has not received an amended complaint to date.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

3(b) Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Current Report on Form 8-K on February 22, 2000 (File No. 0-18553) and incorporated herein by reference).

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

10(e)* Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective May 31, 1999 by and between Ashworth, Inc. and A. John Newman (filed as Exhibit 10(b) to Registrant's Form 10-Q for the quarter ended July 31, 1999 (File No. 0-18553) and incorporated herein by reference).

10(f)* Offer and Acceptance of Executive Employment effective March 15, 1999 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(d) to Registrant's Form 10-Q for the quarter ended July 31, 1999 (File No. 0-18553) and incorporated herein by reference).

10(g)* Offer and Acceptance of Executive Employment effective June 1, 1999 by and between Ashworth, Inc. and Suzi Chauvel (filed as Exhibit 10(a) to Registrant's Form 10-Q for the quarter ended July 31, 1999 (File No. 0-18553) and incorporated herein by reference).

10(h)* Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to Registrant's Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(i)* Amended and Restated Nonqualified Stock Option Plan dated June 17, 1994 (filed as Exhibit 10(f) to Registrant's Form 10-K for the year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

10(j)* Amended and Restated Incentive Stock Option Plan dated June 17, 1994 (filed as Exhibit 10(h) to Registrant's Form 10-K for the year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

10(k)* Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the shareholders on March 24, 2000 (filed as Exhibit 10(l) to Registrant's Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l) Business Loan Agreement dated June 1, 2000, between the Registrant and Bank of America, expiring May 1, 2002. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $25,000,000 with a Foreign Exchange Facility of up to a maximum of $5,000,000 (filed as Exhibit 10(m) to Registrant's Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

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

                                           ASHWORTH, INC
                                            (Registrant)



Date: September 14, 2000               By: /s/ Randall L. Herrel, Sr.
     -------------------------         -----------------------------------------
                                       Randall L. Herrel, Sr.
                                       President and CEO


Date: September 14, 2000               By: /s/ Terence W. Tsang
     -------------------------         -----------------------------------------
                                       Terence W. Tsang
                                       Chief Financial Officer