Form 10-K
period 2000-10-31
ASHWORTH INC
filed 2001-01-29
CIK 820774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 31, 2000, was $85,256,000 based upon the last reported sale price of the Company's common stock as reported by the Nasdaq National Market System.

There were 13,116,373 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 2000.

PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2000.

                     CAUTIONARY STATEMENTS AND RISK FACTORS

This report on Form 10-K contains certain forward looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward looking statements may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will likely result", or other similar words and phrases. Forward looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include, but are not limited to, the following:

- Demand for the Company's products may decrease significantly if the economy weakens or the popularity of golf decreases.

- Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion within its industry. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

- The Company's business is seasonal, and revenues in the fourth calendar quarter have historically been particularly weak.

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

- Certain of the Company's competitors may be better positioned to capitalize on the opportunities provided by e-commerce (i.e., revenues and marketing over the Internet). This could result in weakening the Company's competitive position.

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

- Fluctuations in foreign currency exchange rates could affect the Company's ability to sell its products in foreign markets and the value in U.S. dollars of revenues made in foreign currencies.

- The Company maintains high levels of inventory to support its Basics program. Additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and writedowns of inventories may materially impair the Company's financial performance in any period. Particular inventories may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

                                            PART I

ITEM 1.  BUSINESS
                              GENERAL DESCRIPTION OF THE COMPANY

        Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms "we", "us", "our", "Ashworth", and the "Company" refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. Ashworth products are sold in golf pro shops, resorts, to corporate customers, at better department and specialty retail stores, Ashworth retail stores and in selected international markets.

        The Company has wholly-owned subsidiaries that own and operate the eight Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes our products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. The Company opened a new division on November 1, 1998 to distribute Ashworth products in Canada.

        At its inception, Ashworth designed and marketed classically styled, natural fiber golfwear and distributed it in the United States under the Ashworth(R) brand exclusively to golf pro shops and resorts. The Company has focused on developing a new look in golfwear over the past ten years, using natural fibers and a loose relaxed fit emphasizing quality in product and presentation, which are now industry standards. Its men's and women's golf lifestyle apparel is aimed predominately at the younger active male and female consumers in the middle/upper middle income range and is priced in the middle to upper middle price range for golf apparel. Ashworth is and has been a leading golf apparel line sold at pro shops in the United States over the past few years.

                                ASHWORTH PRODUCTS

        The 2000 collections are maintaining their reputation for comfort, innovation, and quality. Through carefully blending comfortable and technical fabrics, Ashworth has elevated their line to a new level. Basic materials such as Cotton combined with Tencel, Nylon, Rayon, Polyester and Spandex are gaining importance and have added considerable contributions into the 2000 collections. Ashworth has added spandex and Ispira tactel to maximize comfort and performance. By adding these technical fabrics, Ashworth has perfected the balance of fashion, function and comfort.

        Ashworth currently has two national licensees and eight international licensees. E.S. Originals, Ashworth's exclusive footwear licensee, and Gilbert Hosiery, Ashworth's exclusive sock licensee, have just signed to complete the Ashworth line.

        The Ashworth Men's Division designs two Spring, two Summer, one Transition, one Fall, one Resort, one Holiday, two Weather Systems and one Authentics collection per year. Each collection consists of approximately 35 to 50 styles including knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, hats and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.

        The Ashworth Women's Division, introduced in 1998, has rapidly been gaining market share each year. The Women's Division designs four Spring/Summer, four Fall/Holiday and one Authentics collection per year. Each collection consists of approximately 25 to 30 styles that focus on timeless, elegant designs that are functional and sophisticated for the woman with a stylistic language yet an active lifestyle.

                              DISTRIBUTION CHANNELS

        Approximately 90% of our products are warehoused in and shipped from our distribution facilities in Carlsbad, California. Drop-shipments from off-shore factories directly to international distributors, Ashworth, U.K., Ltd and Ashworth Canada, account for 9% of the Company's products. Approximately 1% of the Company's products are made in Europe for delivery to Ashworth U.K., Ltd.

        The Company currently distributes and sells its products primarily through the following six channels of distribution:

U.S. GOLF PRO SHOPS, RESORTS AND OFF-COURSE GOLF SPECIALTY SHOPS

        The Company's core customers are golf pro shops located at golf courses. According to the 2000 Darrell Survey, a leading golf industry consumer usage survey, Ashworth was the leading golf apparel company in the United States with a 13.6% market share. We currently distribute to pro shops in nearly all of the 50 states.

U.S. DEPARTMENT STORES AND SPECIALTY STORES

        Ashworth currently sells its products to selected upscale department and specialty stores, including Nordstrom, Parisians, Golf America, Belk and Bloomingdale's.

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

        The Company has entered into licensing and distribution agreements with various partners in countries such as Japan, Korea, Australia, Taiwan, Hong Kong, Singapore and others. Under these agreements, the licensees will import certain product lines from Ashworth and manufacture other licensed products designed specifically for their market.

        The Company also uses distributors to sell Ashworth products in other countries such as, Indonesia, the United Arab Emirates and South Africa.

ASHWORTH RETAIL STORES

        The Company operates, through wholly-owned subsidiaries, eight retail stores in California, Texas, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. Occasionally the Company sells excess inventory through third party discount stores.

ASHWORTH CONCEPT STORE

        The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to retail lifestyle products. These include products such as Ashworth apparel, accessories and small gift items.

                               SALES AND MARKETING

        The Company's products are sold in the United States and Europe largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has 77 sales representatives in the United States and 34 sales representatives in Europe and Canada. The Company uses 9 different distributors in other international locations.

        In an effort to add exposure and consumer credibility to its Ashworth brand, the Company currently has four popular and well-known golf celebrities who wear and endorse the Company's products. They are: (1) Fred Couples, considered by many to be one of the preeminent golfers in the world; (2) John Cook; (3) Blaine McCalister; and (4) Jim Nantz, a popular CBS golf announcer. The Company is using these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.

        The Company maintains an Ashworth Advisory Team made up of 50 outstanding individuals from around the world who provide wear testing and brand feedback from the field, assuring Ashworth's commitment to authenticity on-course. The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.

        Ashworth again expanded its in-store shop program in 2000 and now has a presence in approximately 900 locations throughout the United States. This modular fixture program is designed to help create a dedicated in-store shop for Ashworth products coupled with pictures and displays of our spokespersons and golf professionals.

        In an effort to introduce new young customers to the Ashworth brand, we support collegiate golf by providing team uniforms to numerous high school, college and university golf teams.

        The domestic market for Ashworth apparel has been seasonal, with the highest revenues traditionally in the period January through August and the lowest revenues volume in the months of September through December. The Company hopes that the addition of department and specialty retail store markets, the corporate market, and additional business for fall and winter in the European market will help to reduce the seasonality of the Company's business.

        Net revenues in fiscal 2000 were $125,947,000, an increase of 16.7% over net revenues of $107,921,000 in fiscal 1999. This increase was primarily the result of an increase in domestic net revenues combined with a slightly smaller increase in foreign net revenues.

        During the last three fiscal years, the Company had the following domestic and international revenues from Ashworth products:


                                                     YEAR ENDED OCTOBER 31,
                                                2000          1999          1998
                                              --------      --------      --------
CONSOLIDATED NET REVENUES:                               (In Thousands)
 Domestic                                     $109,743      $ 93,527      $ 89,389

 International:
   Ashworth U.K. Ltd.                            8,530         7,950        10,637
   Other International Jurisdictions             7,674         6,444         7,315
                                              --------      --------      --------
Total International                             16,204        14,394        17,952

    TOTAL NET REVENUES                        $125,947      $107,921      $107,341
                                              ========      ========      ========

See Note 1 of Notes to the Consolidated Financial Statements for revenues, operating income or loss and identifiable assets of Ashworth U.K., Ltd., and
Note 11 for market segment information.

        At December 31, 2000, we had backlog orders of approximately $41,219,000 compared with approximately $41,316,000 at December 31, 1999. Backlog reflects orders that are placed with the Company prior to the quarter in which the goods are to be shipped, as opposed to "at-once" orders which are received in the quarter in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately July 2001. The amount of backlog orders at a particular time is affected by a number of factors, including the timely flow of product from suppliers and local contractors which can impact the Company's ability to ship on time, and the timing of customers' orders. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

                                    INVENTORY

        The Company maintains high levels of inventory to support its Basics program, and additional products, greater revenues volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and inventory writedowns may impair the Company's financial performance in any period. Particular inventory may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows. The Company's goal is to increase the inventory turns and lower the overall inventory levels relative to revenues.

                                   COMPETITION

        According to the 2000 Darrell Survey, the Ashworth brand was the leader in the Company's core green grass market in 2000, with a 13.6% market share. The Company's share of other markets it has more recently entered, including upscale department stores and the corporate market, is minor, however. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the growing golf apparel market in recent years. Many of the Company's competitors have greater financial resources and greater experience than the Company. Ashworth competes with other golf apparel manufacturers on design, product quality and brand image.

                                PRODUCT SOURCING

        Ashworth sources its products in the following ways:

        CONTRACT MANUFACTURING: At the beginning of fiscal 2000, starting with the Spring 2000 line, we ceased contract manufacturing and no longer purchased our own raw materials.

        READY-MADE FINISHED GOODS: Approximately 95% of our production in fiscal 2000 was through purchases of ready-made goods, manufactured to our quality and styling specifications domestically and from sources outside of the United States. In fiscal 2000, approximately 90% of our finished goods were made offshore while 10% were still made domestically. We now import products from China, Hong Kong, Indonesia, Italy, Korea, Macau, Malaysia, Mexico, the Philippines, Singapore, Sri Lanka, Taiwan, Thailand and other countries.

        IN-HOUSE MANUFACTURING: We discontinued our in-house hat manufacturing facility in July 1998 and are currently purchasing our headwear offshore, primarily from Taiwan and China. Following this change in 1998, the Company has no in-house manufacturing operations.

        IN-HOUSE EMBROIDERY: We embroider custom golf course and tournament logos in-house on 50 multi-head, computer-controlled embroidery machines with a total of 490 sewing heads. The embroidery design library contains over 29,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 105,000 logos per week on approximately 70,000 garments.


                          YEAR 2000 COMPUTER CONVERSION

        As of January 10, 2001, neither Ashworth nor any key vendors have experienced any material adverse effects related to the Year 2000 issue. At this time, Ashworth does not expect to encounter any Year 2000 issues that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company.


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

        The Company has registered the Ashworth word and design and the Golfman design marks for apparel shoes, luggage, and/or golf bags, which registrations have effect in approximately 75 countries. Additionally, the Company has pending trademark registrations in 2 additional countries. The application process varies from country to country and can take approximately 1 to 3 years to complete.

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

                                    EMPLOYEES

        At December 31, 2000, Ashworth had approximately 448 regular employees and 165 seasonal temporary employees. We consider our labor relations to be generally good.


ITEM 2.   PROPERTIES

        The Company owns two buildings located on Loker Avenue West in Carlsbad, California which were purchased on December 9, 1993 for $3,500,000. The buildings total approximately 77,000 square feet, consisting of space for administrative, embroidery, warehousing and distribution functions. The existing mortgage was refinanced on December 1, 2000 for $3,000,000 amortized over twenty-five years but due and payable in five years.

        The Company and its subsidiaries have the following leases for manufacturing and distribution facilities, as well as leases for retail space for its stores:


                                            Lease     Min/Current      Maximum
                            Square       Expiration    Base Rent     Base Rent
Location                   Footage          Date       Per Month     per Month
--------                   -------       ----------   -----------    ---------
                                                          ($)            ($)
MANUFACTURING AND DISTRIBUTION CENTERS:
Carlsbad, CA                47,800         02/28/01       30,000        30,000
Carlsbad, CA                93,900         12/31/05       80,750        92,663
Essex, England               5,500         10/31/02        3,414         3,414
Essex, England               5,500         10/31/02        3,750         3,750
Leeds, England                 600          7/15/01          725           725

RETAIL STORES
San Ysidro, CA               2,450          4/30/03        4,599         4,974
San Marcos, TX               3,000          8/31/05        6,517         7,500
Vacaville, CA                2,500         11/30/05        5,060         5,798
Barstow, CA                  3,400          9/30/04        5,837         6,378
Phoenix, AZ                  4,000          9/30/05        6,444         7,123
Park City, UT                2,250          5/31/05        3,386         3,762
Silverthorne, CO             2,250          6/30/05        4,333         4,333
Las Vegas, NV                2,450          9/30/01        4,088         4,088

CONCEPT STORE
Costa Mesa, CA               6,020          1/31/08       30,105        32,613

        The Company also pays percentage rent based on revenues which exceed certain breakpoints for all of the retail store and concept store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.


ITEM 3.   LEGAL PROCEEDINGS.

        On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000, the Court heard the motion to dismiss and took it under submission. On July 18, 2000, the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint ("Second Amended Complaint") making allegations and seeking remedies similar to those in the prior complaint. On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint. The matter is set for hearing before the U.S. District Court in February of 2001. No discovery has taken place in this matter to date.

        In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court. They filed a first amended complaint on November 29, 2000. By their amended complaint, the plaintiffs allege, among other things, that the Company failed to pay commissions and/or provide discounts on various sales; failed to honor an agreement for plaintiffs to develop a corporate sales division, and will not provide credit for the return of certain goods. Plaintiffs seek an accounting and an unspecified amount of compensatory and punitive damages. On January 19, 2001, the Company filed an answer to the first amended complaint denying the claims and asserting a number of defenses. On the same date, the Company filed a cross-complaint against plaintiffs for failure to pay for goods. Discovery in this case has just commenced.

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


                                      HIGH          LOW
FISCAL YEAR 1999
Quarter ended January 31, 1999      $6 3/4       $4 1/8
Quarter ended April 30, 1999         5 1/2        3 1/8
Quarter ended July 31, 1999          6            3 9/16
Quarter ended October 31, 1999       5 1/2        3 7/8

                                      HIGH          LOW
FISCAL YEAR 2000
Quarter ended January 31, 2000      $4 5/16      $3 3/4
Quarter ended April 30, 2000         5 13/32      3 13/16
Quarter ended July 31, 2000          5 11/16      4 1/8
Quarter ended October 31, 2000       7 7/8        5 1/16

HOLDERS

        There is only one class of common stock. As of December 29, 2000, there were 605 stockholders of record and approximately 6,000 beneficial owners of the Company's common stock.

DIVIDENDS

        No dividends have been declared during the past two fiscal years with respect to the common stock. In the past, management has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not presently intend to pay cash dividends.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2000, 1999 and 1998 and the balance sheet data as of October 31, 2000 and 1999 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1997 and 1996 and the balance sheet data as of October 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

                                                                   YEARS ENDED OCTOBER 31,
                                                   2000          1999          1998          1997          1996
                                                 --------      --------      --------      --------      --------
                                                             (In thousands, except per share amounts)

STATEMENT OF INCOME DATA:
Net revenues                                     $125,947      $107,921      $107,341      $ 89,148      $ 75,413
Gross profit                                       48,984        39,363        40,622        34,103        27,395
Selling, general and administrative                36,603        32,867        31,691        25,282        24,087
expenses
Income from operations                             12,381         6,496         8,931         8,821         3,308
Net income                                          6,597         3,817         5,300         4,827         1,403
Net income per basic share                           0.49          0.27          0.37          0.39          0.12
Weighted average basic shares outstanding          13,406        14,035        14,185        12,403        12,026
Net income per diluted share                         0.49          0.27          0.36          0.38          0.12
Weighted average diluted shares outstanding        13,467        14,045        14,805        12,564        12,078

                                                                        AS OF OCTOBER 31,
                                                   2000          1999          1998          1997          1996
                                                 --------      --------      --------      --------      --------
                                                                           (In thousands)

BALANCE SHEET DATA:
  Working capital                                $ 59,996      $ 57,734      $ 54,768      $ 44,828      $ 31,583
  Total assets                                     87,371        80,106        81,634        68,817        54,912
  Long-term debt (less current portion)             3,293         2,764         3,445         4,336         5,307
  Stockholders' equity                             71,974        69,426        67,105        53,001        38,867


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

        Consolidated net revenues were $125,947,000 for fiscal 2000, an increase of 16.7% over net revenues of $107,921,000 in fiscal 1999. The increase in domestic revenues was driven by strong growth in all of our distribution channels. Domestic revenues for fiscal 2000 increased 17.3% to $109,743,000 from $93,527,000 in fiscal 1999 primarily due to increased revenues in Green Grass and off-course specialty stores which increased by $9,993,000 or 15.9% and corporate which increased by $6,843,000 or 72.0%. Foreign revenues increased by 12.6% to $16,204,000 in fiscal 2000 from $14,394,000 in fiscal 1999. Notwithstanding a lower Euro and British Pound, revenues from the Company's U.K. subsidiary in fiscal 2000 increased by $580,000 or 7.3% as compared to revenues in fiscal 1999. Revenues from the Pacific Rim increased $656,000 or 46.6% and revenues from Puerto Rico, Canada and others increased by $574,000 or 11.4% as compared to revenues in the prior year.

        The gross profit margin for fiscal 2000 increased to 38.9% from 36.5% in fiscal 1999. The increase was primarily a result of better pricing from improved offshore sourcing and inventory control.

        Selling, general and administrative ("SG&A") expenses increased 11.4% to $36,603,000 in fiscal 2000 compared to $32,867,000 in 1999 reflecting additional investment in infrastructure as well as higher selling expenses due to increased revenues. As a percent of revenue, SG&A expenses decreased to 29.1% of net revenues in fiscal 2000 as compared to 30.5% in 1999.

        Net other expenses were $1,393,000 for fiscal 2000 compared to $229,000 in fiscal 1999. Foreign exchange losses increased to $939,000 in fiscal 2000 from $23,000 in fiscal 1999 as a result of the weak Euro and British Pound. Based on foreign exchange rates in effect at the beginning of our fiscal year compared to actual rates, our net income would have been $564,000 higher than the reported $6,597,000, or an 87.6% increase over the prior year compared to the reported 72.8% increase. Foreign exchange rates could continue to adversely affect our total revenue throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies. Interest expense increased to $640,000 in fiscal year 2000 from $431,000 in fiscal year 1999 due primarily to increased average borrowing on the Company's line of credit with the bank.

        The effective income tax rate for fiscal 2000 increased to 40.0% from 39.1% in fiscal 1999 due to a higher than expected loss in the U.K. subsidiary.

        During fiscal year 2000, the Company earned net income of $6,597,000 as compared to net income of $3,817,000 in the prior year. The increase in net income for fiscal year 2000 was primarily attributable to increased revenues, higher gross margin and proportionately lower SG&A expenses as a percent of revenues.

1999 COMPARED TO 1998

        Consolidated net revenues were $107,921,000 for fiscal 1999, an increase of 0.5% over net revenues of $107,341,000 in fiscal 1998. An increase in domestic revenues was largely offset by a decline in foreign revenues. Domestic revenues for fiscal 1999 increased 4.6% to $93,527,000 from $89,389,000 in fiscal 1998 primarily due to increased wholesale distribution. Foreign revenues decreased by 19.8% to $14,394,000 in fiscal 1999 from $17,952,000 in fiscal 1998 due primarily to lower revenues in the Company's U.K. subsidiary. Revenues from the Company's U.K. subsidiary, in fiscal 1999 decreased by 25.3% or $2,687,000, as compared to revenues in the prior year due to softened demand.

        The gross profit margin for fiscal 1999 decreased to 36.5% from 37.8% in fiscal 1998. The decrease was primarily a result of revenues discounts and increased markdowns of prior season inventory.

        SG&A expenses for fiscal 1999 increased to 30.5% of net revenues compared to 29.5% in 1998. Actual SG&A expenses were $32,867,000 in fiscal 1999 compared to $31,691,000 in 1998. This 3.7% increase is higher than the revenues increase of 0.5% for the year and is due primarily to the addition of the Canadian division following the third quarter of fiscal 1998 as well as increased costs of distribution.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are expected to be cash flows from operations, a working capital line of credit with its bank, and other financial alternatives such as leasing. Ashworth's need for working capital is seasonal with the greatest requirements from approximately October through the end of April each year. The inventory build-up during this period is to provide product for shipment for the spring/summer selling season. Management believes that cash from operations, the bank line of credit and leasing alternatives will be sufficient to meet our working capital requirements through fiscal 2001.

        Operations in fiscal 2000 produced a positive cash flow of $881,000, compared to a positive cash flow of $5,646,000 in fiscal 1999. The primary reasons for the lower positive cash flow from operations was an increase in inventories and accounts receivable. Inventory increased by 22.5% to $37,526,000 at October 31, 2000 compared to $30,644,000 at October 31, 1999 in anticipation of higher revenue growth.

        In June 2000, the Company extended its business loan agreement with Bank of America through May 1, 2002. The agreement provides a revolving line of credit of $25,000,000. Interest is charged at the bank's reference (prime) rate, minus one-half of one percentage point. The loan agreement contains certain financial covenants that include a requirement for Ashworth to maintain a certain minimum tangible net worth and a minimum ratio of cash and accounts receivable to current liabilities. The agreement permits the Company to acquire, for value, shares of Ashworth stock in an amount not to exceed $10,200,000 during the term of the agreement. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $11,261,000 at October 31, 2000 and $8,912,000 at December 31, 2000. Additionally, the agreement allows the Company to enter into spot and forward foreign exchange contracts. (See Note 1 to the Consolidated Financial Statements, Foreign Currency and Item 7A, Quantitative and Qualitative Disclosures about Market Risk). At October 31, 2000, the Company had a loan balance of $1,490,000 outstanding with the bank. At December 31, 2000, the loan balance outstanding was $12,240,000.

        During fiscal 2000, the Company invested $4,184,000 in property and equipment, primarily for computer equipment, embroidery machines, sales force automation, warehouse automation and leasehold improvements. For fiscal 2001, Ashworth management anticipates spending approximately $6,500,000 primarily for leasehold improvements and furnishings for new office facilities, upgrades of computer systems and equipment, warehouse automation, and sales fixtures. Management intends to finance the purchase of its capital equipment from its own cash resources, but may use leases or equipment financing agreements if appropriate.

        Ashworth's long-term debt on October 31, 2000, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 & 2793 Loker Avenue West, Carlsbad, California, which had a balance outstanding of $2,614,000, notes payable on equipment purchases totaling $1,341,000 and capitalized leases with principal sum liabilities of $30,000. On December 1, 2000, the outstanding balance on the mortgage was refinanced for $3,000,000 amortized over twenty-five years but due and payable in five years.

        During fiscal 2000, share capital and capital in excess of par value decreased by $3,133,000, as a result of the Company repurchasing 668,000 shares of its common stock in open market transactions at an average price of approximately $4.69 per share.

CURRENCY FLUCTUATIONS

        Ashworth U.K., Ltd., a wholly-owned subsidiary in England, maintains its books of account in British pounds and Ashworth Canada, a division in Montreal, Canada, maintains its books of account in Canadian dollars. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd. and Ashworth Canada are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and these amounts are reported in the stockholders' equity section of the balance sheets.

        Ashworth U.K., Ltd. sells Ashworth products to other countries in the European Union, largely with revenues denominated in the local currency. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain that is reported in earnings. The Company has considered the impact of the Euro conversion to its business and does not believe that it will have a material impact on its future results from operations or its financial condition. (See Note 1 to the Consolidated Financial Statements, Foreign Currency.)

        Ashworth Canada sells Ashworth products within Canada with the revenues denominated in Canadian dollars and ordinarily there is no transaction adjustment for currency exchange rates for the Company.

        All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rate for the Company. However, with respect to export revenues to Ashworth U.K., Ltd. and Ashworth Canada, the foreign subsidiaries are at risk on their indebtedness to Ashworth, Inc. The subsidiaries maintain their accounts with Ashworth, Inc., in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or an expense in each subsidiary's financial statement. When the financial statements of Ashworth U.K., Ltd. and Ashworth Canada are consolidated with the financial statements of the parent company, the gain or loss on transactions, relating to the long-term portion of the intercompany indebtedness, is eliminated from the income statement and appears in the stockholders' equity section of the consolidated balance sheet under "Accumulated other comprehensive income (loss)."

        The Company is purchasing increasing quantities of its products from offshore manufacturers. All of these purchases were U.S. dollar denominated, or in British pounds for the Ashworth subsidiary in England and, consequently, there was no foreign currency exchange risk.

INFLATION

        Management believes that inflation has not had a material effect on our results of operations during the three most recent fiscal years. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's results of operations.

NEW ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. Thus, SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for our fiscal year ending October 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB101), Revenue Recognition in Financial Statements, summarizing their views for applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of this statement is required for our fiscal year ending October 31, 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's debt consists of a line of credit and notes payable with a total balance of $5,475,000 at October 31, 2000. The debt bears interest at variable and fixed rates ranging from 7.3% to 11.0%, which approximates fair value based upon current rates offered for debt with similar risks and maturities.

        The Company's ability to sell its products in foreign markets and the value of the U.S. dollars of sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company's products or losses from currency exchange rates. From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's results of operations. As of October 31, 2000 the Company had no outstanding foreign currency forward exchange contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following financial statements with respect to the Company are submitted herewith:

        1.  Independent Auditors' Report, page F-1.

        2. Consolidated Balance Sheets -- October 31, 2000 and 1999, pages F-2 and F-3.

        3. Consolidated Statements of Income for the years ended October 31, 2000, 1999 and 1998, page F-4.

        4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 2000, 1999 and 1998, page F-5.

        5. Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and 1998, page F-6.

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than February 28, 2001 and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than February 28, 2001 and is incorporated into this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than February 28, 2001 and is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than February 28, 2001 and is incorporated into this Item by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

     1. Financial Statements

        Independent Auditors' Report Consolidated Balance Sheets - October 31, 2000 and 1999

        Consolidated Statements of Income for the years ended October 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the years ended October 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements - October 31, 2000, 1999 and 1998

    2.  Financial Statement Schedule

        Independent Auditors' Report on Supplementary Schedule
        Schedule II - Valuation and Qualifying Accounts

    3.  Exhibits.

        See Item (c) below.

(b) Reports on Form 8-K

        On February 23, 2000 the Company filed a current Form 8-K reporting that at a meeting of the Board of Directors of Ashworth, Inc., the board considered and approved certain amendments to the Company's bylaws and determined to amend and restate them in their entirety. A copy of the amended and restated Bylaws was filed as Exhibit 3.1 to this Form 8-K.

        On March 14, 2000 the Company filed a current Form 8-K reporting that at a meeting of the Board of Directors of Ashworth, Inc., the board considered and approved certain amendments to the Company's Rights Agreement, dated as of October 6, 1998. A copy of the amended and restated Rights Agreement was filed as Exhibit 4.1 to this Form 8-K.


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

3(b) Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K on February 22, 2000 (File No. 0-18553) and incorporated herein by reference).

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

4(d) Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to Registrant's Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

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

10(i)*  Amended and Restated Nonqualified Stock Option Plan dated November 1,
        1996.

10(j)*  Amended and Restated Incentive Stock Option Plan dated November 1, 1996.

10(k)* Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to Registrant's Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(l)* Business Loan Agreement dated June 1, 2000, between the Registrant and Bank of America, expiring May 1, 2002. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $25,000,000 with a Foreign Exchange Facility of up to a maximum of $5,000,000 (filed as Exhibit 10(m) to Registrant's Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)* Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr.

10(n)* Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang.

10(o)* Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples.

21      Subsidiaries of the Registrant

23      Consent of KPMG LLP

27      Financial Data Schedule

* Compensation plan, contract or agreement required to be filed as an Exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Ashworth, Inc.:


We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                    KPMG LLP


San Diego, California
December 11, 2000

                         ASHWORTH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 2000 and 1999


                             ASSETS                                   2000               1999
                                                                  ------------       ------------
Current assets:
  Cash and cash equivalents                                       $  1,231,000       $  6,507,000
  Accounts receivable - trade, net of allowance for doubtful accounts of $1,238,000 and $889,000 in 2000 and 1999,
    respectively                                                    25,578,000         21,194,000
  Accounts receivable -- other                                       2,221,000          1,686,000
  Inventories                                                       37,526,000         30,644,000
  Income tax receivable                                                582,000          1,099,000
  Other current assets                                               1,891,000          1,928,000
  Deferred income tax asset                                          1,614,000          1,503,000
                                                                  ------------       ------------

               Total current assets                                 70,643,000         64,561,000
                                                                  ------------       ------------

Property, plant and equipment, at cost:
  Land                                                               1,200,000          1,200,000
  Buildings and improvements                                         2,818,000          2,809,000
  Production equipment                                              10,065,000          9,996,000
  Furniture and equipment                                           13,639,000         11,152,000
  Leasehold improvements                                             2,730,000          1,798,000
                                                                  ------------       ------------

                                                                    30,452,000         26,955,000
Less accumulated depreciation and amortization                     (15,604,000)       (13,852,000)
                                                                  ------------       ------------

                                                                    14,848,000         13,103,000

Other assets                                                         1,880,000          2,442,000
                                                                  ------------       ------------

                                                                  $ 87,371,000       $ 80,106,000
                                                                  ============       ============
                                                                                      (Continued)

                         ASHWORTH, INC. AND SUBSIDIARIES

                            October 31, 2000 and 1999


              LIABILITIES AND STOCKHOLDERS' EQUITY                       2000             1999
                                                                    ------------       ------------
Current liabilities:
  Line of credit payable                                            $  1,490,000       $         --
  Current portion of long-term debt                                      692,000            681,000
  Accounts payable                                                     4,477,000          3,460,000
  Accrued liabilities:
    Salaries and commissions                                           2,272,000          1,332,000
    Other                                                              1,716,000          1,354,000
                                                                    ------------       ------------

               Total current liabilities                              10,647,000          6,827,000
                                                                    ------------       ------------


Long-term debt, net of current portion                                 3,293,000          2,764,000
Deferred income tax liability                                            742,000            750,000
Other long-term liabilities                                              715,000            339,000

Stockholders' equity:
  Common stock, $.001 par value; authorized 50,000,000 shares;
   issued and outstanding 13,109,000 and 13,777,000 shares
    in 2000 and 1999, respectively                                        13,000             14,000
  Capital in excess of par value                                      37,698,000         40,830,000
  Retained earnings                                                   35,241,000         28,644,000
  Accumulated other comprehensive loss                                  (978,000)           (62,000)
                                                                    ------------       ------------

               Total stockholders' equity                             71,974,000         69,426,000
                                                                    ------------       ------------
Commitments and contingencies
                                                                    $ 87,371,000       $ 80,106,000
                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

               For the years ended October 31, 2000, 1999 and 1998


                                                       2000                1999                1998
                                                  -------------       -------------       -------------
Net revenues                                      $ 125,947,000       $ 107,921,000       $ 107,341,000
Cost of goods sold                                   76,963,000          68,558,000          66,719,000
                                                  -------------       -------------       -------------

               Gross profit                          48,984,000          39,363,000          40,622,000

Selling, general and administrative expenses         36,603,000          32,867,000          31,691,000
                                                  -------------       -------------       -------------

               Income from operations                12,381,000           6,496,000           8,931,000
                                                  -------------       -------------       -------------

Other income (expense):
  Interest income                                       204,000             112,000             152,000
  Interest expense                                     (640,000)           (431,000)           (451,000)
  Net foreign currency exchange gain (loss)            (939,000)            (23,000)             45,000
  Other income (expense), net                           (18,000)            113,000              13,000
                                                  -------------       -------------       -------------

                                                     (1,393,000)           (229,000)           (241,000)
                                                  -------------       -------------       -------------

Income before provision for income taxes             10,988,000           6,267,000           8,690,000
Provision for income taxes                            4,391,000           2,450,000           3,390,000
                                                  -------------       -------------       -------------

               Net income                         $   6,597,000       $   3,817,000       $   5,300,000
                                                  =============       =============       =============

Net income per share:
   Basic                                                    .49                 .27                 .37
   Diluted                                                  .49                 .27                 .36

Weighted-average shares outstanding:
   Basic                                             13,406,000          14,035,000          14,185,000
   Diluted                                           13,467,000          14,045,000          14,805,000

          See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

               For the years ended October 31, 2000, 1999 and 1998


                                                                                                       Accumulated
                                                                                             Note         Other
                          Common Stock          Capital in                                Receivable    Comprehen-
                   --------------------------   Excess of      Retained      Deferred        from      sive Income/
                      Shares        Amount      Par Value      Earnings    Compensation   Stockholder     (Loss)        Total
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
OCTOBER 31, 1997     13,430,000  $     13,000  $ 34,277,000  $ 19,527,000  $    (59,000) $   (850,000) $     93,000  $ 53,001,000
Options exercised     1,327,000         2,000    13,197,000            --            --            --            --    13,199,000
Treasury stock
  acquired and
  retired              (677,000)       (1,000)   (5,215,000)           --            --            --            --    (5,216,000)
Amortization of
  deferred
  compensation               --            --            --            --        51,000            --            --        51,000
Net income                   --            --            --     5,300,000            --            --            --     5,300,000
Note receivable
  from stockholder           --            --            --            --            --       850,000            --       850,000
Translation
  adjustment                 --            --            --            --            --            --       (80,000)      (80,000)
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
OCTOBER 31, 1998     14,080,000        14,000    42,259,000    24,827,000        (8,000)           --        13,000    67,105,000
Treasury stock
 acquired and
  retired              (303,000)           --    (1,429,000)           --            --            --            --    (1,429,000)
Amortization of
  deferred
  compensation               --            --            --            --         8,000            --            --         8,000
Net income                   --            --            --     3,817,000            --            --            --     3,817,000
Translation
  adjustment                 --            --            --            --            --            --       (75,000)      (75,000)
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
OCTOBER 31, 1999     13,777,000        14,000    40,830,000    28,644,000            --            --       (62,000)   69,426,000
Treasury stock
  acquired and
  retired              (668,000)       (1,000)   (3,132,000)           --            --            --            --    (3,133,000)
Net income                   --            --            --     6,597,000            --            --            --     6,597,000
Translation
  adjustment                 --            --            --            --            --            --      (916,000)     (916,000)
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
OCTOBER 31, 2000     13,109,000  $     13,000  $ 37,698,000  $ 35,241,000  $         --  $         --  $   (978,000) $ 71,974,000
                   ============  ============  ============  ============  ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
               For the years ended October 31, 2000, 1999 and 1998

                                                                                2000            1999            1998
                                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                               $  6,597,000    $  3,817,000    $  5,300,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Amortization of deferred compensation                                         --           8,000          51,000
        Depreciation and amortization                                          2,602,000       2,067,000       2,215,000
        (Gain) loss on disposal of property, plant and equipment                  (1,000)         11,000          (2,000)
        Deferred income tax asset                                               (111,000)         (5,000)       (206,000)
        Provision for doubtful accounts, markdowns and sales returns             744,000         309,000         608,000
        Increase in accounts receivable                                       (5,663,000)     (2,806,000)     (8,285,000)
        Decrease (increase) in inventories                                    (6,882,000)      4,644,000      (1,643,000)
        Decrease in income tax receivable                                        517,000          50,000         373,000
        Decrease (increase) in other current assets                              210,000        (162,000)     (1,071,000)
        Decrease (increase) in other assets                                      181,000         634,000      (1,340,000)
        Increase (decrease) in accounts payable                                1,017,000      (2,800,000)        114,000
        Increase (decrease) in accrued liabilities                             1,302,000         (28,000)       (165,000)
        Increase (decrease) in other long-term liabilities                       368,000         (93,000)       (233,000)
                                                                            ------------    ------------    ------------
                  Net cash provided by (used in) operating activities            881,000       5,646,000      (4,284,000)
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
   Net purchases of property, plant and equipment                             (4,184,000)     (1,459,000)     (2,365,000)
   Proceeds from sale of property, plant and equipment                            46,000           1,000           2,000
                                                                            ------------    ------------    ------------
                  Net cash used in investing activities                       (4,138,000)     (1,458,000)     (2,363,000)
                                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                               (36,000)        (53,000)       (189,000)
   Borrowings on line of credit                                               39,498,000      16,065,000       3,025,000
   Payments on line of credit                                                (38,008,000)    (16,065,000)     (3,025,000)
   Proceeds from long-term debt                                                1,441,000              --              --
   Principal payments on notes payable and long-term debt                       (865,000)       (887,000)       (941,000)
   Proceeds from exercise of stock options                                            --              --      13,199,000
   Treasury stock acquired                                                    (3,133,000)     (1,429,000)     (5,216,000)
   Repayment of note receivable issued to stockholder for common stock                --              --         850,000
                                                                            ------------    ------------    ------------
                  Net cash provided by (used in) financing activities         (1,103,000)     (2,369,000)      7,703,000
                                                                            ------------    ------------    ------------

Effect of exchange rate changes on cash                                         (916,000)        (75,000)        (80,000)
                                                                            ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                          (5,276,000)      1,744,000         976,000
Cash and cash equivalents, beginning of year                                   6,507,000       4,763,000       3,787,000
                                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                                      $  1,231,000    $  6,507,000    $  4,763,000
                                                                            ============    ============    ============

Supplemental disclosure of cash flow information:
   Interest paid                                                            $    640,000    $    431,000    $    451,000
   Income taxes paid, net of refunds                                           3,903,000       2,400,000         395,000

Supplemental disclosures of noncash transactions:
   Capital lease equipment acquired and related capital lease obligations             --              --          65,000

          See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         October 31, 2000, 1999 and 1998


(1)     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS

        Ashworth, Inc. (the "Company"), based in Carlsbad, California, designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. Ashworth products are sold in golf pro shops, resorts, to corporate customers, at better department and specialty retail stores, Ashworth retail stores, and in selected international markets.

        The Company has wholly-owned subsidiaries that own and operate the eight Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign revenues. A division was opened on November 1, 1998 to distribute the Company's products in Canada.


        The Company and the Company's subsidiaries had aggregate foreign revenues in Europe, Canada, Taiwan, Singapore, United Arab Emirates, Japan, South Africa, Hong Kong and other countries of approximately $16,204,000, $14,394,000 and $17,952,000 in the years ended October 31,
        2000, 1999 and 1998, respectively. The Company's wholly-owned United Kingdom subsidiary had revenues of $8,530,000, $7,950,000 and $10,637,000 and operating income/(loss) of $422,000, $26,000 and
        $(458,000) in the years ended October 31, 2000, 1999 and 1998, respectively. Ashworth U.K., Ltd. had identifiable assets of $10,967,000 and $5,927,000 as of October 31, 2000 and 1999, respectively.

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

        INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

                         ASHWORTH, INC. AND SUBSIDIARIES

        Below is a summary of the components of inventories at October 31, 2000 and 1999:

                                     2000               1999
                                 -----------        -----------
        Raw materials            $   811,000        $ 2,499,000
        Work in process                   --          3,427,000
        Finished products         36,715,000         24,718,000
                                 -----------        -----------

                                 $37,526,000        $30,644,000
                                 ===========        ===========

        PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost.

        Depreciation and amortization have been provided using straight-line and accelerated methods over the following estimated useful lives:

        Buildings and improvements                                20 to 30 years
        Production equipment                                       5 to 12 years
        Furniture and equipment                                     3 to 7 years
        Leasehold improvements           Shorter of life of lease or useful life

        All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

        INTANGIBLE ASSETS

        Intangible assets, including trademark costs, which are included in other non-current assets, are capitalized and amortized over periods ranging from two to ten years.

        ADVERTISING EXPENSES

        Advertising costs, which consist primarily of product advertising costs, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2000, 1999 and 1998 were $833,000, $1,204,000 and $1,512,000, respectively.

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

                         ASHWORTH, INC. AND SUBSIDIARIES

        NET INCOME PER SHARE

        The Company calculates basic EPS by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period (See Note 7, "Net Income Per Share" for computation of EPS.)

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

        FOREIGN CURRENCY

        The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders' equity. The Company's ability to sell its products in foreign markets and the value of the U.S. dollars of sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company's products or losses from currency exchange rates. The Company, from time to time, enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented

                         ASHWORTH, INC. AND SUBSIDIARIES
        by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's results of operations. As of October 31, 2000, the Company had no outstanding foreign currency forward exchange contracts.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's line of credit and long-term debt approximates the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and capital leases) also approximate fair value due to the short term nature of those instruments.

        RECLASSIFICATIONS

        Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(2)     LEASES

        During the years ended October 31, 2000, 1999 and 1998, the Company acquired $0, $0 and $65,000, respectively, of various equipment under capital leases.

        At October 31, 2000 and 1999, the accompanying consolidated balance sheets include the following equipment under capital leases:

                                               2000              1999
                                             ---------         ---------
        Production equipment                 $ 234,000         $ 266,000

        Less accumulated amortization         (170,000)         (163,000)
                                             ---------         ---------

                                             $  64,000         $ 103,000
                                             =========         =========

        Amortization of assets held under capital leases is included in depreciation and amortization expense.

                         ASHWORTH, INC. AND SUBSIDIARIES

      The Company also leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense for the years ended October 31, 2000, 1999 and 1998 was $1,864,000, $1,813,000 and $1,771,000,
      respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 2000 are:


                                                       CAPITAL            OPERATING
      YEAR ENDING OCTOBER 31,                          LEASES              LEASES
      -----------------------                        -----------         -----------
             2001                                    $    13,000         $ 1,750,000
             2002                                         13,000           1,895,000
             2003                                          9,000           1,826,000
             2004                                             --           1,865,000
             2005                                             --           1,781,000
             Thereafter                                       --           1,072,000
                                                     -----------         -----------
Total minimum lease payments                              35,000         $10,189,000
                                                                         ===========

Less amount representing interest (at rates
  ranging from 8.08% to 10.99%)                           (5,000)
                                                     -----------
Present value of future minimum capital lease
  payments (Note 4)                                  $    30,000
                                                     ===========

(3)   LINE OF CREDIT AGREEMENT

      The Company has a $25 million working capital line of credit agreement with a bank, which expires on May 1, 2002 and is collateralized by substantially all of the assets of the Company. The interest rate on borrowings is 0.5% below the bank's reference rate, which was 9.5% at October 31, 2000. The line of credit agreement requires the payment of a commitment fee of approximately 0.175% of the unused portion. The line of credit agreement contains certain financial covenants, the most restrictive of which require the Company to maintain, as defined, a minimum tangible net worth, a maximum debt-to-equity ratio, and a minimum ratio of cash and accounts receivable to current liabilities. The line of credit agreement also limits the purchase of capital equipment and requires the Company not to incur a net loss in any two consecutive quarters. The agreement permits the Company to acquire, for value, shares of Ashworth stock in an amount not to exceed $10,200,000 during the term of the agreement. At October 31, 2000, the Company had a balance of $1.5 million outstanding on this line of credit. The Company had no borrowings outstanding at October 31, 1999. The line of credit also provides for a $25.0 million limit for the sum of advances under the line of credit and the outstanding commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $11.3 million at October 31, 2000 and $8.5 million at October 31, 1999. The total amount of unused revolving credit available to the Company at October 31, 2000 was $12.2 million.

                         ASHWORTH, INC. AND SUBSIDIARIES

(4)     LONG-TERM DEBT

        Amounts outstanding under long-term debt agreements at October 31, 2000 and 1999 consist of the following:

                                                              2000              1999
                                                           -----------       -----------
        Installment notes bearing interest ranging from
          7.3% to 8.1%, with due dates through April
          2003, collateralized by various equipment        $ 1,341,000       $   733,000

        Note payable to a bank, bearing interest at
          8.4%, payable in monthly principal payments
          of $10,000 plus interest on the outstanding
          principal balance through November 2005, with
          a balloon payment of approximately $2.0
          million payable on November 30, 2005;
          collateralized by land and buildings               2,614,000         2,646,000

        Capital lease obligations (Note 2)                      30,000            66,000
                                                           -----------       -----------
                                                             3,985,000         3,445,000
        Less current portion                                  (692,000)         (681,000)
                                                           -----------       -----------
        Long-term debt                                     $ 3,293,000       $ 2,764,000
                                                           ===========       ===========

Future maturities of long-term debt at October 31, 2000 are as follows:

                YEAR ENDING OCTOBER 31,
                -----------------------
                          2001                    $  692,000
                          2002                       631,000
                          2003                       393,000
                          2004                       120,000
                          2005                     2,149,000
                                                  ----------
                                                  $3,985,000
                                                  ==========

(5)     EMPLOYEES' 401(k) PLAN

        The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company's expense for the years ended October 31, 2000, 1999 and 1998 was $159,000, $136,000 and $144,000, respectively.

                         ASHWORTH, INC. AND SUBSIDIARIES

(6)     STOCKHOLDERS' EQUITY

        Common Stock Options

        On December 14, 1999, the Company adopted the Ashworth, Inc. 2000 Equity Incentive Plan which was subsequently amended (as amended to date, the "2000 Plan"). The stockholders adopted the 2000 Plan on March 24, 2000 and concurrently terminated the Company's Incentive Stock Option Plan, the Founders' Nonqualified Stock Option Plan and the Nonqualified Stock Option Plan (together, the "Terminated Plans"). With the adoption of the 2000 Plan and the concurrent termination of the Terminated Plans, the Company reduced the aggregate number of shares available for issuance under its stock plans from 2,041,439 under the Terminated Plans to 1,900,000 shares of common stock under the 2000 Plan. On December 12, 2000 the Company filed Form S-8 (File No. 333-51730) to register the 1,900,000 shares of common stock available for issuance under the 2000 Plan.

        As of October 31, 2000, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had options covering 184,000 shares of common stock outstanding under the 2000 Plan with exercise prices ranging from $4.00 to $5.25 and expiration dates between December 2000 and June 2010. At October 31, 2000, a total of 1,716,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2000, the Company still had options covering 2,839,000 shares of common stock outstanding under the Terminated Plans with exercise prices ranging from $3.50 to $16.94 and expiration dates between December 2000 and July 2008.

        The following is a summary of stock option activity for the fiscal years ended October 31, 1998, October 31, 1999 and October 31, 2000:


                                             SHARES             OPTION EXERCISE PRICE PER SHARE
                                           UNDERLYING         -----------------------------------
                                           OUTSTANDING                                WEIGHTED-
                                             OPTIONS                RANGE              AVERAGE
                                           -----------        ------------------    -------------
        Balance at October 31, 1997         3,300,000         $ 4.50  --  $11.00        $ 7.43
           Granted                            557,000           9.94  --   16.94         11.54
           Exercised                       (1,327,000)          4.50  --   11.00          7.05
           Canceled or Expired               (127,000)          6.50  --   11.13          8.60
                                           ----------

        Balance at October 31, 1998         2,403,000           5.00  --   16.94          8.52
           Granted                            650,000           3.50  --    6.00          5.16
           Exercised                                0           0.00  --    0.00          0.00
           Canceled or Expired               (261,000)          5.50  --   10.81          8.23
                                           ----------

        Balance at October 31, 1999         2,792,000           3.50  --   16.94          7.80
           Granted                            402,000           4.00  --    5.25          4.26
           Exercised                                0           0.00  --    0.00          0.00
           Canceled or Expired               (171,000)          4.16  --   14.63          8.16
                                           ----------

        Balance at October 31, 2000         3,023,000         $ 3.50  --  $16.94        $ 7.29
                                           ==========

                         ASHWORTH, INC. AND SUBSIDIARIES

        The following is a summary of stock options outstanding at October 31, 2000:

                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ----------------------------------------     -------------------------
                                             WEIGHTED-
                                             AVERAGE        WEIGHTED-                     WEIGHTED-
                               NUMBER        REMAINING      AVERAGE         NUMBER         AVERAGE
            RANGE OF         OUTSTANDING    CONTRACTUAL     EXERCISE      EXERCISABLE     EXERCISE
        EXERCISE PRICES       (SHARES)         LIFE          PRICE         (SHARES)         PRICE
        ---------------      -----------    -----------     --------      -----------     ---------
        $3.50 --  6.78        1,710,000           4.6        $ 5.40        1,207,000        $ 5.78
         6.79 -- 11.86        1,133,000           2.2          9.05        1,073,000          8.99
        11.87 -- 16.94          180,000           4.8         14.28          170,000         14.13
                              ---------                                    ---------
                              3,023,000           3.7        $ 7.29        2,450,000        $ 7.76
                              =========                                    =========


        At October 31, 2000, 1999 and 1998, the number of shares of common stock underlying exercisable options was 2,450,000, 2,228,000 and 1,748,000, respectively, and the weighted-average exercise price of those options was $7.76, $8.06 and $8.49, respectively.

        For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 6.0% to 6.65% in 2000, 4.39% to 6.20% in 1999 and 5.41% to 5.94% in 1998; expected volatility of 57.6% to 60.5% in 2000 and 57.8% to 60.2% in 1999 and 56.4% to 57.5% in 1998; and
        expected life of 5 to 10 years in 2000 and 5 to 7 years in 1999 and 5 to 8 years in 1998. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero. The weighted-average fair value of options granted was $4.20 in 2000, $2.63 in 1999 and $7.60 in 1998. Had compensation cost for the Company's employee-based stock option plans been determined consistent with SFAS No. 123, the Company would have recorded net income of $5,789,000 or $0.43 per diluted share in 2000, net income of $2,646,000 or $0.19 per diluted share in 1999 and net income of $2,501,000 or $0.17 per share in 1998. These pro forma calculations only include the effects of 1999, 1998 and 1997 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

        DEFERRED COMPENSATION

        During fiscal 1993, common stock was issued to a golf professional for future services to the Company for a total value of $305,000. The service arrangements covered a six-year period and the value of the stock was amortized to operating expenses over this period. The unamortized portion of the deferred compensation was reported as a reduction in stockholders' equity.


        COMPREHENSIVE INCOME

        As of November 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a

                         ASHWORTH, INC. AND SUBSIDIARIES
        component of the comprehensive income (loss) in addition to net income
        (loss) for the period. For the quarters ended October 31, 2000 and 1999, total comprehensive income (loss) was $730,000 and $476,000, respectively. For the years ended October 31, 2000 and 1999, total comprehensive income was $5,681,000 and $3,742,000, respectively.


(7)     NET INCOME PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                                       YEAR ENDED OCTOBER 31,
                                                               2000             1999             1998
                                                           -----------      -----------      -----------
         NUMERATOR:
         Net income -
         numerator for basic and diluted earnings per
         share -- income available to common stockholders  $ 6,597,000      $ 3,817,000      $ 5,300,000
                                                           ===========      ===========      ===========
         DENOMINATOR:
         Denominator for basic earnings per share
          - weighted average shares                         13,406,000       14,035,000       14,185,000
         Effect of dilutive securities
          - stock options                                       61,000           10,000          620,000
                                                           -----------      -----------      -----------
         Denominator for diluted earnings per share
          - adjusted weighted average shares and
            assumed conversions                             13,467,000       14,045,000       14,805,000
                                                           ===========      ===========      ===========

        The diluted weighted average shares outstanding computation excludes 2,350,000, 2,502,000, and 226,000 anti-dilutive potential common shares in 2000, 1999 and 1998, respectively.

(8)     COMMITMENTS AND CONTINGENCIES

        PROMOTIONAL AGREEMENTS WITH PGA PROFESSIONALS AND A TELEVISION
        PERSONALITY

        The Company had promotional agreements with several PGA professionals (including Fred Couples, a significant stockholder of the Company), all of whom are related parties; Jim Nantz, a television personality and member of the Company's board of directors, also a related party; and a management company. Under the terms of these agreements, the Company is obligated to pay cash compensation and, in some cases, to issue options (at fair market value) to purchase shares of the Company's common stock.

        The aggregate annual cash compensation recognized under these agreements in fiscal year 2000, 1999 and 1998 was $890,000, $814,000 and $760,000,
        respectively, of which in 2000, $692,000 of the $890,000 was paid to the related parties. Future minimum commitments under these agreements are $1,319,000 payable in 2001, $1,257,000 payable in each of the years 2002 through 2005, $1,017,000 payable in 2006 and $1,000,000 payable in each of the years 2007 through 2011 to the related parties, and $23,000 payable in 2001 to others.

        These agreements have certain performance requirements that allow the players to earn additional cash compensation. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $3,000, $56,000 and $0 in

                         ASHWORTH, INC. AND SUBSIDIARIES
        charges related to performance requirements in 2000, 1999 and 1998, respectively, of which $0, $45,000 and $0 in 2000, 1999 and 1998, respectively, was paid to a related party.

        EXECUTIVE EMPLOYMENT AGREEMENTS

        In fiscal years 2000, 1999 and 1998, the Company had an executive employment agreement with Randall L. Herrel, Sr. and in fiscal years 1999 and 1998, the Company had an executive employment agreement with Gerald W. Montiel.

        The agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company's financial success and progress. A $169,000 bonus was awarded to Mr. Herrel in December 2000, based on the Company having achieved the goals set forth in the fiscal year 2000 bonus plan. No bonus was paid to him for fiscal years 1999 and 1998. A $50,000 bonus was awarded to Mr. Herrel in 1998, based on the Company's improved earnings per share in fiscal year 1997. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

        Mr. Montiel resigned as chairman, director and executive employee effective December 31, 1998. The executive employment agreement contains a noncompetition provision covering the term of employment and the ten-year post-termination period which provides that, as consideration for Montiel's non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset is being amortized using the straight-line method over the ten-year non-compete period.

        Effective June 25, 1997, in connection with the termination of John Ashworth's executive employment, the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Ashworth. The agreement included a non-compete provision that provided an initial payment to Mr. Ashworth of $263,000 for the first year, and 40% of such amount over each of the next nine years. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset was being amortized using the straight-line method over the ten-year non-compete period. However, in June 2000, Mr. Ashworth chose to terminate the non-compete provision in the agreement and will therefore receive no further payments. The balance of the accrued present value of the estimated cash payments and the unamortized balance of the asset were written off in fiscal year 2000.

        LEGAL PROCEEDINGS

        On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand,

                         ASHWORTH, INC. AND SUBSIDIARIES
        offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. On July 18, 2000 the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint ("Second Amended Complaint") making allegations and seeking remedies similar to those in the prior complaint. On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint. The matter is set for hearing before the U.S. District Court in February of 2001. No discovery has taken place in this matter to date.

        In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court. They filed a first amended complaint on November 29, 2000. By their amended complaint, the plaintiffs allege, among other things, that the Company failed to pay commissions and/or provide discounts on various sales; failed to honor an agreement for plaintiffs to develop a corporate sales division, and will not provide credit for the return of certain goods. Plaintiffs seek an accounting and an unspecified amount of compensatory and punitive damages. On January 19, 2001, the Company filed an answer to the first amended complaint denying the claims and asserting a number of defenses. On the same date, the Company filed a cross-complaint against plaintiffs for failure to pay for goods. Discovery in this case has just commenced.

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


(9)     RELATED-PARTY TRANSACTIONS

        At October 31, 1999, the Company had a note receivable from an officer for $70,000. The note was secured by a Short Form Deed of Trust and accrued interest annually at 6%. The entire balance of the note was collected during fiscal year 2000.

        In September 1997, a stockholder of the Company exercised stock options in exchange for a note receivable of $850,000. The note was secured by the underlying common stock, and accrued interest annually at 8%. The entire balance of the note was collected during 1998.

        Starting in 1997, the Company began using as one of its external sales representatives, a company which was owned in part by a related party. Sales commissions paid to that company were approximately $0, $228,000 and $323,000 for the years ended October 31, 2000, 1999 and 1998,

                         ASHWORTH, INC. AND SUBSIDIARIES
        respectively.

        The Company has promotional agreements with a director and certain stockholders. (See Note 8.)

(10)    INCOME TAXES

        The provision for income taxes for the years ended October 31, 2000, 1999 and 1998 is as follows:

                                               2000            1999            1998
                                           -----------     -----------     -----------
        Current provision:
          Federal                          $ 3,684,000     $ 2,047,000     $ 3,000,000
          State                                826,000         408,000         596,000
                                           -----------     -----------     -----------
                Total                        4,510,000       2,455,000       3,596,000
                                           -----------     -----------     -----------
        Deferred provision (benefit):
          Federal                              (44,000)         (4,000)        (98,000)
          State                                (75,000)         (1,000)       (108,000)
                                           -----------     -----------     -----------
                Total                         (119,000)         (5,000)       (206,000)
                                           -----------     -----------     -----------
                                           $ 4,391,000     $ 2,450,000     $ 3,390,000
                                           ===========     ===========     ===========


        The components of the Company's deferred income tax benefit and liability as of October 31, 2000 and 1999 are as follows:

                                                           2000            1999
                                                        -----------     -----------
        Current deferred income tax benefit:
          Allowance for doubtful accounts               $   252,000     $    95,000
          Inventory reserves                                412,000         579,000
          Unearned royalty                                   31,000         117,000
          Accrued compensation                              370,000         103,000
          Foreign subsidiary net operating loss             210,000              --
          Other nondeductible accruals                      475,000         536,000
          Other deductible capitalized costs                 74,000          73,000
                                                        -----------     -----------
              Total gross deferred tax assets           $ 1,824,000     $ 1,503,000
              Less valuation allowance                     (210,000)             --
                                                        -----------     -----------

              Net deferred tax assets                   $ 1,614,000     $ 1,503,000
                                                        ===========     ===========
        Long-term deferred income tax liability --
          depreciation                                  $   742,000     $   750,000
                                                        ===========     ===========

        There was no valuation allowance for deferred tax assets as of November 1, 1999 and 1998. The net change in the total valuation allowance for the years ended October 31, 2000 and 1999 was an increase of $210,000 and $0, respectively. The $210,000 valuation allowance was provided for the foreign subsidiary's net operating loss for which the Company is uncertain as to their realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a net deferred income tax asset of $872,000 and $753,000 as of October 31, 2000 and 1999, respectively. The realization of this net asset may be dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured,

                         ASHWORTH, INC. AND SUBSIDIARIES
        management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

        A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:


                                              2000           1999           1998
                                          -----------    -----------    -----------
        Computed income tax at the
          expected statutory rate         $ 3,736,000    $ 2,131,000    $ 2,955,000
        State income tax, net of
          federal tax benefits                458,000        306,000        349,000
        Nondeductible expenses                 98,000        113,000        110,000
        Foreign sales corporation tax
          benefit                              (8,000)       (31,000)       (30,000)
        Foreign tax jurisdiction rate
          differential                         28,000             --             --
        Increase in valuation allowance       210,000             --             --
        Other                                (131,000)       (69,000)         6,000
                                          -----------    -----------    -----------
        Income tax provision              $ 4,391,000    $ 2,450,000    $ 3,390,000
                                          ===========    ===========    ===========

        As of October 31, 2000, the Company has a foreign subsidiary net operating loss of $702,000, which is available to offset foreign subsidiary taxable income, if any, indefinitely.

                         ASHWORTH, INC. AND SUBSIDIARIES

(11)    SEGMENT INFORMATION

        The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established reporting disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized as follows for the years ended October 31, 2000, 1999 and 1998 (in thousands).

                                            2000          1999           1998
                                          --------      --------       --------
        NET REVENUE:
           Domestic                        109,743        93,527         89,389
           International                    16,204        14,394         17,952
                                          --------      --------       --------
           Total                           125,947       107,921        107,341
                                          ========      ========       ========

        INCOME (LOSS) FROM OPERATIONS:
           Domestic                         10,764         7,009          8,079
           International                     1,617          (513)           852
                                          --------      --------       --------
           Total                            12,381         6,496          8,931
                                          ========      ========       ========

        CAPITAL EXPENDITURES:
           Domestic                          4,040         1,199          2,120
           International                       144           260            245
                                          --------      --------       --------
           Total                             4,184         1,459          2,365
                                          ========      ========       ========

        TOTAL ASSETS:
           Domestic                         74,847        73,768         78,998
           International                    12,524         6,338          2,636
                                          --------      --------       --------
           Total                            87,371        80,106         81,634
                                          ========      ========       ========

        DEPRECIATION:
           Domestic                          2,037         1,910          2,063
           International                       153           144            141
                                          --------      --------       --------
           Total                             2,190         2,054          2,204
                                          ========      ========       ========

                         ASHWORTH, INC. AND SUBSIDIARIES

(12)    RESULTS BY QUARTER (UNAUDITED)

        The unaudited results by quarter for the years ended October 31, 2000 and 1999 are shown below:



                                           FIRST             SECOND             THIRD            FOURTH
        YEAR ENDED OCTOBER 31, 2000       QUARTER            QUARTER           QUARTER           QUARTER
        ---------------------------     ------------       ------------      ------------      ------------
        Net revenues                    $ 22,499,000       $ 41,272,000      $ 35,004,000      $ 27,172,000
        Gross profit                       8,030,000         16,891,000        13,367,000        10,696,000
        Net income                           273,000          3,444,000         1,820,000         1,060,000
        Net income per basic share               .02                .26               .14               .08
        Weighted-average basic
          shares outstanding              13,684,000         13,467,000        13,320,000        13,154,000
        Net income per diluted share             .02                .26               .14               .08
        Weighted-average diluted
          shares outstanding              13,696,000         13,498,000        13,370,000        13,331,000


                                           FIRST             SECOND             THIRD            FOURTH
        YEAR ENDED OCTOBER 31, 1999       QUARTER            QUARTER           QUARTER           QUARTER
        ---------------------------     ------------       ------------      ------------      ------------
        Net revenues                    $ 19,662,000       $ 35,690,000      $ 30,067,000      $ 22,502,000
        Gross profit                       6,241,000         13,570,000        10,854,000         8,698,000
        Net income (loss)                   (487,000)         2,328,000         1,481,000           495,000
        Net income (loss) per
          basic share                           (.03)               .17               .11               .04
        Weighted-average basic
          shares outstanding              14,080,000         14,080,000        14,064,000        13,917,000
        Net income (loss) per
          diluted share                         (.03)               .17               .11               .04
        Weighted-average diluted
          shares outstanding              14,080,000         14,082,000        14,085,000        13,929,000

        During the fourth quarter of fiscal year 2000 the Company had a net income of $1,060,000 as compared to $495,000 in the same period of the prior year primarily due to higher revenues volume, improved gross margins and reduced expenses.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Ashworth, Inc.:

Under date of December 11, 2000, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware Corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                    KPMG LLP

San Diego, California
December 11, 2000

                         ASHWORTH, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                               Additions
                                        -------------------------
                        Balance at      Charged to      Charged to                  Balance
                        Beginning       Costs and       Other                       at End
Description             of Year         Expense         Accounts    Deductions      of Year
-----------             ----------      ----------      --------    ----------      ----------
FOR THE YEAR ENDED
OCTOBER 31, 1998:

Allowance for
Doubtful accounts       $  648,000      $  608,000      $   --      $  217,000      $1,039,000
                        ==========      ==========      ======      ==========      ==========
FOR THE YEAR ENDED
OCTOBER 31, 1999:

Allowance for
Doubtful accounts       $1,039,000      $  309,000      $   --      $  459,000      $  889,000
                        ==========      ==========      ======      ==========      ==========
FOR THE YEAR ENDED
OCTOBER 31, 2000:

Allowance for
Doubtful accounts       $  889,000      $  744,000      $   --      $  395,000      $1,238,000
                        ==========      ==========      ======      ==========      ==========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASHWORTH, INC.
                                        (REGISTRANT)

DATE: JANUARY 29, 2001                  BY: /S/ RANDALL L. HERREL, SR.
                                            --------------------------
                                        RANDALL L. HERREL, SR.
                                        CHIEF EXECUTIVE OFFICER


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                TITLE                          DATE
       ---------                                -----                          ----
/S/ RANDALL L. HERREL, SR.             PRESIDENT AND                    JANUARY 29, 2001
-------------------------------        CHIEF EXECUTIVE OFFICER
RANDALL L. HERREL, SR.                 (PRINCIPAL EXECUTIVE OFFICER)
                                       DIRECTOR


/S/ TERENCE W. TSANG                   EXECUTIVE VICE PRESIDENT,        JANUARY 29, 2001
-------------------------------        CHIEF OPERATING OFFICER
TERENCE W. TSANG                       CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL
                                       AND ACCOUNTING OFFICER)


/S/ JOHN M. HANSON, JR.                DIRECTOR                         JANUARY 29, 2001
-------------------------------
JOHN M. HANSON, JR.


/S/ ANDRE P. GAMBUCCI                  DIRECTOR                         JANUARY 29, 2001
-------------------------------
ANDRE P. GAMBUCCI


/S/ JAMES W. NANTZ, III                DIRECTOR                         JANUARY 29, 2001
-------------------------------
JAMES W. NANTZ, III


/S/ STEPHEN BARTOLIN, JR.              DIRECTOR                         JANUARY 29, 2001
-------------------------------
STEPHEN BARTOLIN, JR.


/S/ STEPHEN G. CARPENTER, JR.          DIRECTOR                         JANUARY 29, 2001
-------------------------------
STEPHEN G. CARPENTER, JR.


/S/ H. MICHAEL HECHT                   DIRECTOR                         JANUARY 29, 2001
-------------------------------
H. MICHAEL HECHT