Form 10-Q
period 2001-01-31
ASHWORTH INC
filed 2001-03-16
CIK 820774

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

                             2765 LOKER AVENUE WEST
                               CARLSBAD, CA 92008
                    (Address of Principal Executive Offices)

                                 (760) 438-6610
                       Telephone No. Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Title                                  Outstanding at MARCH 13, 2001

$.001 PAR VALUE COMMON STOCK                                13,159,619

                                     INDEX

                                                                              PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS                            1
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                  2
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                  3
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            10

PART II. OTHER INFORMATION                                                     10

ITEM 1.  LEGAL PROCEEDINGS                                                     10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                             11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   11

ITEM 5.  OTHER INFORMATION                                                     11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      11

               SIGNATURES                                                      15

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        January 31,      October 31,
                                                            2001            2000
                                                       ------------     ------------
ASSETS                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents                         $    894,000     $  1,231,000
     Accounts receivable - trade, net                    28,066,000       25,578,000
     Accounts receivable - other                          2,089,000        2,221,000
     Inventories, net                                    42,912,000       37,526,000
     Income tax refund receivable                           384,000          582,000
     Other current assets                                 4,422,000        1,891,000
     Deferred income tax asset                            1,614,000        1,614,000
                                                       ------------     ------------
       Total current assets                              80,381,000       70,643,000
                                                       ------------     ------------

Property, plant and equipment, at cost                   32,561,000       30,452,000
     Less accumulated depreciation and amortization     (16,234,000)     (15,604,000)
                                                       ------------     ------------
                                                         16,327,000       14,848,000
                                                       ------------     ------------

Other assets                                              1,800,000        1,880,000
                                                       ------------     ------------
        Total assets                                   $ 98,508,000     $ 87,371,000
                                                       ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                      $ 13,090,000     $  1,490,000
     Current portion of long-term debt                      682,000          692,000
     Accounts payable - trade                             3,807,000        4,477,000
     Accrued liabilities                                  3,491,000        3,988,000
                                                       ------------     ------------
       Total current liabilities                         21,070,000       10,647,000
                                                       ------------     ------------

Long-term debt, net of current portion                    3,472,000        3,293,000
Deferred income tax liability                               742,000          742,000
Other long term liabilities                                 599,000          715,000

Stockholders' equity:
     Common stock                                            13,000           13,000
     Capital in excess of par value                      37,857,000       37,698,000
     Retained earnings                                   35,622,000       35,241,000
     Accumulated other comprehensive loss                  (867,000)        (978,000)
                                                       ------------     ------------
       Total stockholders' equity                        72,625,000       71,974,000
                                                       ------------     ------------
        Total liabilities and stockholders' equity     $ 98,508,000     $ 87,371,000
                                                       ============     ============

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    Three months ended January 31,
                                                        2001             2000
                                                    ------------     ------------
Net revenues                                         $27,706,000      $22,499,000

Cost of goods sold                                    17,760,000       14,469,000
                                                    ------------     ------------
  Gross profit                                         9,946,000        8,030,000

Selling, general and administrative expenses           9,070,000        7,432,000
                                                    ------------     ------------
  Income from operations                                 876,000          598,000

Other income (expense):
  Interest income                                          3,000           33,000
  Interest expense                                      (331,000)         (86,000)
  Other income (expense)                                  87,000          (94,000)
                                                    ------------     ------------
    Total other expense                                 (241,000)        (147,000)
                                                    ------------     ------------

  Income before provision for income tax expense         635,000          451,000

Provision for income tax expense                         254,000          178,000

                                                    ------------     ------------
  Net income                                        $    381,000     $    273,000
                                                    ============     ============

Net income per share
Basic:
  Weighted average shares outstanding                 13,118,000       13,684,000
  Net income per share                                     $0.03            $0.02
Diluted:
  Weighted average shares outstanding                 13,437,000       13,696,000
  Net income per share                                     $0.03            $0.02

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                         Three months ended January 31,
                                                              2001            2000
                                                         ------------     ------------
Cash flows from operating activities:

NET CASH USED IN OPERATING ACTIVITIES                    $(10,208,000)     $(6,311,000)

Cash flows from investing activities:

     Proceeds from disposal of property and equipment           8,000                -
     Purchases of property and equipment                   (2,176,000)        (497,000)
                                                         ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                      (2,168,000)        (497,000)

Cash flows from financing activities:

     Principal payments on capital
       lease obligations                                       (2,000)         (10,000)
     Borrowings on line of credit                          17,200,000        4,450,000
     Payments on line of credit                            (5,600,000)      (1,850,000)
     Proceeds from long-term borrowing                      3,000,000                -
     Principal payments on notes payable
       and long-term debt                                  (2,829,000)        (172,000)
     Proceeds from issuance of common stock                   159,000                -
     Payments for repurchase of common stock                        -       (1,018,000)
                                                         ------------     ------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                 11,928,000        1,400,000


EFFECT OF EXCHANGE RATE CHANGES ON CASH                       111,000          (79,000)
                                                         ------------     ------------

Net decrease in cash and cash equivalents                    (337,000)      (5,487,000)

Cash and cash equivalents, beginning of period              1,231,000        6,507,000

                                                         ------------     ------------
Cash and cash equivalents, end of period                 $    894,000     $  1,020,000
                                                         ============     ============

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2001

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

      Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES.

      Inventories consisted of the following at January 31, 2001 and October 31, 2000:

                                               January 31,          October 31,
                                                   2001                 2000
                                               -----------          -----------
               Raw materials                   $   771,000          $   811,000
               Finished goods                   42,141,000           36,715,000
                                               -----------          -----------
               Total inventories, net          $42,912,000          $37,526,000
                                               ===========          ===========

NOTE 3 - INCOME PER SHARE INFORMATION.

      Basic income per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted income per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted income per share based on the requirements of SFAS No. 128:

                                                  Three months ended January 31,
                                                       2001            2000
                                                   -----------      -----------
      NUMERATOR:
      Net income

        numerator for basic and diluted
        income per share - income available
        to common stockholders                        $381,000         $273,000
                                                   ===========      ===========

      DENOMINATOR:
      Denominator for basic income
        per share - weighted average shares         13,118,000       13,684,000

      Effect of dilutive securities -
        stock options                                  319,000           12,000
                                                   -----------      -----------

      Denominator for diluted income
        per share - adjusted weighted average
        shares and assumed conversions              13,437,000       13,696,000
                                                   ===========      ===========

      BASIC INCOME  PER SHARE                            $0.03            $0.02

      DILUTED INCOME  PER SHARE                          $0.03            $0.02


      For the quarters ended January 31, 2001 and 2000, the diluted weighted average shares outstanding computation excludes 1,209,000 and 2,703,000 anti-dilutive options, respectively.

NOTE 4 - COMPREHENSIVE INCOME.

      The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income in addition to net income for the period. For the quarters ended January 31, 2001 and 2000, total comprehensive income was $492,000 and $194,000, respectively.

NOTE 5 - LEGAL PROCEEDINGS.

      On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. On July 18, 2000 the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint ("Second Amended Complaint") making allegations and seeking remedies similar to those in the prior complaint. On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint. The motion to dismiss was heard before the U.S. District Court in February of 2001. The matter is currently under submission. No discovery has taken place in this matter to date.

      In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court. They filed a first amended complaint on November 29, 2000. By their amended complaint, the plaintiffs allege, among other things, that the Company failed to pay commissions and/or provide discounts on various sales, failed to honor an agreement for plaintiffs to develop a corporate sales division, and will not provide credit for the return of certain goods. Plaintiffs seek an accounting and an unspecified amount of compensatory and punitive damages. On January 19, 2001, the Company filed an answer to the first amended complaint denying the claims and asserting a number of defenses. On the same date, the Company filed a cross-complaint against plaintiffs for failure to pay for goods. Discovery in this case has commenced. A trial is set for August 2001.

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

NOTE 6 - SEGMENT INFORMATION.

      The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized (for the dates or periods presented) below:

                                    Three           Three
                                    Months          Months
                                    Ended           Ended
                                 January 31,     January 31,
                                     2001            2000
                                   -------         -------
         NET REVENUE:
             Domestic              $24,128         $19,733
             International           3,578           2,766
                                   -------         -------
             Total                 $27,706         $22,499
                                   =======         =======

                                 January 31,     October 31,
                                     2001           2000
                                   -------         -------
         TOTAL ASSETS:
             Domestic              $85,491         $74,847
             International          13,017          12,524
                                   -------         -------
             Total                 $98,508         $87,371
                                   =======         =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Consolidated net revenue for the first quarter of fiscal 2001 increased 23.1% to $27,706,000 from $22,499,000 for the same period in 2000. Net revenue for the domestic segment increased 22.3% to $24,128,000 from $19,733,000 in the first quarter of fiscal 2000, due to strong growth in all domestic wholesale channels of distribution. Net revenue for the international segment increased 29.4% to $3,578,000 from $2,766,000 for the same period of the prior year primarily due to increased net revenue from the Company's European subsidiary, for which net revenue increased by $883,000, partially offset by lower net revenues from South Africa.

Consolidated gross profit margin for the quarter increased to 35.9% as compared to 35.7% a year earlier, primarily due to improved inventory management and sourcing.

Consolidated selling, general and administrative (SG&A) expenses increased 22.0% to $9,070,000. As a percentage of net revenue, SG&A expenses decreased to 32.7% of net revenue for the first quarter of fiscal 2001 compared to 33.0% in the first quarter of fiscal 2000, reflecting increased revenue and continuing focus on cost efficiencies. The Company installed approximately 100 golfman shop fixtured locations during the first quarter of fiscal 2001, bringing the total number to approximately 1,000 at January 31, 2001.

Total other expense increased to $241,000 for the first quarter of fiscal 2001 from $147,000 in the first quarter of 2000, due primarily to a higher net interest expense resulting from increased average borrowing on the Company's line of credit with the bank.

The effective income tax rate for the first quarter of fiscal year 2001 was 40.0% of pre-tax income as compared to 39.5% of pre-tax income in the same quarter of fiscal year 2000.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $25,000,000 working capital line of credit with Bank of America. The Company negotiated an amendment to the line of credit agreement effective January 31, 2001. The amendment provides for a seasonal increase in the line of credit to $35,000,000 for the periods from March 1, 2001 to June 1, 2001 and again from March 1, 2002 to May 1, 2002. At January 31, 2001, the Company had $13,090,000 outstanding against the line compared to $1,490,000 outstanding against the line as of October 31, 2000.

Trade receivables were $28,066,000 at January 31, 2001, an increase of $2,488,000 or 9.7% over the balance at October 31, 2000. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $24,089,000 at January 31, 2000, rather than the year-end balance. This shows an increase of 16.5% in receivables which is primarily due to the 24.0% increase in consolidated wholesale net revenue for the first quarter of fiscal year 2001.

Inventory increased to $42,912,000 at January 31, 2001 from $37,526,000 at October 31, 2000, an increase of 14.4%. Compared to the inventory of $35,474,000 at January 31, 2000, inventory increased by 21.0% and was in line with the Company's future booking increases.

During the first three months of fiscal 2001, the Company incurred capital expenditures of $2,176,000 mainly for the new corporate office facilities, warehouse automation and computer equipment. The Company consolidated its corporate offices into one new facility from three buildings, one of which was leased through February 28, 2001.

Common stock and capital in excess of par value increased by $159,000 in the three months ended January 31, 2001, primarily due to the issuance of shares on exercise of options.

Based on current levels of operations, the Company expects sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company expects to be able to meet all of its debt service, capital expenditure, and working capital requirements during the next twelve months.

DERIVATIVES

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of January 31, 2001, the Company was not a party to any outstanding foreign exchange contracts.

NEW ACCOUNTING STANDARDS

Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized into earnings. For the quarter ended January 31, 2001 the Company did not engage in any hedging activities and was not a party to any derivative instruments.

CAUTIONARY STATEMENTS AND RISK FACTORS

This report on Form 10-Q contains certain forward-looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward looking statements may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Forward looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include, but are not limited to, the following:

~ Demand for the Company's products may decrease significantly if the economy weakens or if the popularity of golf decreases.

~ Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

~ The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company's market share is not significant. Price competition or industry consolidation could weaken the Company's competitive position.

~ Certain of the Company's competitors may be better positioned to capitalize on the opportunities provided by e-commerce (i.e., revenues and marketing over the Internet). This could weaken the Company's competitive position.

~ The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company's quality standards, the Company could lose sales.

~ There can be no assurance that the Company's future revenues will not decline due to various factors, including potential consolidation of the Company's core green grass market, which could result in discounting, as well as possible general declines in economic conditions from the levels recently experienced.

~ Fluctuations in foreign currency exchange rates could affect the Company's ability to sell its products in foreign markets and the value in U.S. dollars of revenues made in foreign currencies.

~ The Company maintains high levels of inventory to support its Basics program. Additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and writedowns of inventories may materially impair the Company's financial performance in any period. Particular inventories may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt consists of a line of credit and notes payable with a total balance of $17,244,000 at January 31, 2001. The debt bears interest at variable and fixed rates ranging from 7.3% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities.

The Company's ability to sell its products in foreign markets and the value of the U.S. dollars of sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company's products or losses from currency exchange rates. From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's results of operations. As of January 31, 2001, the Company had no outstanding foreign currency forward exchange contracts

                                     PART II

                                OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company's business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company's business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company's common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served on the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18,

2000, the Company filed a motion to dismiss. On May 22, 2000 the Court heard the motion to dismiss and took it under submission. On July 18, 2000 the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint ("Second Amended Complaint") making allegations and seeking remedies similar to those in the prior complaint. On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint. The motion to dismiss was heard before the U.S. District Court in February of 2001. The matter is currently under submission. No discovery has taken place in this matter to date.

In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court. They filed a first amended complaint on November 29, 2000. By their amended complaint, the plaintiffs allege, among other things, that the Company failed to pay commissions and/or provide discounts on various sales, failed to honor an agreement for plaintiffs to develop a corporate sales division, and will not provide credit for the return of certain goods. Plaintiffs seek an accounting and an unspecified amount of compensatory and punitive damages. On January 19, 2001, the Company filed an answer to the first amended complaint denying the claims and asserting a number of defenses. On the same date, the Company filed a cross-complaint against plaintiffs for failure to pay for goods. Discovery in this case has commenced. A trial is set for August 2001.

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

Item 5.      OTHER INFORMATION - NONE

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a)        Certificate of Incorporation as filed March 19, 1987 with the
            Secretary of State of Delaware, Amendment to Certificate of
            Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to
            Registrant's Registration Statement dated February 21, 1992 (File
            No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as
            Exhibit 3(a) to the Registrant's Form 10-K for year ended October
            31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b) Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on February 23,
            2000 (File No. 0-18553) and incorporated herein by reference).

4(a) Specimen certificate for Common Stock, par value $.001, of the Registrant (filed as Exhibit 4(a) to Registrant's Registration
         Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)  Specimen certificate for Options granted under the Amended and Restated
         Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit
         4(b) to Registrant's Form 10-K for the year ended October 31, 1993
         (File No. 0-18553) and incorporated herein by reference).

4(b)(2)  Specimen certificate for Options granted under the Founders Stock
         Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to
         Registrant's Form 10-K for the year ended October 31, 1993 (File No.
         0-18553) and incorporated herein by reference).

4(c)     Specimen certificate for Options granted under the Incentive Stock
         Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to Registrant's
         Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)     Rights Agreement dated as of October 6, 1998 as amended on February
         22, 2000 by and between Ashworth, Inc. and American Securities
         Transfer & Trust, Inc. (filed as Exhibit 4.1 to Registrant's Form
         8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

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

10(c)*   Promotion Agreement effective June 1, 1998 by and among Ashworth,
         Inc., James W. Nantz, III and Nantz Communications, Inc. (filed as
         Exhibit 10(d) to Registrant's Form 10-K for the year ended October
         31, 1998 (File No. 0-18553) and incorporated herein by reference).

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

10(f)*   Employment Agreement effective December 15, 2000 by and between
         Ashworth, Inc. and Terence W. Tsang.

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

10(i)*    Amended and Restated Nonqualified Stock Option Plan dated November 1,
          1996 (filed as Exhibit 10(i) to Registrant's Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)*    Amended and Restated Incentive Stock Option Plan dated November 1,
          1996 (filed as Exhibit 10(j) to Registrant's Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)*    Amended and Restated 2000 Equity Incentive Plan dated December 14,
          1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit
          4.1 to Registrant's Form S-8 filed on December 12, 2000 (File No.
          333-51730) and incorporated herein by reference).

10(l)(1)* Business Loan Agreement dated June 1, 2000, between Ashworth, Inc.,
          Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth
          International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.
          expiring May 1, 2002. (filed as Exhibit 10(m) to Registrant's Form
          10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)(2)* Amendment to the Business Loan Agreement dated June 1, 2000, effective
          January 31, 2001, between Ashworth, Inc., Ashworth Store I, Inc.,
          Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K.
          Ltd. and Bank of America, N. A. expiring May 1, 2002.

10(m)*    Change in Control Agreement dated November 1, 2000 by and between
          Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to
          Registrant's Form 10-K for the year ended October 31, 2000 (File No.
          0-18553) and incorporated herein by reference).

10(n)*    Change in Control Agreement dated November 1, 2000 by and between
          Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to
          Registrant's Form 10-K for the year ended October 31, 2000 (File No.
          0-18553) and incorporated herein by reference).

10(o)*    Promotion Agreement effective November 1, 1999 by and between
          Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to
          Registrant's Form 10-K for the year ended October 31, 2000 (File No.
          0-18553) and incorporated herein by reference).

10(p)* Amended and Restated Offer and Acceptance of Executive Employment effective February 1, 2000 by and between Ashworth, Inc. and Nicoletta
          Larucci-Miele.

10(q)*    Offer and Acceptance of Executive Employment effective November 29,
          1999 by and between Ashworth, Inc. and Anthony Wilkinson.




(b) Reports on Form 8-K. - NONE.

* Compensation plan, contract or agreement required to be filed as an Exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ASHWORTH, INC.
                                                (Registrant)



Date: March 16, 2001                           By: /s/ Randall L. Herrel, Sr.
      --------------------------               --------------------------------

                                               Randall L. Herrel, Sr.
                                               President and Chief Executive
                                               Officer


Date: March 16, 2001                           By: /s/ Terence W. Tsang
      --------------------------               --------------------------------

                                               Terence W. Tsang
                                               Executive Vice President,
                                               Chief Operating Officer
                                               and Chief Financial Officer