Form 10-Q
period 2001-04-30
ASHWORTH INC
filed 2001-06-14
CIK 820774

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-18553

Ashworth, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	84-1052000 (I.R.S. Employee Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding at June 4, 2001

$.001 par value Common Stock	13,129,469

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2001	2000

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$1,657,000	$1,231,000

Accounts receivable-trade, net	48,664,000	25,578,000

Accounts receivable – other	2,378,000	2,221,000

Inventories	35,873,000	37,526,000

Income tax refund receivable	–	582,000

Other current assets	3,357,000	1,891,000

Deferred income tax asset	1,614,000	1,614,000

Total current assets	93,543,000	70,643,000

Property, plant and equipment, at cost	35,156,000	30,452,000

Less accumulated depreciation and amortization	(16,459,000)	(15,604,000)

	18,697,000	14,848,000

Other assets	1,643,000	1,880,000

Total assets	$113,883,000	$87,371,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Note payable	$19,775,000	$1,490,000

Current portion of long-term debt	727,000	692,000

Accounts payable-trade	4,066,000	4,477,000

Income taxes payable	3,006,000	–

Accrued liabilities	5,402,000	3,988,000

Total current liabilities	32,976,000	10,647,000

Long-term debt, net of current portion	3,242,000	3,293,000

Deferred income tax liability	742,000	742,000

Other long term liabilities	608,000	715,000

Stockholders’ equity:

Common stock	13,000	13,000

Capital in excess of par value	37,803,000	37,698,000

Retained earnings	39,633,000	35,241,000

Accumulated other comprehensive loss	(1,134,000)	(978,000)

Total stockholders’ equity	76,315,000	71,974,000

Total liabilities and stockholders’ equity	$113,883,000	$87,371,000

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,

	2001	2000	2001	2000

Net revenues	$46,908,000	$41,272,000	$74,614,000	$63,771,000

Cost of goods sold	27,655,000	24,381,000	45,415,000	38,850,000

Gross profit	19,253,000	16,891,000	29,199,000	24,921,000

Selling, general and administrative expenses	12,047,000	10,641,000	21,117,000	18,073,000

Income from operations	7,206,000	6,250,000	8,082,000	6,848,000

Other income (expense):

Interest income	6,000	7,000	8,000	40,000

Interest expense	(449,000)	(229,000)	(780,000)	(315,000)

Other income (expense)	(78,000)	(335,000)	10,000	(429,000)

Total other expense	(521,000)	(557,000)	(762,000)	(704,000)

Income before provision for income tax expense	6,685,000	5,693,000	7,320,000	6,144,000
Provision for income tax expense	2,674,000	2,249,000	2,928,000	2,427,000

Net income	$4,011,000	$3,444,000	$4,392,000	$3,717,000

Net income per share

Basic:

Weighted average shares outstanding	13,149,000	13,467,000	13,133,000	13,576,000

Net income per share	$0.31	$0.26	$0.33	$0.27

Diluted:

Weighted average shares outstanding	13,584,000	13,498,000	13,510,000	13,598,000

Net income per share	$0.30	$0.26	$0.33	$0.27

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,

	2001	2000

Cash flows from operating activities:

Net cash used in operating activities	($12,654,000)	($8,828,000)

Cash flows from investing activities:

Purchases of property and equipment	(5,146,000)	(1,746,000)

Proceeds from sale of property and equipment	8,000	–

Net cash used in investing activities	(5,138,000)	(1,746,000)

Cash flows from financing activities:

Principal payments on capital lease obligations	(5,000)	(22,000)

Borrowings on line of credit	32,275,000	17,723,000

Payments on line of credit	(13,990,000)	(11,868,000)

Proceeds from long-term borrowing	3,000,000	1,441,000

Principal payments on notes payable and long-term debt	(3,011,000)	(345,000)

Payments for repurchase of common stock	(217,000)	(1,569,000)

Proceeds from issuance of common stock	322,000	–

Net cash provided by financing activities	18,374,000	5,360,000

Effect of exchange rate changes on cash	(156,000)	(362,000)

Net increase (decrease) in cash and cash equivalents	426,000	(5,576,000)

Cash and cash equivalents, beginning of period	1,231,000	6,507,000

Cash and cash equivalents, end of period	$1,657,000	$931,000

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001

NOTE 1 — Basis of Presentation.

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

Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2000 filed with the Securities and Exchange Commission.

NOTE 2 — Inventories.

Inventories consisted of the following at April 30, 2001 and October 31, 2000:

	April 30,	October 31,
	2001	2000

Raw materials	$583,000	$811,000

Finished goods	35,290,000	36,715,000

Total inventories, net	$35,873,000	$37,526,000

NOTE 3 — Net Income Per Share Information.

Basic net income per share has been computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based upon the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based upon the requirements of SFAS No. 128:

	Three months ended April 30,		Six months ended April 30,

	2001	2000	2001	2000

Numerator:

Net income numerator for basic and diluted income per share – income available to common stockholders	$4,011,000	$3,444,000	$4,392,000	$3,717,000

Denominator:

Denominator for basic income per share – weighted average shares	13,149,000	13,467,000	13,133,000	13,576,000

Effect of dilutive securities: stock options	435,000	31,000	377,000	22,000

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	13,584,000	13,498,000	13,510,000	13,598,000

Basic net income per share	$0.31	$0.26	$0.33	$0.27

Diluted net income per share	$0.30	$0.26	$0.33	$0.27

For the quarters ended April 30, 2001 and 2000, the diluted weighted average shares outstanding computation excludes 1,134,000 and 2,551,000 options whose impact would have an anti-dilutive effect, respectively. For the six months ended April 30, 2001 and 2000, the diluted weighted average shares outstanding computation excludes 1,139,000 and 2,555,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 4 – Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income in addition to net income for the period. For the quarters ended April 30, 2001 and 2000, total comprehensive income was $3,744,000 and $3,161,000, respectively. For the six-month periods ended April 30, 2001 and 2000, total comprehensive income was $4,236,000 and $3,355,000, respectively.

NOTE 5 – Legal Proceedings.

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company’s business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company’s business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company’s common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served upon the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000, the Court heard the motion to dismiss and took it under submission. On July 18, 2000, the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”) making allegations and seeking remedies similar to those in the prior complaint. On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint. The motion to dismiss was heard before the U.S. District Court in February 2001. The matter is currently under submission. No discovery has taken place in this matter to date.

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

NOTE 6 – Segment Information

The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenue and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company’s business segments. Segment information is summarized (for the dates or periods presented) below:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	04/30/01	04/30/00	04/30/01	04/30/00

Net Revenue:

Domestic	$40,278,000	$33,893,000	$64,406,000	$53,626,000

International	6,630,000	7,379,000	10,208,000	10,145,000

Total	$46,908,000	$41,272,000	$74,614,000	$63,771,000

Income From Operations:

Domestic	$6,541,000	$4,921,000	$7,718,000	$6,043,000

International	665,000	1,329,000	364,000	805,000

Total	$7,206,000	$6,250,000	$8,082,000	$6,848,000

	April 30,	October 31,
	2001	2000

Total Assets:

Domestic	$100,326,000	$74,847,000

International	13,557,000	12,524,000

Total	$113,883,000	$87,371,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2001 compared to Second Quarter 2000

Consolidated net revenue for the second quarter of fiscal 2001 increased 13.7% to $46,908,000 from $41,272,000 for the same period in 2000. Net revenue for the domestic segment increased 18.8% to $40,278,000 from $33,893,000 in the second quarter of 2000, primarily due to higher revenue from the Company’s corporate and golf related distribution channels. Net revenue for the international segment decreased 10.2% to $6,630,000 from $7,379,000 for the same period of the prior year. The decrease was primarily due to lower revenues in Europe which decreased 21.9%, as well as lower revenues from the Company’s Canadian division, which decreased 20.1%. These decreases were primarily due to the outbreak of foot-and-mouth disease in Europe as well as colder and wetter than normal weather.

Consolidated gross margin for the quarter increased to 41.0% as compared to 40.9% a year earlier. This was primarily due to improved sourcing as well as improved inventory management and sales mix.

Consolidated selling, general, and administrative (“SG&A”) expenses increased 13.2% to $12,047,000. As a percentage of net revenue, SG&A expenses decreased to 25.7% of net revenue for the second quarter of fiscal 2001 compared to 25.8% in the second quarter of fiscal 2000 reflecting increased revenue and a continuing focus on cost efficiencies. The Company installed an additional 120 golfman shop fixtured locations during the second quarter, bringing the total number to 1,120 at April 30, 2001.

Net other expenses decreased to $521,000 for the second quarter of fiscal 2001 from $557,000 in the second quarter of fiscal 2000, due primarily to a lower currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers partially offset by higher interest expense on the increased borrowing on the Company’s line of credit.

The effective income tax rate for the second quarter of fiscal 2001 was 40.0% of pre-tax income compared with 39.5% in the second quarter of fiscal 2000.

Six months ended April 30, 2001 compared to six months ended April 30, 2000

Consolidated net revenue for the first half of fiscal 2001 increased 17.0% to $74,614,000 from $63,771,000 for the same period in fiscal 2000. Net revenue for the domestic segment increased 20.1% to $64,406,000 from $53,626,000 in the first half of fiscal 2000, primarily due to higher sales in the Company’s golf related and corporate business. Net revenue for the international segment increased 0.6% to $10,208,000 from $10,145,000 for the same period of the prior year. The increase was primarily due to the improvement in sales to Australia and the Pacific Rim offset by lower sales in Canada and South Africa.

Consolidated gross margin for the six months remained at 39.1%, the same as the first half of fiscal 2000.

Consolidated SG&A expenses increased 16.8% to $21,117,000. As a percentage of revenue, SG&A expenses remained at 28.3% of net revenue for the first six months of fiscal 2001, the same as the first six months of fiscal 2000. The Company installed a total of 220 golfman shop fixtured locations during the first half of fiscal year 2001, bringing the total number to 1,120 at April 30, 2001.

Net other expenses increased to $762,000 from $704,000 in the first half of fiscal 2001, due primarily to a higher currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers as well as higher interest expense on the increased borrowing on the Company’s line of credit.

The effective income tax rate in the first half of fiscal 2001 was 40.0% of pre-tax income as compared to 39.5% in the first half of fiscal 2000.

Capital Resources and Liquidity

The Company’s primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $25,000,000 working capital line of credit with Bank of America. The Company negotiated an amendment to the line of credit agreement effective January 31, 2001. The amendment provides for a seasonal increase in the line of credit to $35,000,000 for the periods from March 1, 2001 to June 1, 2001 and again from March 1, 2002 to May 1, 2002. At April 30, 2001, the Company had $19,775,000 outstanding against the line of credit as compared to $5,855,000 outstanding at April 30, 2000. The increase in borrowings was due to higher working capital requirements as well as increased capital expenditures. The Company believes that it was in compliance with all the covenants in its line of credit agreement with the bank as of April 30, 2001.

Trade receivables-net were $48,664,000 at April 30, 2001, an increase of $23,086,000 from the balance at October 31, 2000. Because the Company’s business is seasonal, the receivables balance may more meaningfully be compared to the balance of $37,464,000 at April 30, 2000, rather than the year-end balance. The comparison to the second quarter of fiscal 2000 shows an increase of 29.9% in net trade receivables. This increase is primarily due to many of our green grass customers delaying their seasonal re-openings due to adverse weather conditions resulting in later shipping dates during the quarter, as well as the increase in wholesale net revenue.

Inventories decreased to $35,873,000 at April 30, 2001 from $37,526,000 at October 31, 2000, a decrease of 4.4%. Compared to the inventories of $34,344,000 at April 30, 2000, inventories have increased by 4.5%, which level of inventories management believes is outpaced by current sales trends and estimated future demand for its products.

During the first six months of fiscal 2001, the Company incurred capital expenditures of $5,146,000 primarily for leasehold improvements and furniture and fixtures for the new corporate office facilities, warehouse automation and computer equipment. The Company consolidated its corporate offices into one new facility from three buildings, one of which was leased through February 28, 2001.

Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, borrowings under the bank credit facility, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure, and working capital requirements for at least the next twelve months.

During the first six months of fiscal 2001, share capital and capital in excess of par value increased by $105,000. An increase of $322,000 due to the issuance of 56,000 shares on exercise of options was offset by a decrease of $217,000 as a result of the Company repurchasing 35,000 shares of its common stock at an average price of $6.18 per share.

Derivatives

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of April 30, 2001, the Company was not a party to any outstanding foreign exchange contracts.

New Accounting Standards

Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized into earnings. For the six months ended April 30, 2001, the Company did not engage in any hedging activities and was not a party to any derivative instruments.

Cautionary Statements and Risk Factors

This report on Form 10-Q contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens or if the popularity of golf decreases.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company’s market share is not significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	Certain of the Company’s competitors may be better positioned to capitalize on the opportunities provided by e-commerce (i.e., revenues and marketing over the Internet). This could weaken the Company’s competitive position.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	There can be no assurance that the Company’s future revenues will not decline due to various factors, including potential consolidation of the Company’s core green grass market, which could result in discounting, as well as possible general declines in economic conditions from the levels recently experienced.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues made in foreign currencies.

•	The Company maintains high levels of inventory to support its Basics program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and writedowns of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple writedowns if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s long-term debt consists of notes payable with a total balance of $3,969,000 at April 30, 2001. The debt bears interest at fixed rates ranging from 7.3% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also has $19,775,000 outstanding on its revolving line of credit with interest charged at the bank’s reference (prime) rate minus one-half of one percentage point. The Company believes that an immediate 10% change in interest rates would not have a material effect on the Company’s financial results of operations.

The Company’s ability to sell its products in foreign markets and the value of the U.S. dollars of sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. As of April 30, 2001, the Company had no outstanding foreign currency forward exchange contracts.

PART II

OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998 alleging violations of the Securities Exchange Act of 1934 by the Company and certain of its officers and directors. The complaint alleged that, during the class period, Company executives made positive statements about the Company’s business including statements concerning product demand, offshore production and inventories. The complaint further alleged that the defendants knew these statements to be false and concealed adverse conditions and trends in the Company’s business during the class period. The complaint sought to recover unspecified damages on behalf of all purchasers of the Company’s common stock during the period September 4, 1997 to July 15, 1998. The Company was served a copy of the complaint on January 26, 1999. Subsequently, two other suits were served on the Company making similar allegations. The three actions have been consolidated by order of the United States District Court and lead counsel for the plaintiffs has been appointed. Per order of the Court, Plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. On February 18, 2000, the Company filed a motion to dismiss. On May 22, 2000, the Court heard the motion to dismiss and took it under submission. On July 18, 2000, the U.S. District Court granted the motion to dismiss the Amended and Consolidated Complaint as to all defendants. The Court granted plaintiffs sixty days to amend the complaint if they chose to do so. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”) making allegations and seeking remedies similar to those in the prior complaint. On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint. The motion to dismiss was heard before the U.S. District Court in February 2001. The matter is currently under submission. No discovery has taken place in this matter to date.

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

Item 2           CHANGES IN SECURITIES AND USE OF PROCEEDS – NONE

Item 3           DEFAULTS UPON SENIOR SECURITIES – NONE

Item 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

Item 5           OTHER INFORMATION – NONE

Item 6           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to Registrant’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Registrant’s Form 10-K for year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001, of the Registrant (filed as Exhibit 4(a) to Registrant’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to Registrant’s Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to Registrant’s Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to Registrant’s Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 as amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to Registrant’s Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to Registrant’s Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	Promotion Agreement effective June 1, 1998 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(d) to Registrant’s Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(d)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to Registrant’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective May 31, 1999 by and between Ashworth, Inc. and A. John Newman (filed as Exhibit 10(b) to Registrant’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang. (filed as Exhibit 10(f) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Offer and Acceptance of Executive Employment effective June 1, 1999 by and between Ashworth, Inc. and Suzi Chauvel (filed as Exhibit 10(a) to Registrant’s Form 10-Q for the quarter ended July 31, 1999 (File No. 0-18553) and incorporated herein by reference).

10(h)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to Registrant’s Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(i)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to Registrant’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(l)(1)*	Business Loan Agreement dated June 1, 2000, between Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A. expiring May 1, 2002. (filed as Exhibit 10(m) to Registrant’s Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)(2)*	Amendment to the Business Loan Agreement dated June 1, 2000, effective January 31, 2001, between Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth

International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A. expiring May 1, 2002. (filed as Exhibit 10(l)(2) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(p)*	Amended and Restated Offer and Acceptance of Executive Employment effective February 1, 2000 by and between Ashworth, Inc. and Nicoletta Larucci-Miele. (filed as Exhibit 10(p) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(q)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson. (filed as Exhibit 10(q) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

(b)	Reports on Form 8-K. – NONE.

*	Compensation plan, contract or agreement required to be filed as an Exhibit pursuant to applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

(Registrant)

Date: June 14, 2001	By: /s/ Randall L. Herrel, Sr.

Randall L. Herrel, Sr.

Chairman, President and Chief Executive Officer

Date: June 14, 2001	By: /s/ Terence W. Tsang

Terence W. Tsang

Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer