Form 10-Q
period 2001-07-31
ASHWORTH INC
filed 2001-09-14
CIK 820774

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Title                              Outstanding at September 10, 2001

$.001 par value Common Stock                               13,198,308

                                      INDEX

                                                                              PAGE
Part I.  Financial Information

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets                            1
               Condensed Consolidated Statements of Income                      2
               Condensed Consolidated Statements of Cash Flows                  3
               Notes to Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            12

Part II. Other Information                                                     12

Item 1.  Legal Proceedings                                                     12

Item 2.  Changes in Securities and Use of Proceeds                             13

Item 3.  Defaults Upon Senior Securities                                       13

Item 4.  Submission of Matters to a Vote of Security Holders                   13

Item 5.  Other Information                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                      14

               Signatures                                                      17

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            July 31,          October 31,
                                                              2001               2000
                                                         -------------       ------------
                                                          (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                           $   2,610,000       $  1,231,000
     Accounts receivable - trade, net                       37,149,000         25,578,000
     Accounts receivable - other                             3,198,000          2,221,000
     Inventories, net                                       32,930,000         37,526,000
     Income tax refund receivable                                   --            582,000
     Other current assets                                    2,979,000          1,891,000
     Deferred income tax asset                               1,614,000          1,614,000
                                                         -------------       ------------
       Total current assets                                 80,480,000         70,643,000
                                                         -------------       ------------

Property, plant and equipment, at cost                      36,300,000         30,452,000
     Less accumulated depreciation and amortization        (17,118,000)       (15,604,000)
                                                         -------------       ------------
                                                            19,182,000         14,848,000
                                                         -------------       ------------

Other assets                                                 1,550,000          1,880,000
                                                         -------------       ------------
      Total Assets                                       $ 101,212,000       $ 87,371,000
                                                         =============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable                                        $  11,075,000       $  1,490,000
     Current portion of long-term debt                         727,000            692,000
     Accounts payable - trade                                2,850,000          4,477,000
     Income taxes payable                                      851,000                 --
     Accrued liabilities                                     3,906,000          3,988,000
                                                         -------------       ------------
         Total current liabilities                          19,409,000         10,647,000
                                                         -------------       ------------

Long-term debt, net of current portion                       3,253,000          3,293,000
Deferred income tax liability                                  742,000            742,000
Other long term liabilities                                    617,000            715,000

Stockholders' equity:
     Common stock                                               13,000             13,000
     Capital in excess of par value                         38,097,000         37,698,000
     Retained earnings                                      40,248,000         35,241,000
     Accumulated other comprehensive loss                   (1,167,000)          (978,000)
                                                         -------------       ------------
       Total stockholders' equity                           77,191,000         71,974,000
                                                         -------------       ------------
        Total liabilities and stockholders' equity       $ 101,212,000       $ 87,371,000
                                                         =============       ============

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                          Three months ended July 31,         Nine months ended July 31,
                                             2001             2000              2001             2000
                                         ------------     ------------     -------------     ------------
Net revenue                              $ 29,765,000     $ 35,004,000     $ 104,379,000     $ 98,775,000

Cost of goods sold                         18,344,000       21,637,000        63,759,000       60,487,000
                                         ------------     ------------     -------------     ------------
  Gross profit                             11,421,000       13,367,000        40,620,000       38,288,000

Selling, general and
  administrative expenses                  10,022,000        9,803,000        31,139,000       27,876,000
                                         ------------     ------------     -------------     ------------
  Income from operations                    1,399,000        3,564,000         9,481,000       10,412,000

Other income (expense):
  Interest income                               5,000           18,000            14,000           58,000
  Interest expense                           (377,000)        (184,000)       (1,157,000)        (499,000)
  Other income (expense)                       (2,000)        (344,000)            7,000         (773,000)
                                         ------------     ------------     -------------     ------------
  Total other expense                        (374,000)        (510,000)       (1,136,000)      (1,214,000)
                                         ------------     ------------     -------------     ------------

  Income before provision for income
     tax expense                            1,025,000        3,054,000         8,345,000        9,198,000

Provision for income tax expense              410,000        1,234,000         3,338,000        3,661,000

                                         ------------     ------------     -------------     ------------
  Net income                             $    615,000     $  1,820,000     $   5,007,000     $  5,537,000
                                         ============     ============     =============     ============

Net income per share
Basic:
  Weighted average shares outstanding      13,155,000       13,320,000        13,149,000       13,490,000
  Net income per share                   $       0.05     $       0.14     $        0.38     $       0.41
Diluted:
  Weighted average shares outstanding      13,370,000       13,370,000        13,470,000       13,520,000
  Net income per share                   $       0.05     $       0.14     $        0.37     $       0.41

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                             Nine months ended July 31,
                                                              2001               2000
                                                          ------------       ------------
Cash flows from operating activities:

NET CASH USED IN OPERATING ACTIVITIES                     $ (1,954,000)      $    (64,000)

Cash flows from investing activities:

     Purchases of property and equipment                    (6,303,000)        (2,232,000)
     Proceeds from sale of property and equipment                8,000             18,000
                                                          ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                       (6,295,000)        (2,214,000)

Cash flows from financing activities:

     Principal payments on capital
       lease obligations                                       (12,000)           (32,000)
     Borrowings on line of credit                           43,550,000         29,198,000
     Payments on line of credit                            (33,965,000)       (29,198,000)
     Proceeds from long-term borrowing                       3,000,000          1,441,000
     Principal payments on notes payable
       and long-term debt                                   (3,155,000)          (626,000)
     Payments for repurchase of common stock                  (217,000)        (2,556,000)
     Proceeds from issuance of common stock                    616,000                 --
                                                          ------------       ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         9,817,000         (1,773,000)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (189,000)          (586,000)
                                                          ------------       ------------

Net increase (decrease) in cash and cash equivalents         1,379,000         (4,637,000)

Cash and cash equivalents, beginning of period               1,231,000          6,507,000

                                                          ------------       ------------
Cash and cash equivalents, end of period                  $  2,610,000       $  1,870,000
                                                          ============       ============

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2001



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

NOTE 2 - INVENTORIES.

      Inventories consisted of the following at July 31, 2001 and October 31, 2000:

                                             July 31,            October 31,
                                               2001                 2000
                                           -----------           -----------
                Raw materials              $   528,000           $   811,000
                Finished goods              32,402,000            36,715,000
                                           -----------           -----------
                Total inventories, net     $32,930,000           $37,526,000
                                           ===========           ===========

NOTE 3 - NET INCOME PER SHARE INFORMATION.

      Basic net income per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based upon the requirements of SFAS No. 128:


                                           Three months ended July 31,   Nine months ended July 31,
                                               2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------
NUMERATOR:

Net income
  numerator for basic and diluted
  net income per share - net income
  available to common shareholders         $   615,000    $ 1,820,000    $ 5,007,000    $ 5,537,000
                                           ===========    ===========    ===========    ===========

DENOMINATOR:

Denominator for basic net income
  per share - weighted average shares       13,155,000     13,320,000     13,149,000     13,490,000

Effect of dilutive securities:
  stock options                                215,000         50,000        321,000         30,000
                                           -----------    -----------    -----------    -----------

Denominator for diluted net income
  per share - adjusted weighted average
  shares and assumed conversions            13,370,000     13,370,000     13,470,000     13,520,000
                                           ===========    ===========    ===========    ===========

BASIC NET INCOME PER SHARE                 $      0.05    $      0.14    $      0.38    $      0.41

DILUTED NET INCOME PER SHARE               $      0.05    $      0.14    $      0.37    $      0.41


      For the three months ended July 31, 2001 and 2000, the diluted weighted average shares outstanding computation excludes 1,672,000 and 2,400,000 options whose impact would have an anti-dilutive effect, respectively. For the nine months ended July 31, 2001 and 2000, the diluted weighted average shares outstanding computation excludes 1,178,000 and 2,551,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 4 - COMPREHENSIVE INCOME.

      The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income in addition to net income for the period. For the quarters ended July 31, 2001 and 2000, total comprehensive income was $582,000 and $1,596,000, respectively. For the nine-month periods ended July 31, 2001 and 2000, total comprehensive income was $4,818,000 and $4,951,000, respectively.

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

      In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court. They filed a first amended complaint on November 29, 2000 and on July 9, 2001, a second amended complaint. By their second amended complaint, the plaintiffs allege, among other things, that the Company failed to pay commissions and/or provide discounts on various sales, failed to honor an agreement for plaintiffs to develop a corporate sales division, interfered with certain alleged relationships and will not provide credit for the return of certain goods. Plaintiffs seek an accounting and an unspecified amount of compensatory and punitive damages. On January 19, 2001, the Company filed an answer to the first amended complaint denying the claims and asserting a number of defenses. On the same date, the Company filed a cross-complaint against plaintiffs for failure to pay for goods. Discovery in this case has commenced. In July 2001, the Company's motion for summary adjudication was granted in part and denied in part. A trial on the remaining issues is set for October 2001.

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

                                            Three           Three             Nine            Nine
                                            months          months           months          months
                                            ended           ended            ended           ended
                                           7/31/01         07/31/00         07/31/01        07/31/00
                                        ------------     ------------     ------------    -----------
      Net revenue:
         Domestic                       $ 25,472,000     $ 31,062,000     $ 89,878,000    $84,688,000

         International                     4,293,000        3,942,000       14,501,000     14,087,000
                                        ------------     ------------     ------------    -----------
                    Total               $ 29,765,000     $ 35,004,000     $104,379,000    $98,775,000
                                        ============     ============     ============    ===========

      Income (loss) from operations:
         Domestic                       $  1,691,000     $  3,948,000     $  9,409,000    $ 9,991,000

         International                      (292,000)        (384,000)          72,000        421,000
                                        ------------     ------------     ------------    -----------
                    Total               $  1,399,000     $  3,564,000     $  9,481,000    $10,412,000
                                        ============     ============     ============    ===========


                                             July 31,          October 31,
                                               2001               2000
                                           ------------        -----------
      Total assets:
         Domestic                          $ 87,825,000        $74,847,000

         International                       13,387,000         12,524,000
                                           ------------        -----------
                    Total                  $101,212,000        $87,371,000
                                           ============        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

Consolidated net revenue for the third quarter of fiscal 2001 decreased 15.0% to $29,765,000 from $35,004,000 for the same period in 2000. Net revenue for the domestic segment decreased 18.0% to $25,472,000 from $31,062,000 in the third quarter of 2000, primarily due to lower revenue from the Company's corporate and golf related distribution channels resulting from the general economic downturn and fewer rounds played. Net revenue for the international segment increased 8.9% to $4,293,000 from $3,942,000 for the same period of the prior year. The increase was primarily due to growth in the Company's European subsidiary and Canadian division. This increase was partially offset by the decline in net revenue from the Pacific Rim countries.

As a percent of revenue, consolidated gross profit for the quarter increased to 38.4% as compared to 38.2% a year earlier. This was primarily due to improved sourcing.

Consolidated selling, general and administrative ("SG&A") expenses increased 2.2% to $10,022,000. SG&A expenses were 33.7% of net revenue for the third quarter of fiscal 2001, as compared to 28.0% for the third quarter of fiscal 2000, reflecting lower revenue together with start up costs associated with the new line of Callaway Golf Company branded sportswear.

Net other expenses were $374,000 for the third quarter of fiscal 2001 compared to $510,000 in the third quarter of fiscal 2000. This was due primarily to a lower currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers, partially offset by higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate for the third quarter of fiscal 2001 was 40.0% of pre-tax income compared with 40.4% in the third quarter of fiscal 2000.

NINE MONTHS ENDED JULY 31, 2001 COMPARED TO NINE MONTHS ENDED JULY 31, 2000

Consolidated net revenue for the first nine months of fiscal 2001 increased 5.6% to $104,379,000 from $98,775,000 for the same period in fiscal 2000. Domestic revenue increased 6.1% to $89,878,000 from $84,688,000 in the first nine months of fiscal 2000, primarily due to higher revenues in the Company's retail, golf related and corporate distribution channels. Net revenue for the international segment increased 2.9% to $14,501,000 from $14,087,000 for the same period of the prior year. The increase was primarily due to the improvement in revenue in the Company's European subsidiary, as well as in Australia and the Pacific Rim countries offset by lower net revenue in Canada.

As a percent of revenue, consolidated gross profit for the nine months increased to 38.9% as compared to 38.8% for the same period a year earlier, primarily due to improved sourcing.

Consolidated SG&A expenses increased 11.7% to $31,139,000. As a percentage of revenue, SG&A expenses increased to 29.8% of net revenue for the first nine months of fiscal 2001 compared to 28.2% for the same period in fiscal 2000 primarily due to increased investment in the Company's infrastructure in anticipation of higher revenues than realized in the third quarter of fiscal 2001. In addition start up costs incurred in the current quarter associated with the new line of Callaway Golf Company branded sportswear contributed to the increase in SG&A expenses.

Net other expenses decreased to $1,136,000 for the first nine months of fiscal 2001 from $1,214,000 in the first nine months of fiscal 2000, due primarily to a lower currency transaction loss by Ashworth UK Ltd. in its transactions with Ashworth, Inc. and its European customers, partially offset by higher interest expense on the increased borrowing on the Company's line of credit.

The effective income tax rate in the first nine months of fiscal 2001 was 40.0% of pre-tax income as compared to 39.8% in the first nine months of fiscal 2000.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of liquidity are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. The Company has a $25,000,000 working capital line of credit with Bank of America. The Company negotiated an amendment to the line of credit agreement effective January 31, 2001. The amendment provides for a seasonal increase in the line of credit to $35,000,000 for the periods from March 1, 2001 to June 1, 2001 and again from March 1, 2002 to May 1, 2002. At July 31, 2001, the Company had $11,075,000 outstanding against the line of credit as compared to $0 outstanding at July 31, 2000. The increase in borrowings was due to higher working capital requirements as well as increased capital expenditures

Trade receivables-net were $37,149,000 at July 31, 2001, an increase of $11,571,000 over the balance at October 31, 2000. Because the Company's business is seasonal, the receivables balance may more meaningfully be compared to the balance of $31,802,000 at July 31, 2000, rather than the year-end balance. The latter shows an increase of 16.8% in net trade receivables. This increase is primarily due to many of our green grass customers delaying their seasonal re-openings due to adverse weather conditions resulting in later shipping dates during the quarter.

Inventories decreased to $32,930,000 from $37,526,000 at October 31, 2000, a decrease of 12.3%. Compared to the inventory of $30,377,000 at July 31, 2000, inventory has increased by 8.4%. This increase is due primarily to the Company's efforts to build Basic inventory as well as increasing international levels to support anticipated sales growth.

During the first nine months of fiscal 2001, the Company incurred capital expenditures of $6,303,000 primarily for leasehold improvements and furniture and fixtures for the new corporate office facilities, warehouse automation and computer equipment. The Company consolidated its corporate offices into a new facility in February 2001.

Based on current levels of operations, the Company expects sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure, and working capital requirements during the next twelve months.

During the first nine months of fiscal 2001, share capital and capital in excess of par value increased by $399,000. An increase of $616,000 due to the issuance of 116,000 shares on exercise of options was offset by a decrease of $217,000 as a result of the Company repurchasing 35,000 shares of its common stock in the open market at an average price of $6.18 per share.

DERIVATIVES

From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of July 31, 2001, the Company was not a party to any outstanding foreign exchange contracts.

NEW ACCOUNTING STANDARDS

Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized into earnings. For the nine months ended July 31, 2001, the Company did not engage in any hedging activities and was not a party to any derivative instruments.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this statement at the date of this report.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No.141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No.142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No.142 will apply to goodwill and intangible assets acquired before and after the statement's effective date. As permitted by SFAS No. 142, we plan to adopt the new standard in the first quarter of the fiscal year 2002. We are currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on our results of operations and financial position.

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

- The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company's quality standards, the Company could lose sales.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's long-term debt consists of notes payable with a total balance of $3,980,000 at July 31, 2001. The debt bears interest at fixed rates ranging from 7.3% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also has $11,075,000 outstanding on its revolving line of credit with interest charged at the bank's reference (prime) rate minus one-half of one percentage point. A hypothetical 10% increase in interest rates during the quarter ended July 31, 2001 would have resulted in a $17,000 change in net income.

The Company's ability to sell its products in foreign markets and the value of the U.S. dollars of sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company's products or losses from currency exchange rates. From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's results of operations. As of July 31, 2001, the Company had no outstanding foreign currency forward exchange contracts.


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

In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court. They filed a first amended complaint on November 29, 2000 and on July 9, 2001, a seconded amended complaint. By their second amended complaint, the plaintiffs allege, among other things, that the Company failed to pay commissions and/or provide discounts on various sales, failed to honor an agreement for plaintiffs to develop a corporate sales division, interfered with certain alleged relationships and will not provide credit for the return of certain goods. Plaintiffs seek an accounting and an unspecified amount of compensatory and punitive damages. On January 19, 2001, the Company filed an answer to the first amended complaint denying the claims and asserting a number of defenses. On the same date, the Company filed a cross-complaint against plaintiffs for failure to pay for goods. Discovery in this case has commenced. In July 2001, the Company's motion for summary adjudication was granted in part and denied in part. A trial on the remaining issues is set for October 2001.

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

10(f)* Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang. (filed as Exhibit 10(f) to Registrant's Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

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

10(l)(2)*  Amendment to the Business Loan Agreement dated June 1, 2000, effective January 31, 2001, between Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A. expiring May 1, 2002. (filed as
           Exhibit 10(l)(2) to Registrant's Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

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

10(p)* Amended and Restated Offer and Acceptance of Executive Employment effective February 1, 2000 by and between Ashworth, Inc. and Nicoletta Larucci-Miele. (filed as Exhibit 10(p) to Registrant's Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(q)* Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson. (filed as
           Exhibit 10(q) to Registrant's Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

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

                                                      ASHWORTH, INC
                                                       (Registrant)



Date: September 14, 2001                       By: /s/ Randall L. Herrel, Sr.
      -----------------------                  ---------------------------------
                                               Randall L. Herrel, Sr.
                                               Chairman, President and
                                               Chief Executive Officer



Date: September 14, 2001                       By: /s/ Terence W. Tsang
      -----------------------                  ---------------------------------
                                               Terence W. Tsang
                                               Executive Vice-President,
                                               Chief Operating Officer,
                                               Chief Financial Officer and
                                               Treasurer