Form 10-K
period 2001-10-31
ASHWORTH INC
filed 2002-01-28
CIK 820774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

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

                   2765 LOKER AVENUE WEST, CARLSBAD, CA 92008
           (Address of Principal Executive Office, including Zip Code)
                                 (760) 438-6610
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         common stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 31, 2001, was $103,740,000 based upon the last reported sale price of the Company's common stock as reported by the Nasdaq National Market System.

There were 13,148,308 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 2001.

PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2001.

                     CAUTIONARY STATEMENTS AND RISK FACTORS

This report contains certain forward-looking statements, including without limitation those regarding the Company's plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward looking statements may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Forward looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include, but are not limited to, the following:

- -    Demand for the Company's products may decrease significantly if the economy continues to weaken or if the popularity of golf decreases.

- -    Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company's results of operations could suffer if the Company fails to develop fashions and styles that are well received in any season.

- -    The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf(R) apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for this product line. The Company's results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

- -    The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company's market share is not as significant. Price competition or industry consolidation could weaken the Company's competitive position.

- -    The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company's quality standards, the Company could lose sales.

- -    Fluctuations in foreign currency exchange rates could affect the Company's ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies.

- -    If economic conditions do not improve, our customers' ability to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

- -    The Company maintains high levels of inventory to support its Authentics program. Additional products, greater sales volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and writedowns of inventories may materially impair the Company's financial performance in any period. Particular inventories may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

                       2002 ANNUAL MEETING OF STOCKHOLDERS

         The Company's annual meeting of stockholders will be held at 8:00 a.m. on Tuesday, March 19, 2002 at the Westin South Coast Plaza Hotel, 686 Anton Boulevard, Costa Mesa, California.

                                     PART I

ITEM 1.  BUSINESS

                       GENERAL DESCRIPTION OF THE COMPANY

         Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms "we," "us," "our," "Ashworth," and the "Company" refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth(R) label. More recently, the Company agreed to a multi-year licensing agreement to design, source, market and sell Callaway Golf(R) apparel. Ashworth products are sold in golf pro shops, resorts, to corporate customers, at better department and specialty retail stores and Ashworth retail stores.

         The Company has wholly-owned subsidiaries that currently own and operate eight Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes our products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. The Company established a division in 1998 to distribute Ashworth products in Canada.

         At its inception, Ashworth designed and marketed classically styled, natural fiber golfwear and distributed it in the United States under the Ashworth brand exclusively to golf pro shops and resorts. In the years since then the Company has focused on developing a new look in golfwear using superior fabrics and a loose relaxed fit emphasizing quality in product and presentation, which are now industry standards. Its men's and women's golf lifestyle apparel is aimed predominately at the active male and female consumers in the middle/upper middle income range and is priced in the middle to upper middle price range for golf apparel. Ashworth is a leading golf apparel line sold at pro shops in the United States and has been for the past several years.

                                ASHWORTH PRODUCTS

         The 2001 collections maintained their reputation for comfort, innovation, and quality through careful blending of comfortable and technical fabrics.

         The Ashworth Men's Division typically designs eight fashion, two Ashworth 7, two Weather Systems(R) and one Authentics collections per year. Each fashion collection consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, hats and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.

         The Ashworth Women's Division was re-introduced in 1998 and typically designs six fashion, one Weather Systems(R) and one Authentics collections per year. The collections focus on timeless, elegant designs that are functional and sophisticated for the woman with a fashion sense yet an active lifestyle.

         In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to create complete lines of men's and women's Callaway Golf(R) apparel. The first product offering was designed for Fall 2002 and includes three separate ranges.

         The Callaway Golf(R) apparel men's Collections includes one classic and three fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, hats and accessories. The designs focus on sophisticated styling using luxury fabrics.

         The Callaway Golf(R) apparel men's Sport range includes one classic and three fashion lines featuring knit shirts, pullovers, vests, jackets, sweaters, pants, shorts, hats and accessories. The designs aim to appeal to the active consumer.

         The Callaway Golf(R) apparel women's Collection consists of one classic and two fashion lines. The lines mirror the men's Collection product assortment. The designs range in style from elegant to functional and innovative.

                              DISTRIBUTION CHANNELS

         Approximately 90% of our products are warehoused in and shipped from Ashworth's distribution facilities in Carlsbad, California. Drop-shipments from off-shore factories directly to international distributors, Ashworth, U.K., Ltd and Ashworth Canada, account for approximately 10% of the Company's products. Less than 1% of the Company's products are made in Europe for delivery to Ashworth U.K., Ltd.

         The Company currently distributes and sells its products primarily through the following six channels of distribution:

U.S. GOLF PRO SHOPS, RESORTS AND OFF-COURSE GOLF SPECIALTY SHOPS

         The Company's core customers are golf pro shops located at golf courses. According to the 2001 Darrell Survey, a leading golf industry consumer usage survey, Ashworth was the leading golf apparel company in the United States with a 12.6% market share in shirt usage among golfers which was nearly double that of Ashworth's closest competitor. We currently distribute to pro shops in nearly all of the 50 states.

U.S. DEPARTMENT STORES AND SPECIALTY STORES

         Ashworth currently sells its products to selected upscale department and specialty stores, including Parisians, Belks, Bloomingdale's and Nordstrom.

U.S. CORPORATE MARKET

         The Company markets through top specialty-advertising firms that sell Ashworth products to Fortune 500 companies and other major corporations for use in their company stores, sales meetings, company catalogs and corporate events.

INTERNATIONAL MARKET

         The Company operates a wholly-owned subsidiary in Essex, England that distributes Ashworth products to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Switzerland and Portugal. In 1998, the Company opened a division, operated by Almec Leisure Group, which distributes Ashworth products in Canada.

         The Company has entered into licensing and distribution agreements with various partners in countries such as Japan, Korea, Australia, Taiwan, Hong Kong, Singapore and others. Under these agreements, the licensees will import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.

         The Company also uses distributors to sell Ashworth products in other countries such as the United Arab Emirates and South Africa.

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

CALLAWAY GOLF(R) APPAREL

         The Callaway Golf(R) apparel men's and women's Collection lines will be sold through private golf clubs, resorts and better specialty and department stores. The men's Sport lines will be offered at private and public golf courses and off-course specialty retailers.

                               SALES AND MARKETING

         The Company's products are sold in the United States and Europe largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has approximately 110 sales representatives worldwide. The Company uses nine different distributors and licensees in various international locations.

         In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has golf celebrities who wear and endorse the Company's products. At October 31, 2001 they were: (1) Fred Couples, considered by many to be one of the preeminent golfers in the world; (2) Scott Verplank; (3) Blaine McCallister; (4) John Cook and (5) Jim Nantz, a popular CBS golf announcer. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.

         The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.

         Ashworth again expanded its in-store shop program in 2001 and now has a presence in approximately 1,200 locations throughout the United States and Europe. This modular fixture program is designed to help create a dedicated in-store shop for Ashworth products coupled with pictures and displays of our spokespersons and golf professionals.

         In an effort to introduce new young customers to the Ashworth brand, the Company supports collegiate golf by providing team uniforms to selected high school, college and university golf teams.

         The domestic market for Ashworth apparel has been seasonal, with the highest revenues traditionally in the period February through August and the lowest revenues volume in the months of September through January. The Company expects that the addition of department and specialty retail store markets, the corporate market, and additional product categories for fall and winter in the European market will help to reduce the seasonality of the Company's business.

         Net revenues in fiscal 2001 were $124,727,000, a decrease of 1.0% from net revenues of $125,947,000 in fiscal 2000. This decrease was primarily the result of a decrease in domestic net revenues which was partially offset by a small increase in foreign net revenues.

         During the last three fiscal years, the Company had the following domestic and international revenues from Ashworth products:

                                                 YEAR ENDED OCTOBER 31,
                                          ------------------------------------
                                            2001          2000          1999
                                          --------      --------      --------
CONSOLIDATED NET REVENUES:                           (In thousands)
 Domestic                                 $107,684      $109,743      $ 93,527

 International:
   Ashworth U.K. Ltd.                        9,133         8,530         7,950
   Other international jurisdictions         7,910         7,674         6,444
                                          --------      --------      --------
Total international                         17,043        16,204        14,394

    TOTAL NET REVENUES                    $124,727      $125,947      $107,921
                                          ========      ========      ========

         See Note 1 of Notes to the Consolidated Financial Statements, Business, for revenues, operating income and identifiable assets of Ashworth U.K., Ltd., and Note 11 for market segment information.

         The Company's revenues from its International segment may be adversely affected by currency fluctuations, taxation and laws or policies of the foreign countries in which it has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

         For more information regarding the risks of currency fluctuations that could affect the Company's ability to sell its products in foreign markets, the value in U.S. dollars of revenues received in foreign currencies, the impact of such fluctuations on the Company's International segment and strategies the Company may use to manage the risks presented by currency exchange rate fluctuations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity And Capital Resources - Currency Fluctuations," "Item 7A, Quantitative and Qualitative Disclosures about Market Risk," and "Note 1 of Notes to the Consolidated Financial Statements, Foreign Currency."

         At December 31, 2001, we had backlog orders of approximately $34,934,000 from independent third parties, which is approximately $1,270,000 higher than the comparable number last year. Backlog reflects orders that are placed with the Company prior to the quarter in which the goods are to be shipped, as opposed to "at-once" orders that are received in the quarter in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately June 2002. The amount of backlog orders at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company's ability to ship on time, and the timing of customers' orders. Accordingly, a comparison of backlog orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

                                    INVENTORY

         The Company maintains high levels of inventory to support its Authentics program, and additional products, greater revenues volume, and customer trends toward increased "at-once" ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company's business, and inventory writedowns may impair the Company's financial performance in any period. Particular inventory may be subject to multiple writedowns if the Company's initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows. The Company's goals are to increase the inventory turns and lower the overall inventory levels relative to revenues.

                                   COMPETITION

         According to the 2001 Darrell Survey, the Ashworth brand was the leader in the Company's core green grass market in 2001, with a 12.6% market share in shirt usage among golfers. The Company's share of other markets it has more recently entered, including upscale department stores and the corporate market, is minor, however. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the golf apparel market in recent years. Many of the Company's competitors have greater financial resources. Ashworth competes with other golf apparel manufacturers on design, product quality, customer servicing and brand image.

                                PRODUCT SOURCING

         Ashworth sources its products in the following ways:

         CONTRACT MANUFACTURING: At the beginning of fiscal 2000, starting with the Spring 2000 line, Ashworth ceased most contract manufacturing and stopped purchasing its own raw materials. Ashworth is using a contract manufacturer in Central America to cut and sew its remaining raw materials.

         READY-MADE FINISHED GOODS: During fiscal 2001 nearly all of Ashworth's production was through "full package" purchases of ready-made goods, manufactured to the Company's quality and styling specifications domestically and by sources outside of the United States. In fiscal 2001, approximately 80% of Ashworth's finished goods were made in Asian countries while 20% were made in Europe, Canada, the United States, Central and South America. Asian countries included China, Hong Kong, Indonesia, Korea, Macau, Malaysia, the Philippines, Sri Lanka, Taiwan, Thailand and India.

         IN-HOUSE EMBROIDERY: Ashworth embroiders custom golf course and tournament corporate logos in-house on approximately 55 multi-head, computer-controlled embroidery machines with a total of approximately 550 sewing heads. The embroidery design library contains over 36,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 105,000 logos per week on approximately 85,000 garments.

                                   TRADEMARKS

         The Company owns and utilizes several trademarks, principal among which are the Ashworth typed and design marks, the Golfman design mark, and the Weather Systems design mark. The Ashworth typed and design marks, the Golfman design marks and the Weather Systems design mark have been registered for apparel, shoes, leather goods and/or golf bags on the Principal Register of the United States Patent and Trademark Office.

         The Company has registered the Ashworth typed and design marks and/or the Golfman design marks for apparel, shoes, luggage, and/or golf bags, which registrations have effect in approximately 70 countries. Additionally, the Company has pending trademark applications in three additional countries. The application process varies from country to country and can take approximately one to three years to complete.

         Ashworth regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Although Ashworth believes that it has the exclusive right to use the trademarks and intends to vigorously protect its trademarks against infringement, there can be no assurance that Ashworth can successfully protect the trademarks from conflicting uses or claims of ownership in cases where the trademarks were used and/or registered previous to Ashworth's lawful registrations.

                                    EMPLOYEES

         At December 31, 2001, Ashworth had approximately 425 regular employees and 100 seasonal temporary employees. Ashworth considers its labor relations to be generally good.

ITEM 2.   PROPERTIES

         The Company owns two buildings located on Loker Avenue West in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000. The buildings total approximately 77,000 square feet, consisting of space for embroidery, warehousing and distribution functions. The mortgage was refinanced on December 1, 2000 for $3,000,000 amortized over 25 years but is due and payable in five years.

         The Company and its subsidiaries have the following leases for administrative and distribution facilities, as well as store leases for retail space:

                                                     LEASE             MIN/CURRENT           MAXIMUM
                                    SQUARE         EXPIRATION           BASE RENT           BASE RENT
LOCATION                            FOOTAGE          DATE              PER MONTH($)        PER MONTH($)
- --------                            -------        ----------          ------------        -------------
ADMINISTRATIVE AND DISTRIBUTION CENTERS:
Carlsbad, CA                         93,900          12/31/05              80,750             92,663
Essex, England                        5,500           9/30/03               3,424              3,424
Essex, England                        5,500           9/30/03               3,424              3,424

                                                     LEASE             MIN/CURRENT           MAXIMUM
                                     SQUARE        EXPIRATION           BASE RENT           BASE RENT
LOCATION                            FOOTAGE          DATE              PER MONTH($)        PER MONTH($)
- --------                            -------        ----------          ------------        ------------
RETAIL STORES
San Ysidro, CA                        2,597           4/30/03               5,415              5,632
San Marcos, TX                        3,000           8/31/05               4,902              5,642
Vacaville, CA                         2,500          11/30/05               5,798              5,798
Barstow, CA                           3,400           9/30/04               6,012              6,378
Phoenix, AZ                           4,000           9/30/05               6,308              6,308
Park City, UT                         2,250           5/31/05               3,386              3,762
Silverthorne, CO                      2,250           6/30/05               4,333              4,333
Las Vegas, NV                         2,450           9/30/06               4,855              4,855

CONCEPT STORE
Costa Mesa, CA                        6,020           1/31/08              30,105             32,613

         The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail and concept store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.

ITEM 3.   LEGAL PROCEEDINGS.

         On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company's motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint ("Second Amended Complaint"). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company's financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. Discovery will commence shortly.

         In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court against Ashworth. In October of 2001, the parties reached a confidential resolution of the matter in which the Company admitted no wrongdoing and the matter was dismissed with prejudice.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ASHW." The following table sets forth the high and low sale prices on the Nasdaq National Market for the quarters indicated.


                                                       HIGH               LOW
                                                   --------------    ---------------
FISCAL YEAR 2000
Quarter ended January 31, 2000                       $ 4  5/16            $3  3/4
Quarter ended April 30, 2000                           5  13/32            3  13/16
Quarter ended July 31, 2000                            5  11/16            4  1/8
Quarter ended October 31, 2000                         7  7/8              5  1/16

                                                        HIGH              LOW
                                                   --------------    ---------------
FISCAL YEAR 2001
Quarter ended January 31, 2001                       $ 8  3/16            $6  1/8
Quarter ended April 30, 2001                           9  3/8              5  5/16
Quarter ended July 31, 2001                            8  1/5              5  7/16
Quarter ended October 31, 2001                         7                   4  11/32

HOLDERS

         There is only one class of common stock. As of December 31, 2001, there were 569 stockholders of record and approximately 5,300 beneficial owners of the Company's common stock.

DIVIDENDS

         No dividends have ever been declared with respect to the common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2001, 2000 and 1999 and the balance sheet data as of October 31, 2001 and 2000 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1998 and 1997 and the balance sheet data as of October 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

                                                                     YEARS ENDED OCTOBER 31,
                                                  ----------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  --------      --------      --------      --------      --------
STATEMENT OF INCOME DATA:                                     (In thousands, except per share amounts)
Net revenues                                      $124,727      $125,947      $107,921      $107,341      $ 89,148
Gross profit                                        48,279        48,984        39,363        40,622        34,103
Selling, general and administrative expenses        42,118        36,603        32,867        31,691        25,282
Income from operations                               6,161        12,381         6,496         8,931         8,821
Net income                                           2,828         6,597         3,817         5,300         4,827
Net income per basic share                            0.22          0.49          0.27          0.37          0.39
Weighted average basic shares outstanding           13,140        13,406        14,035        14,185        12,403
Net income per diluted share                          0.21          0.49          0.27          0.36          0.38
Weighted average diluted shares outstanding         13,408        13,467        14,045        14,805        12,564

                                                                          AS OF OCTOBER 31,
                                                  ----------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  --------      --------      --------      --------      --------
                                                                            (In thousands)
BALANCE SHEET DATA:
Working capital                                   $ 56,927      $ 59,996      $ 57,734      $ 54,768      $ 44,828
Total assets                                        93,656        87,371        80,106        81,634        68,817
Long-term debt (less current portion)                3,166         3,293         2,764         3,445         4,336
Stockholders' equity                                74,994        71,974        69,426        67,105        53,001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         Consolidated net revenues were $124,727,000 for fiscal 2001, a decrease of 1.0% from net revenues of $125,947,000 in fiscal 2000. The decrease in consolidated net revenues was primarily due to unusually cold and wet weather and the generally poor economic conditions in the second half of the year. During the fourth quarter of fiscal 2001 net revenues decreased $6,824,000 as compared to the same period of the prior year primarily due to overall weakness in the economy and from the September 11, 2001 tragedy. Domestic net revenues for fiscal 2001 decreased 1.9% to $107,684,000 from $109,743,000 in fiscal 2000 primarily due to decreased net revenues in green grass and off-course specialty stores which decreased by $2,470,000 or 3.4% and retail which decreased by $284,000 or 2.1%. The decrease was partially offset by higher net revenues in corporate which increased $604,000 or 3.7%. International net revenues increased by 5.2% to $17,043,000 in fiscal 2001 from $16,204,000 in fiscal 2000. Net revenues from the Company's U.K. subsidiary in fiscal 2001 increased by $603,000 or 7.1% as compared to net revenues in fiscal 2000 primarily due to contracted sales to The Open at Royal Lytham and St. Anne's. Increased net revenues from the Pacific Rim and Australia were partially offset by decreased net revenues from Africa, the Caribbean, Canada and other countries.

         The gross profit margin for fiscal 2001 was 38.7% and remained relatively flat as compared to 38.9% in fiscal 2000. The slight decrease was primarily due to industry wide price pressure for basic pique shirts.

         Selling, general and administrative ("SG&A") expenses increased 15.1% to $42,118,000 in fiscal 2001 compared to $36,603,000 in fiscal 2000 primarily reflecting additional investment in infrastructure and startup costs for launching the Callaway Golf(R) apparel product line. In addition, because of weakness in the economy, the Company has increased its allowance for doubtful accounts. The Company anticipates that if economic conditions do not improve, the Company may experience an increase in delinquent and uncollectable customer accounts. As a percent of net revenue, SG&A expenses increased to 33.8% of net revenues in fiscal 2001 as compared to 29.1% in fiscal 2000.

         Net other expenses were $1,448,000 for fiscal 2001 compared to $1,393,000 in fiscal 2000. Foreign exchange losses decreased to $90,000 in fiscal 2001 from $939,000 in fiscal 2000 as a result of management action to consolidate the use of various European currencies to the Euro as well as a more stable British Pound. Interest expense increased to $1,352,000 in fiscal 2001 from $640,000 in fiscal 2000 due primarily to increased average borrowing on the Company's line of credit with the bank.

         The effective income tax rate for fiscal 2001 remained at 40.0%.

         During fiscal year 2001, the Company earned net income of $2,828,000 as compared to net income of $6,597,000 in the prior year. The decrease in net income for fiscal year 2001 was primarily attributable to lower revenues and higher SG&A expenses as outlined above.

2000 COMPARED TO 1999

         Consolidated net revenues were $125,947,000 for fiscal 2000, an increase of 16.7% over net revenues of $107,921,000 in fiscal 1999. The increase in domestic net revenues was driven by strong growth in all of our distribution channels. Domestic net revenues for fiscal 2000 increased 17.3% to $109,743,000 from $93,527,000 in fiscal 1999 primarily due to increased net revenues in green grass and off-course specialty stores which increased by $9,993,000 or 15.9% and corporate which increased by $6,843,000 or 72.0%. Foreign net revenues increased by 12.6% to $16,204,000 in fiscal 2000 from $14,394,000 in fiscal 1999.
Notwithstanding a lower Euro and British Pound, net revenues from the Company's U.K. subsidiary in fiscal 2000 increased by $580,000 or 7.3% as compared to net revenues in fiscal 1999. Net revenues from the Pacific Rim increased $656,000 or 46.6% and net revenues from Puerto Rico, Canada and others increased by $574,000 or 11.4% as compared to net revenues in the prior year.

         The gross profit margin for fiscal 2000 increased to 38.9% from 36.5% in fiscal 1999. The increase was primarily a result of better pricing from improved offshore sourcing and inventory control.

         SG&A expenses increased 11.4% to $36,603,000 in fiscal 2000 compared to $32,867,000 in 1999 reflecting additional investment in infrastructure as well as higher selling expenses due to increased net revenues. As a percent of net revenue, SG&A expenses decreased to 29.1% of net revenues in fiscal 2000 as compared to 30.5% in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are expected to be cash flows from operations, a working capital line of credit with its bank, and other financial alternatives such as leasing. Ashworth's need for working capital is seasonal with the greatest requirements from approximately December through the end of July each year. The inventory build-up during this period is to provide product for shipment for the spring/summer selling season. Management believes that cash from operations, the bank line of credit and leasing alternatives will be sufficient to meet our working capital requirements through fiscal 2002.

         Operations in fiscal 2001 produced a positive cash flow of $2,156,000, compared to a positive cash flow of $881,000 in fiscal 2000. The primary reasons for the higher positive cash flow from operations was a decrease in inventories. Inventory decreased by 4.5% to $35,841,000 at October 31, 2001 compared to $37,526,000 at October 31, 2000.

         In June 2000, the Company extended its business loan agreement with our bank through May 1, 2002. The agreement provides a revolving line of credit of $25,000,000. The Company negotiated an amendment to the line of credit agreement effective January 31, 2001. The amendment provides for a seasonal increase in the line of credit to $35,000,000 for the periods from March 1, 2001 to June 1, 2001 and again from March 1, 2002 to May 1, 2002. Interest is charged at the bank's reference (prime) rate, minus one-half of one percentage point. The agreement also provides for optional interest rates based on inter-bank offered rates ("IBOR") for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. The Company believes it was in compliance with or had obtained waivers for all such covenants as of October 31, 2001. The agreement permits the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $5,506,000 at October 31, 2001 and $6,673,000 at December 31, 2001. Additionally, the agreement allows the Company to enter into spot and forward foreign exchange contracts. (See Note 1 to the Consolidated Financial Statements, Foreign Currency and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.) At October 31, 2001, the Company had a loan balance of $5,950,000 outstanding with the bank. At December 31, 2001, the loan balance outstanding was $10,250,000.

         During fiscal 2001, the Company invested $6,669,000 in property and equipment, primarily for leasehold improvements, furnishings for new office facilities, upgrades of computer systems and equipment, warehouse automation, and sales fixtures. For fiscal 2002, Ashworth management anticipates spending approximately $2,900,000 primarily for upgrades of computer systems and equipment, warehouse automation, and sales fixtures. Management intends to finance the purchase of the Company's capital equipment from its own cash resources, but may use leases or equipment financing agreements if appropriate.

         Ashworth's long-term debt on October 31, 2001, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 and 2793 Loker Avenue West, Carlsbad, California, which had a balance outstanding of $2,890,000, notes payable on equipment purchases totaling $763,000 and capitalized leases with principal sum liabilities of $172,000. The mortgage was refinanced on December 1, 2000 for $3,000,000 amortized over 25 years but is due and payable in five years.

         During fiscal 2001, share capital and capital in excess of par value increased by $261,000. An increase of $740,000 due to the issuance of 125,000 shares on exercise of options was offset by a decrease of $479,000 as a result of the Company repurchasing 86,000 shares of its common stock in the open market at an average price of $5.57 per share.

CURRENCY FLUCTUATIONS

         Ashworth U.K., Ltd., a wholly-owned subsidiary of the Company, operating in England, maintains its books of account in British pounds and Ashworth Canada, a division of the Company, operating in Montreal, Canada, maintains its books of account in Canadian dollars. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd. and Ashworth Canada are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and these amounts are reported in the stockholders' equity section of the balance sheets.

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

         All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rates for the Company. However, with respect to export revenues to Ashworth U.K., Ltd. and Ashworth Canada, the foreign entities are at risk on their indebtedness to Ashworth, Inc. The foreign entities maintain their accounts with Ashworth, Inc., in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or an expense in each entity's financial statements. When the financial statements of Ashworth U.K., Ltd. and Ashworth Canada are consolidated with the financial statements of the parent company, the gain or loss on transactions, relating to any long-term portion of the intercompany indebtedness, is eliminated from the income statement and appears in the stockholders' equity section of the consolidated balance sheet under "Accumulated other comprehensive income (loss)."

         The Company purchases most of its products from offshore manufacturers. All of these purchases were U.S. dollar denominated, or in British pounds for the Ashworth subsidiary in England, and consequently there was no foreign currency exchange risk.

INFLATION

         Management believes that inflation has not had a material effect on our results of operations during the three most recent fiscal years. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's results of operations.

NEW ACCOUNTING STANDARDS

         Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized into earnings. For the year ended October 31, 2001, the Company did not engage in any hedging activities and was not a party to any derivative instruments.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's debt consists of notes payable with a total balance of $3,825,000 at October 31, 2001. The debt bears interest at variable and fixed rates ranging from 7.3% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also has $5,950,000 outstanding on its revolving line of credit with interest charged at the bank's reference (prime) rate minus one-half of one percentage point. A hypothetical 10% increase in interest rates during the year ended October 31, 2001 would have resulted in a $59,000 decrease in net income.

         The Company's ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company's products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during fiscal 2001, from time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company's subsidiary in England enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's results of operations. As of October 31, 2001 the Company had no outstanding foreign currency forward exchange contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements with respect to the Company are submitted herewith:

1.       Independent Auditors' Report, page F-1.

2.       Consolidated Balance Sheets - October 31, 2001 and 2000, pages F-2 and
         F-3.

3. Consolidated Statements of Income for the years ended October 31, 2001, 2000 and 1999, page F-4.

4. Consolidated Statements of Stockholders' Equity for the years ended October 31, 2001, 2000 and 1999, page F-5.

5. Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and 1999, page F-6.

6.       Notes to Consolidated Financial Statements, pages F-7 through F-20.

7.       Independent Auditors' Report on Supplementary Schedule, page F-21.

8.       Supplementary Schedule, page F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than February 28, 2002 and is incorporated into this Item by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than February 28, 2002 and is incorporated into this Item by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than February 28, 2002 and is incorporated into this Item by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than February 28, 2002 and is incorporated into this Item by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.       Financial Statements

         Independent Auditors' Report
         Consolidated Balance Sheets - October 31, 2001 and 2000
         Consolidated Statements of Income for the years ended October 31, 2001, 2000 and 1999
         Consolidated Statements of Stockholders' Equity for the years ended October 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements - October 31, 2001, 2000 and 1999

2.       Financial Statement Schedule

         Independent Auditors' Report on Supplementary Schedule
         Schedule II - Valuation and Qualifying Accounts

3.       Exhibits.

         See Item (c) below.

(b)      Reports on Form 8-K - NONE

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

10(c)      Promotion Agreement effective November 1, 2001 by and among Ashworth,
           Inc., James W. Nantz, III and Nantz Communications, Inc.

10(d)*     First Amended and Restated Executive Employment Agreement effective
           February 22, 1999 by and between Ashworth, Inc. and Randall L.
           Herrel, Sr. (filed as Exhibit 10(a) to Registrant's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(e)* Offer and Acceptance of Executive Employment effective March 15, 1999 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit
           10(d) to Registrant's Form 10-Q for the quarter ended April 30, 1999
           (File No. 0-18553) and incorporated herein by reference).

10(f)* Offer and Acceptance of Executive Employment effective June 1, 1999 by and between Ashworth, Inc. and Suzi Chauvel (filed as Exhibit
           10(a) to Registrant's Form 10-Q for the quarter ended July 31, 1999
           (File No. 0-18553) and incorporated herein by reference).

10(g)*     Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit
           10(g) to Registrant's Form 10-K for the year ended October 31, 1993
           (File No. 0-18553) and incorporated herein by reference).

10(h)*     Amended and Restated Nonqualified Stock Option Plan dated November 1,
           1996 (filed as Exhibit 10(i) to Registrant's Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(i)*     Amended and Restated Incentive Stock Option Plan dated November 1,
           1996 (filed as Exhibit 10(j) to Registrant's Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)*     Amended and Restated 2000 Equity Incentive Plan dated December 14,
           1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit
           4.1 to Registrant's Form S-8 filed on December 12, 2000 (File No.
           333-51730) and incorporated herein by reference).

10(k)(1) Business Loan Agreement dated June 1, 2000, between the Registrant and Bank of America, expiring May 1, 2002. Under the agreement, the Bank provides the Company with a revolving line of credit of up to $25,000,000 with a Foreign Exchange Facility of up to a maximum of $5,000,000 (filed as Exhibit 10(m) to Registrant's Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)(2) Amendment to the Business Loan Agreement dated June 1, 2000, effective January 31, 2001, between Ashworth, Inc., Ashworth Store I,
           Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth
           U.K. Ltd. and Bank of America, N. A. expiring May 1, 2002. (filed as
           Exhibit 10(l)(2) to Registrant's Form 10-Q for the quarter ended
           January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(l)*     Change in Control Agreement dated November 1, 2000 by and between
           Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to
           Registrant's Form 10-K for the year ended October 31, 2000 (File No.
           0-18553) and incorporated herein by reference).

10(m)*     Change in Control Agreement dated November 1, 2000 by and between
           Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to
           Registrant's Form 10-K for the year ended October 31, 2000 (File No.
           0-18553) and incorporated herein by reference).

10(n)      Promotion Agreement effective November 1, 1999 by and between
           Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to
           Registrant's Form 10-K for the year ended October 31, 2000 (File No.
           0-18553) and incorporated herein by reference).

10(o)* Amended and Restated Offer and Acceptance of Executive Employment effective February 1, 2000 by and between Ashworth, Inc. and Nicoletta Larucci-Miele. (filed as Exhibit 10(p) to

           Registrant's Form 10-Q for the quarter ended January 31, 2001 (File
           No. 0-18553) and incorporated herein by reference).

10(p)*     Offer and Acceptance of Executive Employment effective November 29,
           1999 by and between Ashworth, Inc. and Anthony Wilkinson. (filed as
           Exhibit 10(q) to Registrant's Form 10-Q for the quarter ended January
           31, 2001 (File No. 0-18553) and incorporated herein by reference).

21.        Subsidiaries of the Registrant

23.        Consent of KPMG LLP

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ashworth, Inc.:


We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                             KPMG LLP


San Diego, California
December 10, 2001

                         ASHWORTH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 2001 and 2000


                                     ASSETS                                        2001               2000
                                                                                ------------       ------------
Current assets:
   Cash and cash equivalents                                                    $  1,055,000       $  1,231,000
   Accounts receivable - trade, net of allowance for doubtful accounts of
     $2,141,000 and $1,238,000 in 2001 and 2000, respectively                     26,817,000         25,578,000
   Accounts receivable - other                                                     2,199,000          2,221,000
   Inventories, net                                                               35,841,000         37,526,000
   Income tax receivable                                                             941,000            582,000
   Other current assets                                                            2,359,000          1,891,000
   Deferred income tax asset                                                       1,833,000          1,614,000
                                                                                ------------       ------------

                  Total current assets                                            71,045,000         70,643,000
                                                                                ------------       ------------

Property, plant and equipment, at cost:
   Land                                                                            1,200,000          1,200,000
   Buildings and improvements                                                      2,889,000          2,818,000
   Production equipment                                                           10,314,000         10,065,000
   Furniture and equipment                                                        18,014,000         13,639,000
   Leasehold improvements                                                          4,090,000          2,730,000
                                                                                ------------       ------------

                                                                                  36,507,000         30,452,000
Less accumulated depreciation and amortization                                   (17,862,000)       (15,604,000)
                                                                                ------------       ------------

                                                                                  18,645,000         14,848,000

Other assets                                                                       3,966,000          1,880,000
                                                                                ------------       ------------

                   Total assets                                                 $ 93,656,000       $ 87,371,000
                                                                                ============       ============

                                                                     (Continued)

                         ASHWORTH, INC. AND SUBSIDIARIES

                            October 31, 2001 and 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY                          2001               2000
                                                                                ------------       ------------
Current liabilities:
   Line of credit payable                                                       $  5,950,000       $  1,490,000
   Current portion of long-term debt                                                 659,000            692,000
   Accounts payable                                                                4,203,000          4,477,000
   Accrued liabilities:
     Salaries and commissions                                                      1,675,000          2,272,000
     Other                                                                         1,631,000          1,716,000
                                                                                ------------       ------------

                  Total current liabilities                                       14,118,000         10,647,000
                                                                                ------------       ------------


Long-term debt, net of current portion                                             3,166,000          3,293,000
Deferred income tax liability                                                        752,000            742,000
Other long-term liabilities                                                          626,000            715,000

Stockholders' equity:
   Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 13,148,000 and 13,109,000 shares
     in 2001 and 2000, respectively                                                   13,000             13,000
   Capital in excess of par value                                                 37,959,000         37,698,000
   Retained earnings                                                              38,069,000         35,241,000
   Accumulated other comprehensive loss                                           (1,047,000)          (978,000)
                                                                                ------------       ------------

                  Total stockholders' equity                                      74,994,000         71,974,000
                                                                                ------------       ------------
Commitments and contingencies
                  Total liabilities and stockholders' equity                    $ 93,656,000       $ 87,371,000
                                                                                ============       ============


See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

               For the years ended October 31, 2001, 2000 and 1999


                                                      2001                2000                1999
                                                  -------------       -------------       -------------
Net revenues                                      $ 124,727,000       $ 125,947,000       $ 107,921,000
Cost of goods sold                                   76,448,000          76,963,000          68,558,000
                                                  -------------       -------------       -------------

                  Gross profit                       48,279,000          48,984,000          39,363,000

Selling, general and administrative expenses         42,118,000          36,603,000          32,867,000
                                                  -------------       -------------       -------------

                  Income from operations              6,161,000          12,381,000           6,496,000
                                                  -------------       -------------       -------------

Other income (expense):
   Interest income                                       21,000             204,000             112,000
   Interest expense                                  (1,352,000)           (640,000)           (431,000)
   Net foreign currency exchange loss                   (90,000)           (939,000)            (23,000)
   Other income (expense), net                          (27,000)            (18,000)            113,000
                                                  -------------       -------------       -------------

                  Total other expense                (1,448,000)         (1,393,000)           (229,000)
                                                  -------------       -------------       -------------

Income before provision for income taxes              4,713,000          10,988,000           6,267,000
Provision for income taxes                            1,885,000           4,391,000           2,450,000
                                                  -------------       -------------       -------------

                  Net income                      $   2,828,000       $   6,597,000       $   3,817,000
                                                  =============       =============       =============

Net income per share:
   Basic                                                    .22                 .49                 .27
   Diluted                                                  .21                 .49                 .27

Weighted-average shares outstanding:
   Basic                                             13,140,000          13,406,000          14,035,000
   Diluted                                           13,408,000          13,467,000          14,045,000


See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

               For the years ended October 31, 2001, 2000 and 1999

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                COMMON STOCK         CAPITAL IN                      DEFERRED       COMPREHEN-
                    ----------------------------     EXCESS OF        RETAINED        COMPEN-      SIVE INCOME/
                       SHARES          AMOUNT        PAR VALUE        EARNINGS        SATION          (LOSS)          TOTAL
                    ------------    ------------    ------------    ------------   ------------    ------------    ------------
BALANCE,
OCTOBER 31, 1998      14,080,000    $     14,000    $ 42,259,000    $ 24,827,000   $     (8,000)   $     13,000    $ 67,105,000
Treasury stock
  acquired and
  retired               (303,000)             --      (1,429,000)             --             --              --      (1,429,000)
Amortization of
  deferred
  compensation                --              --              --              --          8,000              --           8,000
Net income                    --              --              --       3,817,000             --              --       3,817,000
Translation
  adjustment                  --              --              --              --             --         (75,000)        (75,000)
                    ------------    ------------    ------------    ------------   ------------    ------------    ------------
BALANCE,
OCTOBER 31, 1999      13,777,000          14,000      40,830,000      28,644,000             --         (62,000)     69,426,000
Treasury stock
  acquired and
  retired               (668,000)         (1,000)     (3,132,000)             --             --              --      (3,133,000)
Net income                    --              --              --       6,597,000             --              --       6,597,000
Translation
  adjustment                  --              --              --              --             --        (916,000)       (916,000)
                    ------------    ------------    ------------    ------------   ------------    ------------    ------------
BALANCE,
OCTOBER 31, 2000      13,109,000          13,000      37,698,000      35,241,000             --        (978,000)     71,974,000
Options Exercised        125,000              --         740,000              --             --              --         740,000
Treasury stock
  acquired and
  retired                (86,000)             --        (479,000)             --             --              --        (479,000)
Net income                    --              --              --       2,828,000             --              --       2,828,000
Translation
  adjustment                  --              --              --              --             --         (69,000)        (69,000)
                    ------------    ------------    ------------    ------------   ------------    ------------    ------------
BALANCE,
OCTOBER 31, 2001      13,148,000    $     13,000    $ 37,959,000    $ 38,069,000   $         --    $ (1,047,000)   $ 74,994,000
                    ============    ============    ============    ============   ============    ============    ============


See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

               For the years ended October 31, 2001, 2000 and 1999

                                                                           2001             2000             1999
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                                          $  2,828,000     $  6,597,000     $  3,817,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred compensation                                     --               --            8,000
       Depreciation and amortization                                      3,125,000        2,602,000        2,067,000
       (Gain) loss on disposal of property, plant and equipment              83,000           (1,000)          11,000
       Increase in deferred income tax asset                               (209,000)        (119,000)          (5,000)
       Provision for doubtful accounts, markdowns and sales returns       1,664,000          744,000          309,000
       Increase in accounts receivable                                   (2,903,000)      (5,663,000)      (2,806,000)
       Decrease (increase) in inventories                                 1,685,000       (6,882,000)       4,644,000
       Decrease (increase) in income tax receivable                        (359,000)         517,000           50,000
       Decrease (increase) in other current assets                         (390,000)         210,000         (162,000)
       Decrease (increase) in other assets                               (2,323,000)         181,000          634,000
       Increase (decrease) in accounts payable                             (274,000)       1,017,000       (2,800,000)
       Increase (decrease) in accrued liabilities                          (682,000)       1,302,000          (28,000)
       Increase (decrease) in other long-term liabilities                   (89,000)         376,000          (93,000)
                                                                       ------------     ------------     ------------
                Net cash provided by operating activities                 2,156,000          881,000        5,646,000
                                                                       ------------     ------------     ------------

Cash flows from investing activities:
   Net purchases of property, plant and equipment                        (6,669,000)      (4,184,000)      (1,459,000)
   Proceeds from sale of property, plant and equipment                        8,000           46,000            1,000
                                                                       ------------     ------------     ------------
                Net cash used in investing activities                    (6,661,000)      (4,138,000)      (1,458,000)
                                                                       ------------     ------------     ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                          (22,000)         (36,000)         (53,000)
   Borrowings on line of credit                                          47,475,000       39,498,000       16,065,000
   Payments on line of credit                                           (43,015,000)     (38,008,000)     (16,065,000)
   Proceeds from long-term debt                                           3,000,000        1,441,000               --
   Principal payments on notes payable and long-term debt                (3,301,000)        (865,000)        (887,000)
   Proceeds from exercise of stock options                                  740,000               --               --
   Treasury stock acquired                                                 (479,000)      (3,133,000)      (1,429,000)
                                                                       ------------     ------------     ------------
                Net cash provided by (used in) financing activities       4,398,000       (1,103,000)      (2,369,000)
                                                                       ------------     ------------     ------------

Effect of exchange rate changes on cash                                     (69,000)        (916,000)         (75,000)
                                                                       ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                       (176,000)      (5,276,000)       1,744,000
Cash and cash equivalents, beginning of year                              1,231,000        6,507,000        4,763,000
                                                                       ------------     ------------     ------------

Cash and cash equivalents, end of year                                 $  1,055,000     $  1,231,000     $  6,507,000
                                                                       ============     ============     ============

Supplemental disclosure of cash flow information:
   Interest paid                                                       $  1,352,000     $    640,000     $    431,000
   Income taxes paid, net of refunds                                      2,248,000        3,903,000        2,400,000

Supplemental disclosures of noncash transactions:
   Capital lease equipment acquired and related capital lease
     obligations                                                            163,000               --               --


See accompanying notes to consolidated financial statements.

                         ASHWORTH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         October 31, 2001, 2000 and 1999


(1)    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       Ashworth, Inc. (the "Company"), based in Carlsbad, California, designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth label. Ashworth products are sold in golf pro shops, resorts, to corporate customers, at better department and specialty retail stores, Ashworth retail stores, and in selected international markets.

       In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men's and women's Callaway Golf(R) apparel. The agreement allows Ashworth to sell Callaway Golf(R) apparel primarily in the United States, Europe, Canada and Australia. Callaway Golf(R) apparel will debut in April of 2002.

       The Company has wholly-owned subsidiaries that currently own and operate eight Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company's products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign revenues. A division was established in 1998 to distribute the Company's products in Canada.

       The Company and the Company's subsidiaries had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $17,043,000, $16,204,000 and $14,394,000 in the years ended
       October 31, 2001, 2000 and 1999, respectively. The Company's wholly-owned United Kingdom subsidiary had net revenues of $9,133,000, $8,530,000 and $7,950,000 and operating income of $636,000, $422,000 and $26,000 in the years ended October 31, 2001, 2000 and 1999, respectively. Ashworth U.K., Ltd. had identifiable assets of $11,576,000 and $10,967,000 as of October 31, 2001 and 2000, respectively.

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

       INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and overhead.

                         ASHWORTH, INC. AND SUBSIDIARIES

       Below is a summary of the components of net inventories at October 31, 2001 and 2000:

                                            2001            2000
                                         -----------     -----------
            Raw materials                $   449,000     $   811,000
            Work in process                  107,000              --
            Finished products             35,285,000      36,715,000
                                         -----------     -----------

                    Inventories, net     $35,841,000     $37,526,000
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

       INTANGIBLE ASSETS

       Intangible assets, including trademark costs, distribution rights and a non-compete agreement, that are included in other non-current assets, are capitalized and amortized over periods ranging from two to ten years.

       ADVERTISING EXPENSES

       Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2001, 2000 and 1999 were $1,123,000, $833,000 and
       $1,204,000, respectively.

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax

                         ASHWORTH, INC. AND SUBSIDIARIES
       rates is recognized in income in the period that includes the enactment date.

       NET INCOME PER SHARE

       The Company calculates basic EPS by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, or other such items, to common shares using the treasury stock method using the weighted-average fair value of the Company's common shares during the period (See Note 7, "Net Income Per Share" for computation of EPS.)

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

       FOREIGN CURRENCY

       The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders' equity. The Company's ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company's products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during fiscal 2001, from time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's results of operations. As of October 31, 2001, the Company had no outstanding foreign currency forward exchange contracts.

       REVENUE RECOGNITION

       The Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. Provisions are made currently for estimated product returns and sales allowances.

                         ASHWORTH, INC. AND SUBSIDIARIES

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

(2)    LEASES

       During the years ended October 31, 2001, 2000 and 1999, the Company acquired $163,000, $0 and $0, respectively, of various equipment under capital leases.

       At October 31, 2001 and 2000, the accompanying consolidated balance sheets include the following equipment under capital leases:

                                                                  2001           2000
                                                                ---------      ---------
           Production equipment                                 $ 234,000      $ 234,000
           Furniture and equipment                                163,000             --
                                                                ---------      ---------
                Total equipment under capital leases              397,000        234,000
           Less accumulated amortization                         (225,000)      (170,000)
                                                                ---------      ---------
                  Total equipment under capital leases, net     $ 172,000      $  64,000
                                                                =========      =========

       Amortization of assets held under capital leases is included in depreciation and amortization expense.

       The Company also leases certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense for the years ended October 31, 2001, 2000 and 1999 was $2,559,000, $1,864,000 and $1,813,000,
       respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 2001 are:

                         ASHWORTH, INC. AND SUBSIDIARIES

                                                                                   CAPITAL            OPERATING
                      YEAR ENDING OCTOBER 31,                                      LEASES              LEASES
            --------------------------------------------                          ---------          -----------
                            2002                                                  $  53,000          $ 1,936,000
                            2003                                                     49,000            1,924,000
                            2004                                                     40,000            1,891,000
                            2005                                                     40,000            1,812,000
                            2006                                                     23,000              636,000
                            Thereafter                                                    -              489,000
                                                                                  ---------          -----------

            Total minimum lease payments                                            205,000          $ 8,688,000
                                                                                                     ===========

            Less amount representing interest (at rates ranging from
               8.08% to 10.99%)                                                     (33,000)
                                                                                  ---------

            Present value of future minimum capital lease payments
               (Note 4)                                                           $ 172,000
                                                                                  =========

(3)     LINE OF CREDIT AGREEMENT

       The Company has a $25 million working capital line of credit agreement with a bank, which expires on May 1, 2002 and is collateralized by substantially all of the assets of the Company. The Company negotiated an amendment to the line of credit agreement effective as of January 31, 2001. The amendment provides for a seasonal increase in the line of credit to $35 million for the periods from March 1, 2001 to June 1, 2001 and again from March 1, 2002 to May 1, 2002. The interest rate on borrowings is 0.5% below the bank's reference rate, which was 5.5% at October 31, 2001. The Company has chosen to use the optional IBOR rates from time to time during the fiscal year with rates ranging from 8.25% in November 2000 to 5.21% in September 2001. The line of credit agreement requires the payment of a commitment fee of approximately 0.175% of the unused portion. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. The Company believes it was in compliance with or had obtained waivers for all such covenants as of October 31, 2001. The agreement permits the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. At October 31, 2001, the Company had a balance of $6.0 million outstanding on this line of credit compared to $1.5 million outstanding at October 31, 2000. The line of credit also provides for a $25.0 million limit for the sum of advances under the line of credit and the outstanding commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $5.5 million at October 31, 2001 and $11.3 million at October 31, 2000. The total amount of unused revolving credit available to the Company at October 31, 2001 was $13.5 million.

                         ASHWORTH, INC. AND SUBSIDIARIES

(4)     LONG-TERM DEBT

       Amounts outstanding under long-term debt agreements at October 31, 2001 and 2000 consist of the following:

                                                                             2001             2000
                                                                          -----------      -----------
Installment notes bearing interest ranging from 7.3% to 8.1%, with
   due dates through April 2003, collateralized by various equipment      $   763,000      $ 1,341,000

Note payable to a bank, bearing interest at 8.4%, payable in monthly principal payments of $10,000 plus interest on the outstanding principal balance through November 2005, with a balloon payment of approximately $2.0 million payable on November 30, 2005;
   collateralized by land and buildings                                     2,890,000        2,614,000

Capital lease obligations (Note 2)                                            172,000           30,000
                                                                          -----------      -----------

                                                                            3,825,000        3,985,000
Less current portion                                                         (659,000)        (692,000)
                                                                          -----------      -----------

Long-term debt                                                            $ 3,166,000      $ 3,293,000
                                                                          ===========      ===========

       Future maturities of long-term debt at October 31, 2001 are as follows:

            YEAR ENDING OCTOBER 31,
           -------------------------
                     2002                                          $   659,000
                     2003                                              424,000
                     2004                                              153,000
                     2005                                              156,000
                     2006                                            2,433,000
                                                                   -----------

                                                                   $ 3,825,000
                                                                   ===========

(5)     EMPLOYEES' 401(k) PLAN

       The Company maintains a retirement plan covering substantially all employees. Company contributions, which are voluntary and at the discretion of the Company's Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company's expense for the years ended October 31, 2001, 2000 and 1999 was $242,000, $159,000 and $136,000, respectively.

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

       As of October 31, 2001, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had options covering 506,000 shares of common stock outstanding under the 2000 Plan with exercise prices ranging from $4.00 to $7.19 and expiration dates between December 2009 and September 2011. At October 31, 2001, a total of 1,371,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2001, the Company still had options covering 2,212,000 shares of common stock outstanding under the Terminated Plans with exercise prices ranging from $3.50 to $16.94 and expiration dates between December 2001 and November 2007.

       The following is a summary of stock option activity under the 2000 Plan and the Terminated Plans for the fiscal years ended October 31, 1999, October 31, 2000 and October 31, 2001:

                                                      SHARES             OPTION EXERCISE PRICE PER SHARE
                                                     UNDERLYING         -------------------------------
                                                    OUTSTANDING                               WEIGHTED-
                                                      OPTIONS               RANGE              AVERAGE
                                                    ------------        --------------        ---------
           Balance at October 31, 1998                 2,403,000        $5.00 - $16.94          $8.52
              Granted                                    650,000         3.50 -   6.00           5.16
              Exercised                                        0         0.00 -   0.00           0.00
              Canceled or Expired                       (261,000)        5.50 -  10.81           8.23
                                                    ------------

           Balance at October 31, 1999                 2,792,000         3.50 -  16.94           7.80
              Granted                                    402,000         4.00 -   5.25           4.26
              Exercised                                        0         0.00 -   0.00           0.00
              Canceled or Expired                       (171,000)        4.16 -  14.63           8.16
                                                    ------------

           Balance at October 31, 2000                 3,023,000         3.50 -  16.94           7.29
              Granted                                    400,000         6.00 -   7.19           6.85
              Exercised                                 (125,000         4.00 -   6.63           5.28
              Canceled or Expired                       (580,000)        4.00 -  10.19           8.19
                                                    ------------

           Balance at October 31, 2001                 2,718,000         3.50 -  16.94          7.13
                                                    ============

                         ASHWORTH, INC. AND SUBSIDIARIES

       The following is a summary of stock options outstanding at October 31, 2001:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                ----------------------------------------------        ----------------------------
                                                    WEIGHTED-
                                                     AVERAGE         WEIGHTED-                           WEIGHTED-
                                   NUMBER           REMAINING         AVERAGE           NUMBER            AVERAGE
             RANGE OF           OUTSTANDING        CONTRACTUAL        EXERCISE        EXERCISABLE        EXERCISE
          EXERCISE PRICES         (SHARES)            LIFE             PRICE           (SHARES)            PRICE
        --------------------    ------------       -----------       ---------        -----------        ---------
         $  3.50 - $ 6.78          1,532,000           4.2             $ 5.43          1,265,000            $5.60
            6.79 -  11.86          1,006,000           4.3               8.44            741,000             8.98
           11.87 -  16.94            180,000           3.8              14.28            180,000            14.28
                                  ----------                                          ----------
                                   2,718,000           4.2               7.13          2,186,000             7.46
                                  ==========                                          ==========

       At October 31, 2001, 2000 and 1999, the number of shares of common stock underlying exercisable options was 2,186,000, 2,450,000 and 2,228,000, respectively, and the weighted-average exercise price of those options was $7.46, $7.76 and $8.06, respectively.

       For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 4.78% to 5.82% in 2001, 6.00% to 6.65% in 2000 and 4.39% to 6.20% in 1999; expected volatility of 58.19% to 63.79%
       in 2001 and 57.6% to 60.5% in 2000 and 57.8% to 60.2% in 1999; and
       expected life of 10 years in 2001 and 5 to 10 years in 2000 and 5 to 7 years in 1999. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The weighted-average fair value of options granted was $6.85 in 2001, $4.26 in 2000 and $5.16 in 1999. Had compensation cost for the Company's employee-based stock option plans been determined consistent with SFAS No. 123, the Company would have recorded net income of $1,844,000 or $0.14 per diluted share in 2001, net income of $5,789,000 or $0.43 per diluted share in 2000 and net income of $2,646,000 or $0.19 per share in 1999. These pro forma calculations only include the effects of 1996 through 2001 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

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

       COMPREHENSIVE INCOME

       For the quarters ended October 31, 2001 and 2000, total comprehensive income (loss) was ($2,059,000) and $730,000, respectively. For the years ended October 31, 2001 and 2000, total comprehensive income was $2,759,000 and $5,681,000, respectively.

                         ASHWORTH, INC. AND SUBSIDIARIES

(7)    NET INCOME PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                   YEAR ENDED OCTOBER 31,
                                                         -------------------------------------------
                                                            2001            2000            1999
                                                         -----------     -----------     -----------
NUMERATOR:
Net income -
numerator for basic and diluted earnings per share -
income available to common stockholders                  $ 2,828,000     $ 6,597,000     $ 3,817,000
                                                         ===========     ===========     ===========
DENOMINATOR:
Denominator for basic earnings per share
 - weighted average shares                                13,140,000      13,406,000      14,035,000
Effect of dilutive securities
 - stock options                                             268,000          61,000          10,000
                                                         -----------     -----------     -----------
Denominator for diluted earnings per share
 - adjusted weighted average shares and
   assumed conversions                                    13,408,000      13,467,000      14,045,000
                                                         ===========     ===========     ===========

       The diluted weighted average shares outstanding computation excludes 1,149,000, 2,350,000, and 2,502,000 options whose impact would have an anti-dilutive effect in 2001, 2000 and 1999, respectively.

(8)    COMMITMENTS AND CONTINGENCIES

       PROMOTIONAL AGREEMENTS WITH PGA PROFESSIONALS AND A TELEVISION
       PERSONALITY

       The Company had promotional agreements with several PGA professionals (including Fred Couples, a significant stockholder of the Company and a related party); Jim Nantz, a television personality and member of the Company's board of directors, also a related party; and a management company. Under the terms of these agreements, the Company is obligated to pay cash compensation and, in some cases, to issue options (at fair market value) to purchase shares of the Company's common stock.

       The aggregate annual cash compensation recognized under these agreements in fiscal year 2001, 2000 and 1999 was $1,354,000, $890,000 and $814,000,
       respectively. In fiscal 2001, all of the $1,354,000 was paid to the related parties. Future minimum commitments under these agreements are $1,287,000 payable in 2002, $1,297,000 payable in 2003, $1,307,000 payable in 2004, $1,257,000 payable in 2005, $1,017,000 payable in 2006 and $1,000,000 payable in each of the years 2007 through 2011 all of which is payable to related parties.

       These agreements have certain performance requirements that allow the players to earn additional cash compensation. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $0, $3,000 and $56,000 in charges related to performance requirements in 2001, 2000 and 1999, respectively, of which $0, $0 and $45,000 in 2001, 2000 and 1999, respectively, was paid to a related party.

                         ASHWORTH, INC. AND SUBSIDIARIES

       EXECUTIVE EMPLOYMENT AGREEMENTS

       In fiscal years 2001, 2000 and 1999, the Company had an executive employment agreement with Randall L. Herrel, Sr. and in fiscal year 1999 the Company had an executive employment agreement with Gerald W. Montiel who resigned effective December 31, 1998.

       The agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company's financial success and progress. No bonus was awarded to Mr. Herrel for fiscal year 2001. A $169,000 bonus was awarded to Mr. Herrel in December 2000, based on the Company having achieved the goals set forth in the fiscal year 2000 bonus plan. No bonus was paid to him for fiscal year 1999. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

       Effective December 31, 1998, in connection with the termination of Mr. Montiel's executive employment and resignation as chairman and director, the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Montiel. The agreement provides that effective with the termination of employment, all the terms and conditions of Section 13, the noncompetition provision of Mr. Montiel's 1995 executive employment agreement covering the ten-year post-termination period, are applicable. The noncompetition provision states that, as consideration for Montiel's non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset is being amortized using the straight-line method over the ten-year non-compete period.

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

       LEGAL PROCEEDINGS

       On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California ("U.S. District Court") on behalf of purchasers of the Company's common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company's motion, the U.S.

                         ASHWORTH, INC. AND SUBSIDIARIES

       District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint ("Second Amended Complaint"). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company's financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. Discovery will commence shortly.

       In October 2000, former Ashworth sales representatives Regional Sales, Inc. and Susan Stanley filed a complaint in San Diego Superior Court against Ashworth. In October of 2001, the parties reached a confidential resolution of the matter in which the Company admitted no wrongdoing and the matter was dismissed with prejudice.

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

       Starting in 1997, the Company began using as one of its external sales representatives, a company which was owned in part by a related party. Sales commissions paid to that company were approximately $0, $0 and $228,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

       The Company has promotional agreements with a director and certain stockholders. (See Note 8.)

                         ASHWORTH, INC. AND SUBSIDIARIES

(10)   INCOME TAXES

       The provision for income taxes for the years ended October 31, 2001, 2000 and 1999 is as follows:

                                        2001             2000             1999
                                     -----------      -----------      -----------
Current provision:
   Federal                           $ 1,519,000      $ 3,684,000      $ 2,047,000
   State                                 463,000          826,000          408,000
   Foreign                               112,000               --               --
                                     -----------      -----------      -----------
         Total                         2,094,000        4,510,000        2,455,000
                                     -----------      -----------      -----------
Deferred provision (benefit):
   Federal                              (124,000)         (44,000)          (4,000)
   State                                 (19,000)         (75,000)          (1,000)
   Foreign                               (66,000)              --               --
                                     -----------      -----------      -----------
         Total                          (209,000)        (119,000)          (5,000)
                                     -----------      -----------      -----------
Total provision for income taxes     $ 1,885,000      $ 4,391,000      $ 2,450,000
                                     ===========      ===========      ===========

       The components of the Company's deferred income tax benefit and liability as of October 31, 2001 and 2000 are as follows:

                                                              2001            2000
                                                           -----------     -----------
Current deferred income tax benefit:
   Allowance for doubtful accounts                         $   361,000     $   252,000
   Inventory reserves                                          298,000         412,000
   Unearned royalty                                                 --          31,000
   Accrued compensation                                        312,000         370,000
   Foreign subsidiary net operating loss                            --         210,000
   Other nondeductible accruals                                795,000         475,000
   Other deductible capitalized costs                           67,000          74,000
                                                           -----------     -----------
       Total gross deferred tax assets                       1,833,000       1,824,000
       Less valuation allowance                                     --        (210,000)
                                                           -----------     -----------

       Net deferred tax assets                             $ 1,833,000     $ 1,614,000
                                                           ===========     ===========

Long-term deferred income tax liability - depreciation     $   752,000     $   742,000
                                                           ===========     ===========

       The net change in the total valuation allowance for the years ended October 31, 2001 and 2000 was a decrease of $210,000 and an increase of $210,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a net deferred income tax asset of $1,081,000 and $872,000 as of October 31, 2001 and 2000, respectively. The realization of this net asset may be dependent upon the Company's ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

       A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

                         ASHWORTH, INC. AND SUBSIDIARIES

                                             2001             2000             1999
                                          -----------      -----------      -----------
Computed income tax at the expected
   statutory rate                         $ 1,602,000      $ 3,736,000      $ 2,131,000
State income tax, net of federal tax
   benefits                                   300,000          458,000          306,000
Nondeductible expenses                         72,000           98,000          113,000
Foreign sales corporation tax benefit              --           (8,000)         (31,000)
Foreign tax jurisdiction rate
   differential                               (43,000)          28,000               --
Change in valuation allowance                (210,000)         210,000               --
Other                                         164,000         (131,000)         (69,000)
                                          -----------      -----------      -----------
Income tax provision                      $ 1,885,000      $ 4,391,000      $ 2,450,000
                                          ===========      ===========      ===========

(11)   SEGMENT INFORMATION

       The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company's business segments. Segment information is summarized as follows for the years ended October 31, 2001, 2000 and 1999 (in thousands).

                                     2001         2000         1999
                                   --------     --------     --------
NET REVENUE:
   Domestic                         107,684      109,743       93,527
   International                     17,043       16,204       14,394
                                   --------     --------     --------
   Total                            124,727      125,947      107,921
                                   ========     ========     ========

INCOME (LOSS) FROM OPERATIONS:
   Domestic                           5,452       10,764        7,009
   International                        709        1,617         (513)
                                   --------     --------     --------
   Total                              6,161       12,381        6,496
                                   ========     ========     ========

CAPITAL EXPENDITURES:
   Domestic                           6,142        4,040        1,199
   International                        527          144          260
                                   --------     --------     --------
   Total                              6,669        4,184        1,459
                                   ========     ========     ========

TOTAL ASSETS:
   Domestic                          79,878       74,847       73,768
   International                     13,778       12,524        6,338
                                   --------     --------     --------
   Total                             93,656       87,371       80,106
                                   ========     ========     ========

DEPRECIATION:
   Domestic                           2,647        2,037        1,910
   International                        241          153          144
                                   --------     --------     --------
   Total                              2,888        2,190        2,054
                                   ========     ========     ========

                         ASHWORTH, INC. AND SUBSIDIARIES

(12)   RESULTS BY QUARTER (UNAUDITED)

       The unaudited results by quarter for the years ended October 31, 2001 and 2000 are shown below:

                                         FIRST           SECOND            THIRD             FOURTH
   YEAR ENDED OCTOBER 31, 2001          QUARTER          QUARTER          QUARTER            QUARTER
- ---------------------------------     ------------     ------------     ------------      ------------
Net revenues                          $ 27,706,000     $ 46,908,000     $ 29,765,000      $ 20,348,000
Gross profit                             9,946,000       19,253,000       11,421,000         7,659,000
Net income (loss)                          381,000        4,011,000          615,000        (2,179,000)
Net income (loss) per basic share              .03              .31              .05              (.17)
Weighted-average basic shares
   outstanding                          13,118,000       13,149,000       13,155,000        13,176,000
Net income (loss) per diluted
   share                                       .03              .30              .05              (.16)
Weighted-average diluted shares
   outstanding                          13,437,000       13,584,000       13,370,000        13,300,000

                                         FIRST           SECOND            THIRD             FOURTH
   YEAR ENDED OCTOBER 31, 2000          QUARTER          QUARTER          QUARTER            QUARTER
- ---------------------------------     ------------     ------------     ------------      ------------
Net revenues                          $ 22,499,000     $ 41,272,000     $ 35,004,000      $ 27,172,000
Gross profit                             8,030,000       16,891,000       13,367,000        10,696,000
Net income                                 273,000        3,444,000        1,820,000         1,060,000
Net income per basic share                     .02              .26              .14               .08
Weighted-average basic shares
   outstanding                          13,684,000       13,467,000       13,320,000        13,154,000
Net income per diluted share                   .02              .26              .14               .08
Weighted-average diluted shares
   outstanding                          13,696,000       13,498,000       13,370,000        13,331,000

       During the fourth quarter of fiscal year 2001, the Company had a net loss of $2,179,000 as compared to net income of $1,060,000 in the same period of the prior year primarily due to lower revenues caused by overall weakness in the economy and from the September 11, 2001 tragedy; and increased expenses due to startup costs associated with the Callaway Golf(R) apparel license.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Ashworth, Inc.:

Under date of December 10, 2001, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware Corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG LLP

San Diego, California
December 10, 2001

                         ASHWORTH, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              ADDITIONS
                                      -------------------------
                       BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE
                       BEGINNING       COSTS AND        OTHER                        AT END
Description             OF YEAR        EXPENSE        ACCOUNTS      DEDUCTIONS      OF YEAR
- -----------            ----------     ----------     ----------     ----------     ----------
FOR THE YEAR ENDED
OCTOBER 31, 1999:

Allowance for
Doubtful accounts      $1,039,000     $  309,000     $       --     $  459,000     $  889,000
                       ==========     ==========     ==========     ==========     ==========
FOR THE YEAR ENDED
OCTOBER 31, 2000:

Allowance for
Doubtful accounts      $  889,000     $  744,000     $       --     $  395,000     $1,238,000
                       ==========     ==========     ==========     ==========     ==========
FOR THE YEAR ENDED
OCTOBER 31, 2001:

Allowance for
Doubtful accounts      $1,238,000     $1,664,000     $       --     $  761,000     $2,141,000
                       ==========     ==========     ==========     ==========     ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ASHWORTH, INC.
                                             (REGISTRANT)

DATE: JANUARY 28, 2002                       BY: /s/ RANDALL L. HERREL, SR.
                                                 -------------------------------
                                             RANDALL L. HERREL, SR.
                                             CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                              TITLE                            DATE
     ---------                              -----                            ----
/s/ RANDALL L. HERREL, SR.           CHAIRMAN, PRESIDENT AND            JANUARY 28, 2002
- -------------------------------      CHIEF EXECUTIVE OFFICER
RANDALL L. HERREL, SR.               (PRINCIPAL EXECUTIVE OFFICER)
                                     DIRECTOR

/s/ TERENCE W. TSANG                 EXECUTIVE VICE PRESIDENT,          JANUARY 28, 2002
- -------------------------------      CHIEF OPERATING OFFICER
TERENCE W. TSANG                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL
                                     AND ACCOUNTING OFFICER)

/s/ STEPHEN BARTOLIN, JR.            DIRECTOR                           JANUARY 28, 2002
- -------------------------------
STEPHEN BARTOLIN, JR.

/s/ STEPHEN G. CARPENTER             DIRECTOR                           JANUARY 28, 2002
- -------------------------------
STEPHEN G. CARPENTER

/s/ ANDRE P. GAMBUCCI                DIRECTOR                           JANUARY 28, 2002
- -------------------------------
ANDRE P. GAMBUCCI

/s/ JOHN M. HANSON, JR.              DIRECTOR                           JANUARY 28, 2002
- -------------------------------
JOHN M. HANSON, JR.

/s/ H. MICHAEL HECHT                 DIRECTOR                           JANUARY 28, 2002
- -------------------------------
H. MICHAEL HECHT

/s/ JAMES W. NANTZ, III              DIRECTOR                           JANUARY 28, 2002
- -------------------------------
JAMES W. NANTZ, III