Form 10-Q
period 2002-01-31
ASHWORTH INC
filed 2002-03-15
CIK 820774

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding at March 7, 2002
$.001 par value Common Stock	13,200,774

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,626,000	$1,055,000
Accounts receivable – trade, net	27,769,000	26,817,000
Accounts receivable – other	2,113,000	2,199,000
Inventories, net	36,512,000	35,841,000
Income tax refund receivable	1,663,000	941,000
Other current assets	4,508,000	2,359,000
Deferred income tax asset	1,831,000	1,833,000

Total current assets	76,022,000	71,045,000

Property, plant and equipment, at cost	36,542,000	36,507,000
Less accumulated depreciation and amortization	(18,500,000)	(17,862,000)

Total property, plant and equipment, net	18,042,000	18,645,000

Other assets	3,883,000	3,966,000

Total assets	$97,947,000	$93,656,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$11,100,000	$5,950,000
Current portion of long-term debt	659,000	659,000
Accounts payable – trade	4,769,000	4,203,000
Accrued liabilities	3,156,000	3,306,000

Total current liabilities	19,684,000	14,118,000

Long-term debt, net of current portion	3,002,000	3,166,000
Deferred income tax liability	752,000	752,000
Other long term liabilities	509,000	626,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	38,237,000	37,959,000
Retained earnings	37,103,000	38,069,000
Accumulated other comprehensive loss	(1,353,000)	(1,047,000)

Total stockholders’ equity	74,000,000	74,994,000

Total liabilities and stockholders’ equity	$97,947,000	$93,656,000

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31,

	2002	2001

Net revenues	$19,811,000	$27,706,000
Cost of goods sold	12,793,000	17,760,000

Gross profit	7,018,000	9,946,000
Selling, general and administrative expenses	8,497,000	9,070,000

Income (loss) from operations	(1,479,000)	876,000
Other income (expense):
Interest income	7,000	3,000
Interest expense	(151,000)	(331,000)
Other income	13,000	87,000

Total other expense	(131,000)	(241,000)

Income (loss) before provision for income tax expense (benefit)	(1,610,000)	635,000
Provision for income tax expense (benefit)	(644,000)	254,000

Net income (loss)	$(966,000)	$381,000

Net income (loss) per share
Basic:
Weighted average shares outstanding	13,161,000	13,118,000
Net income (loss) per share	($0.07)	$0.03
Diluted:
Weighted average shares outstanding	13,161,000	13,437,000
Net income (loss) per share	($0.07)	$0.03

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31,

	2002	2001

Cash flows from operating activities:
Net cash used in operating activities	$(4,042,000)	$(10,208,000)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	–	8,000
Purchases of property and equipment	(345,000)	(2,176,000)

Net cash used in investing activities	(345,000)	(2,168,000)
Cash flows from financing activities:
Principal payments on capital lease obligations	(10,000)	(2,000)
Borrowings on line of credit	7,250,000	17,200,000
Payments on line of credit	(2,100,000)	(5,600,000)
Proceeds from long-term borrowing	–	3,000,000
Principal payments on notes payable and long-term debt	(154,000)	(2,829,000)
Proceeds from issuance of common stock	278,000	159,000

Net cash provided by financing activities	5,264,000	11,928,000
Effect of exchange rate changes on cash	(306,000)	111,000

Net increase (decrease) in cash and cash equivalents	571,000	(337,000)
Cash and cash equivalents, beginning of period	1,055,000	1,231,000

Cash and cash equivalents, end of period	$1,626,000	$894,000

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2002

NOTE 1- Basis of Presentation.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Interim results are not necessarily indicative of results to be expected for the full year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2001, filed with the Securities and Exchange Commission.

NOTE 2 — Inventories.

Inventories consisted of the following at January 31, 2002 and October 31, 2001:

	January 31,	October 31,
	2002	2001

Raw materials	$381,000	$449,000
Work in process	14,000	107,000
Finished goods	36,117,000	35,285,000

Total inventories, net	$36,512,000	$35,841,000

NOTE 3 — Income (Loss) Per Share Information.

Basic income (loss) per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of stock options. Common stock options are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share based on the requirements of SFAS No. 128:

	Three months ended January 31,
	2002	2001

Numerator:
Net income (loss) numerator for basic and diluted income (loss) per share – income (loss) available to common stockholders	($966,000)	$381,000

Denominator:
Denominator for basic income (loss) per share – weighted average shares	13,161,000	13,118,000
Effect of dilutive securities - stock options	–	319,000

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	13,161,000	13,437,000

Basic income (loss) per share	($0.07)	$0.03
Diluted income (loss) per share	($0.07)	$0.03

For the quarters ended January 31, 2002 and 2001, the diluted weighted average shares outstanding computation excludes 1,576,000 and 1,209,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 4 – Comprehensive Income (Loss).

The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income (loss) in addition to net income (loss) for the period. For the quarters ended January 31, 2002 and 2001, total comprehensive income (loss) was ($1,272,000) and $492,000, respectively.

NOTE 5 – Legal Proceedings.

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the early stages of the discovery process.

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

NOTE 6 – Segment Information.

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

	Three	Three
	Months	Months
	Ended	Ended
	January 31,	January 31,
	2002	2001

Net Revenue:
Domestic	$17,577,000	$24,128,000
International	2,234,000	3,578,000

Total	$19,811,000	$27,706,000

Income (Loss) From Operations
Domestic	($964,000)	$1,177,000
International	(515,000)	(301,000)

Total	($1,479,000)	$876,000

	January 31,	October 31,
	2002	2001

Total Assets:
Domestic	$84,453,000	$79,878,000
International	13,494,000	13,778,000

Total	$97,947,000	$93,656,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to the SEC’s Release Numbers 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company’s business is seasonal; therefore, the current balance sheet balances as of January 31, 2002 may more meaningfully be compared to the balances as of January 31, 2001 rather than to the balance as of October 31, 2001.

Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, changes in customer demand, and sell through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $420,000 at January 31, 2002 compared to $716,000 at October 31, 2001 and $514,000 at January 31, 2001.

Allowance for Doubtful Accounts. Similarly, management must make estimates of the uncollectability of the accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $27.8 million, net of allowance for doubtful accounts of $1.4 million as of January 31, 2002 as compared to the balance of $26.8 million, net of allowances for doubtful accounts of $1.4 million at October 31, 2001. As of January 31, 2001, the accounts receivable balance was $28.1 million, net of allowances for doubtful accounts of $1.1 million.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $36.5 million, net of inventory write-downs of $918,000 as of January 31, 2002 as compared to an inventory balance of $35.8 million, net of inventory write-downs of $955,000 at October 31, 2001. As of January 31, 2001, the inventory balance was $42.9 million, net of inventory write-downs of $1.2 million.

Asset Purchase Credits. In November 2000 the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APC’s”) which may be utilized to purchase future goods and services over a four year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APC’s. The Company has entered into contracts with several third party suppliers who have agreed to accept these APC’s, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APC’s. As of January 31, 2002, the Company has $1.2 million of the APC’s remaining and management fully expects to utilize them over the remaining life of the contract.

The Company participates in an industry that is highly competitive and the Company must accurately anticipate fashion trends and consumer demand for its products. The following are important factors, among others, that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

•	Continued weak global economic conditions could adversely impact the Company’s revenues and growth rate.

•	The competitive environment in the golf apparel industry places pressure on revenue, gross margins and market share.

•	Erosion of the financial condition of customers could adversely affect the Company’s business.

For additional information, see “Cautionary Statements and Risk Factors.”

At January 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Results of Operations

First Quarter 2002 compared to First Quarter 2001

Consolidated net revenue for the first quarter of fiscal 2002 decreased 28.5% to $19,811,000 from $27,706,000 for the same period in 2001. Net revenue for the domestic segment decreased 27.2% to $17,577,000 from $24,128,000 in the first quarter of fiscal 2001, due to decreased net revenues in green grass and off-course specialty stores which decreased by $4,473,000 or 27.6% and retail which decreased by $2,141,000 or 66.4%. The net revenue decreases are due primarily to the generally poor economic conditions that caused travel to resort destinations to decline and retail buyers to delay their orders and thus reduce their inventory risk. Net revenue for the international segment decreased 37.6% to $2,234,000 from $3,578,000 for the same period of the prior year. Net revenues from the Company’s U.K. subsidiary for the first quarter of fiscal 2002 decreased by $750,000 or 35.4% as compared to net revenues in the first quarter of fiscal 2001. This decrease was primarily due to a planned decrease in net revenues due to a timing difference between the first and second quarters of fiscal 2002 that resulted from the conversion of one territory from a distributorship to an agent as well as switching agents in two other territories. Other international net revenues decreased by $594,000 or 40.7% to $865,000 primarily due to declines in Asia and Canada resulting from the soft economy and the stronger U.S. dollar.

Consolidated gross profit margin for the first quarter of fiscal 2002 decreased to 35.4% as compared to

35.9% a year earlier. The relatively small decrease of 50 basis points was due to negative leverage of fixed expenses caused by sales weakness and industry wide price pressure as competitors lowered prices to clear excess inventory, partially offset by improved sourcing. For the most part the Company was able to maintain its pricing.

Consolidated selling, general and administrative (“SG&A”) expenses decreased 6.3% to $8,497,000 from $9,070,000 for the same period in fiscal 2001. However, as a percentage of net revenue, SG&A expenses increased to 42.9% of net revenue for the first quarter of fiscal 2002 compared to 32.7% in the first quarter of fiscal 2001. This increase as a percent of net revenue was due to the fixed expenses being spread over a lower net revenue base as well as the additional expenses incurred in launching the Callaway Golf® apparel product line. Going forward, the Company expects to benefit from the expense initiatives implemented during fiscal 2001 as industry and economic conditions improve and net revenue volume increases.

Total other expense decreased to $131,000 for the first quarter of fiscal 2002 from $241,000 in the first quarter of 2001, due primarily to a lower net interest expense resulting from lower interest rates on the average borrowing on the Company’s line of credit with the bank.

The effective income tax rate for the first quarter of fiscal 2002 remained at 40.0% of pre-tax income.

Capital Resources and Liquidity

The Company’s primary sources of liquidity for fiscal 2002 are expected to be its working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for expansion of its domestic and international sales, capital expenditures and for general working capital purposes. In June 2000, the Company extended its business loan agreement with its bank through May 1, 2002. The loan agreement provides a revolving line of credit of $25,000,000. The Company negotiated an amendment to the line of credit agreement effective February 20, 2002 that provides for a seasonal increase in the line of credit to $35,000,000 through to May 1, 2002. Interest is charged at the bank’s reference (prime) rate, minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on inter-bank offered rates (“IBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. The Company believes it was in compliance with or had obtained waivers for all such covenants as of January 31, 2002. The loan agreement permits the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. As of January 31, 2002, The Company had repurchased $2,526,000 of its common stock during the loan agreement term. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $9,602,000 at January 31, 2002 and $5,506,000 at October 31, 2001. The Company had $11,100,000 outstanding against the line at January 31, 2002, compared to $5,950,000 outstanding against the line as of October 31, 2001. The increases are primarily due to the seasonality of the Company’s business.

Trade receivables were $27,769,000 at January 31, 2002, an increase of $952,000 or 3.6% over the balance at October 31, 2001. Because the Company’s business is seasonal, the receivables balance may more meaningfully be compared to the balance of $28,066,000 at January 31, 2001, which shows a decrease of 1.1% in receivables. The slower level of decline in receivables relative to the net revenues decline is due to slower collections from our accounts resulting from the weak economic conditions. Because of the weakness in the economy, the Company has increased its allowance for doubtful accounts. The Company anticipates that if economic conditions do not improve, the Company may experience an increase in delinquent and uncollectable customer accounts.

Inventory increased to $36,512,000 at January 31, 2002 from $35,841,000 at October 31, 2001, an increase of 1.9%. Compared to the inventory of $42,912,000 at January 31, 2001, inventory decreased by 14.9% due to improvements made during fiscal 2001 in sourcing and inventory management. The Company responded to the slowing sales trends that became evident in the third quarter by reducing incoming orders from vendors. The Company believes that its current inventory mix is appropriate to respond to market demand.

During the first three months of fiscal 2002, the Company incurred capital expenditures of $345,000 mainly for computer equipment and leasehold improvements. The Company anticipates spending approximately $2,555,000 during the balance of fiscal 2002 primarily on upgrades of computer systems and equipment and trade show fixtures. Management currently intends to finance the purchase of the Company’s capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate.

Common stock and capital in excess of par value increased by $278,000 in the three months ended January 31, 2002, due to the issuance of shares on exercise of options.

Based on current levels of operations, the Company expects sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities, and leasing alternatives, the Company believes it will be able to meet all of its debt service, capital expenditure, and working capital requirements during the next 12 months.

Derivatives

Although the Company and its subsidiaries did not do so during the first quarter of fiscal 2002, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. As of January 31, 2002, the Company was not a party to any outstanding foreign exchange contracts.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending January 31, 2003. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

Effective November 1, 2001, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date. The adoption of SFAS No. 141 and SFAS No. 142 has had no impact on the results of operations for the first quarter of fiscal 2002 as the Company has no goodwill or intangible assets with indefinite lives.

Cautionary Statements and Risk Factors

     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy continues to weaken or if the popularity of golf decreases.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if the Company fails to develop fashions and styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf® apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for this product line. The Company’s results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies.

•	If economic conditions do not improve, our customers’ ability to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

•	The Company maintains high levels of inventory to support its Authentics program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and writedowns of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple writedowns if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s debt consists of notes payable with a total balance of $3,661,000 at January 31, 2002. The debt bears interest at variable and fixed rates ranging from 8.0% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $11,100,000 outstanding as of January 31, 2002 on its revolving line of credit with interest charged at the bank’s reference (prime) rate minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on IBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the quarter ended January 31, 2002 would have resulted in a $4,000 change in net income.

The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during the first quarter of fiscal 2002, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. As of January 31, 2002, the Company had no outstanding foreign currency forward exchange contracts.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the early stages of the discovery process.

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

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS — NONE

Item 3.	DEFAULTS UPON SENIOR SECURITIES — NONE

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

Item 5.	OTHER INFORMATION — NONE

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to Registrant’s Registration Statement dated February 21, 1992 (File No.33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Registrant’s Form 10-K for fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference)

3(b)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K on February 22, 2000 (File No. 0-18553) and incorporated herein by reference)

4(a)	Specimen certificate for Common Stock, par value $.001, of the Registrant (filed as Exhibit 4(a) to Registrant’s Registration Statement dated November 4, 1987 (File No.33-16714-D) and incorporated herein by reference)

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to Registrant’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference)

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to Registrant’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference)

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to Registrant’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference)

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to

Registrant’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference)

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to Registrant’s Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference)

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to Registrant’s Form 10-K for the year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference)

10(c)	Promotion Agreement effective November 1, 2001 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(c) to Registrant’s Form 10-K for the year ended October 31, 2001 (File No. 0-18553) and incorporated herein by reference)

10(d)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to Registrant’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference)

10(e)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference)

10(f)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to Registrant’s Form 10-K for the year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference)

10(g)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference)

10(h)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference)

10(i)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to Registrant’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference)

10(j)(1)	Business Loan Agreement dated June 1, 2000, between the Registrant and Bank of America, expiring May 1, 2002 (filed as Exhibit 10(m) to Registrant’s Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference)

10(j)(2)	Amendment to the Business Loan Agreement dated June 1, 2000, effective January 31, 2001, between Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A. expiring May 1, 2002. (filed as Exhibit 10(l)(2) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference)

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference)

10(l)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference)

10(m)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to Registrant’s Form 10-K for the year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference)

10(n)*	Amended and Restated Offer and Acceptance of Executive Employment effective February 1, 2000 by and between Ashworth, Inc. and Nicoletta Larucci-Miele (filed as Exhibit 10(p) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference)

10(o)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson (filed as Exhibit 10(q) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference)

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 14(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K – NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC. (Registrant)

Date: March 15, 2002	By:	/s/ Randall L. Herrel, Sr.

Randall L. Herrel, Sr. Chairman, President and Chief Executive Officer

Date: March 15, 2002	By:	/s/ Terence W. Tsang

Terence W. Tsang Executive Vice President, Chief Operating Officer and Chief Financial Officer