Form 10-Q
period 2002-07-31
ASHWORTH INC
filed 2002-09-13
CIK 820774

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding at September 6, 2002
$.001 par value Common Stock	13,300,147

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$399,000	$1,055,000
Accounts receivable — trade, net	38,766,000	26,817,000
Accounts receivable — other	1,996,000	2,199,000
Inventories, net	38,857,000	35,841,000
Income tax refund receivable	367,000	941,000
Other current assets	3,463,000	2,359,000
Deferred income tax asset	1,838,000	1,833,000

Total current assets	85,686,000	71,045,000

Property, plant and equipment, at cost	38,495,000	36,507,000
Less accumulated depreciation and amortization	(20,318,000)	(17,862,000)

Total property, plant and equipment, net	18,177,000	18,645,000

Other assets	970,000	3,966,000

Total assets	$104,833,000	$93,656,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$10,350,000	$5,950,000
Current portion of long-term debt	803,000	659,000
Accounts payable — trade	7,365,000	4,203,000
Accrued liabilities	3,436,000	3,306,000

Total current liabilities	21,954,000	14,118,000

Long-term debt, net of current portion	2,866,000	3,166,000
Deferred income tax liability	752,000	752,000
Other long-term liabilities	527,000	626,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	38,939,000	37,959,000
Retained earnings	40,028,000	38,069,000
Accumulated other comprehensive loss	(246,000)	(1,047,000)

Total stockholders’ equity	78,734,000	74,994,000

Total liabilities and stockholders’ equity	$104,833,000	$93,656,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,

	2002	2001	2002	2001

Net revenues	$35,860,000	$29,765,000	$98,542,000	$104,379,000
Cost of goods sold	21,385,000	18,344,000	59,444,000	63,759,000

Gross profit	14,475,000	11,421,000	39,098,000	40,620,000
Selling, general and administrative expenses	15,233,000	10,022,000	35,277,000	31,139,000

Income (loss) from operations	(758,000)	1,399,000	3,821,000	9,481,000
Other income (expense):
Interest income	7,000	5,000	39,000	14,000
Interest expense	(258,000)	(377,000)	(654,000)	(1,157,000)
Other income (expense)	54,000	(2,000)	59,000	7,000

Total other expense	(197,000)	(374,000)	(556,000)	(1,136,000)
Income (loss) before provision for income tax expense (benefit)	(955,000)	1,025,000	3,265,000	8,345,000
Provision for income tax expense (benefit)	(382,000)	410,000	1,306,000	3,338,000

Net income (loss)	$(573,000)	$615,000	$1,959,000	$5,007,000

Net income (loss) per share
Basic:
Weighted average shares outstanding	13,289,000	13,155,000	13,224,000	13,149,000
Net income (loss) per share	$(0.04)	$0.05	$0.15	$0.38
Diluted:
Weighted average shares outstanding	13,289,000	13,370,000	13,597,000	13,470,000
Net income (loss) per share	$(0.04)	$0.05	$0.14	$0.37

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,

	2002	2001

Cash flows from operating activities:
Net cash used in operating activities	$(4,435,000)	$(1,954,000)
Cash flows from investing activities:
Purchases of property and equipment	(1,854,000)	(6,303,000)
Proceeds from sale of property and equipment	—	8,000

Net cash used in investing activities	(1,854,000)	(6,295,000)
Cash flows from financing activities:
Principal payments on capital lease obligations	(84,000)	(12,000)
Borrowings on line of credit	32,445,000	43,550,000
Payments on line of credit	(28,045,000)	(33,965,000)
Proceeds from long-term borrowing	—	3,000,000
Principal payments on notes payable and long-term debt	(464,000)	(3,155,000)
Payments for repurchase of common stock	—	(217,000)
Proceeds from issuance of common stock	980,000	616,000

Net cash provided by financing activities	4,832,000	9,817,000
Effect of exchange rate changes on cash	801,000	(189,000)

Net increase (decrease) in cash and cash equivalents	(656,000)	1,379,000
Cash and cash equivalents, beginning of period	1,055,000	1,231,000

Cash and cash equivalents, end of period	$399,000	$2,610,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2002

NOTE 1 — Basis of Presentation.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Interim results are not necessarily indicative of results to be expected for the full year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2001, filed with the SEC on January 28, 2002.

NOTE 2 — Inventories.

Inventories consisted of the following at July 31, 2002 and October 31, 2001:

	July 31,	October 31,
	2002	2001

Raw materials	$367,000	$449,000
Work in process	—	107,000
Finished goods	38,490,000	35,285,000

Total inventories, net	$38,857,000	$35,841,000

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

	Three months ended July 31,		Nine months ended July 31,

	2002	2001	2002	2001

Numerator:
Net income (loss) numerator for basic and diluted income (loss) per share — income (loss) available to common stockholders	$(573,000)	$615,000	$1,959,000	$5,007,000

Denominator:
Denominator for basic income (loss) per share — weighted average shares	13,289,000	13,155,000	13,224,000	13,149,000
Effect of dilutive securities:
stock options	—	215,000	373,000	321,000

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	13,289,000	13,370,000	13,597,000	13,470,000

Basic net income (loss) per share	$(0.04)	$0.05	$0.15	$0.38
Diluted net income (loss) per share	$(0.04)	$0.05	$0.14	$0.37

For the quarters ended July 31, 2002 and 2001, the diluted weighted average shares outstanding computation excludes 656,000 and 1,672,000 options whose impact would have an anti-dilutive effect, respectively. For the nine-month periods ended July 31, 2002 and 2001, the diluted weighted average shares outstanding computation excludes 655,000 and 1,178,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 4 — Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income in addition to net income for the period. For the quarters ended July 31, 2002 and 2001, total comprehensive income was $170,000 and $582,000, respectively. For the nine-month periods ended July 31, 2002 and 2001, total comprehensive income was $2,760,000 and $4,818,000, respectively.

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

	Three months ended July 31,		Nine months ended July 31,

	2002	2001	2002	2001

Net Revenues:
Domestic	$30,808,000	$25,472,000	$84,832,000	$89,878,000
International	5,052,000	4,293,000	13,710,000	14,501,000

Total	$35,860,000	$29,765,000	$98,542,000	$104,379,000

Income (Loss) From Operations:
Domestic	$(848,000)	$1,691,000	$3,268,000	$9,409,000
International	90,000	(292,000)	553,000	72,000

Total	$(758,000)	$1,399,000	$3,821,000	$9,481,000

	July 31,	October 31,
	2002	2001

Total Assets:
Domestic	$88,444,000	$79,878,000
International	16,389,000	13,778,000

Total	$104,833,000	$93,656,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

The Company’s business is seasonal therefore, the current balance sheet balances at July 31, 2002 may more meaningfully be compared to the balances at July 31, 2001 rather than to the balances at October 31, 2001.

Critical Accounting Policies

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

Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $653,000 at July 31, 2002 compared to $716,000 at October 31, 2001 and $586,000 at July 31, 2001.

Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. As of July 31, 2002, the Company had reserved $2,500,000 for the unpaid principal balance of an unsecured promissory note as well as approximately $2,000,000 of over-90-day receivables due from a national retail customer which has filed for protection under U. S. bankruptcy laws. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. Our trade accounts receivable balance was $38.8 million, net of allowances for doubtful accounts of $3.3 million, at July 31, 2002, as compared to the balance of $26.8 million, net of allowances for doubtful accounts of $1.4 million, at October 31, 2001. At July 31, 2001, the trade accounts receivable balance was $37.1 million, net of allowances for doubtful accounts of $1.1 million.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $38.9 million, net of inventory write-downs of $1.4 million, at July 31, 2002, as compared to an inventory balance of $35.8 million, net of inventory write-downs of $955,000, at October 31, 2001. At July 31, 2001, the inventory balance was $32.9 million, net of inventory write-downs of $1.3 million.

Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. At July 31, 2002, the Company had $1.0 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract.

At July 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Results of Operations

Third quarter 2002 compared to third quarter 2001

Consolidated net revenues for the third quarter of fiscal 2002 increased 20.5% to $35,860,000 from $29,765,000 for the same period in 2001. Net revenues for the domestic segment increased 20.9% to $30,808,000 for the current quarter from $25,472,000 in the third quarter of 2001, primarily due to increased revenues from the Company’s golf related distribution channel primarily resulting from the addition of the Callaway Golf apparel product line as well as increased revenues from the corporate distribution channel. These increases were partially offset by the decline in revenues in the retail distribution channel primarily due to the lost sales to the national retail account that defaulted on its debt to the Company. Net revenues for the international segment increased 17.7% to $5,052,000 for the current quarter from $4,293,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary, partially offset by slight decreases in Canada and other international territories.

Consolidated gross margin for the quarter increased 200 basis points to 40.4% as compared to 38.4% for the same quarter a year earlier. This improvement was primarily due to improved sourcing, improved inventory management as well as the Company’s ability to maintain its prices. The Company continues to benefit from operational initiatives designed to improve its execution and profitability.

Consolidated selling, general and administrative (“SG&A”) expenses increased 52.0% to $15,233,000 for the third quarter of fiscal 2002 from $10,022,000 for the same period in fiscal 2001. This increase was primarily due to the $4,250,000 additional bad debt reserve booked for the national retail account that defaulted on its debt to the Company. Excluding this additional bad debt reserve, the Company’s SG&A expenses would have increased 9.6% to $10,983,000 or 30.6% of net revenues as compared to 33.7% of net revenues in the same quarter of the prior year. The 9.6% increase is below the 20.5% increase in net revenues for the current quarter of fiscal 2002. As a percent of net revenues, the decrease in SG&A (excluding the additional bad debt reserve) is a direct result of fixed expenses being spread over the higher net revenues base, as well as cost controls and a workforce reduction implemented since last year.

Total other expense decreased to $197,000 for the third quarter of fiscal 2002 from $374,000 in the third quarter of fiscal 2001, primarily due to lower interest expense resulting from lower interest rates on slightly higher average borrowings under the Company’s line of credit as well as currency transaction gains in the current quarter as compared to currency transaction losses in the same quarter of the prior fiscal year incurred by the Company’s U.K. subsidiary.

The effective income tax rate for the third quarter of fiscal 2002 remained at 40.0% of pre-tax income.

Nine months ended July 31, 2002 compared to nine months ended July 31, 2001

Consolidated net revenues for the first nine months of fiscal 2002 decreased 5.6% to $98,542,000 from $104,379,000 for the same period in fiscal 2001. Net revenues for the domestic segment decreased 5.6% to $84,832,000 from $89,878,000 in the first nine months of fiscal 2001, primarily due to lower revenues from the Company’s retail distribution channel which was adversely affected by the broad weakness in the U. S. economy, partially offset by increased revenues form the Company’s corporate distribution channel. Net revenues for the international segment decreased 5.5% to $13,710,000 from $14,501,000 for the same period of the prior fiscal year. The decrease was primarily due to the lower revenues from the Pacific Rim countries.

Consolidated gross margin for the first nine months of fiscal 2002 increased to 39.7% as compared to 38.9% in the first nine months of fiscal 2001. The improvement was primarily due to improved sourcing as well as improved inventory management, partially offset by the negative leverage caused by lower revenues.

Consolidated SG&A expenses increased 13.3% to $35,277,000 for the first nine months of fiscal 2002 from $31,139,000 for the same period in fiscal 2001. This increase was primarily due to the additional $4,250,000 of bad debt reserve booked for one national retail account that defaulted on its debt to the Company. Excluding the additional bad debt reserve, the Company’s SG&A expenses would have decreased 0.4% to $31,026,000 or 31.5% of net revenues for the first nine months of fiscal 2002 as compared to $31,139,000 or 29.8% of net revenues in the same period of the prior year. The increase as a percentage of net revenues was primarily due to the fixed expenses being spread over a lower net revenues base as well as the additional expenses incurred in launching the Callaway Golf apparel product line.

Total other expense decreased to $556,000 from $1,136,000 in the first nine months of fiscal 2002, primarily due to lower interest expense resulting from lower interest rates on reduced average borrowings under the Company’s line of credit as well as currency transaction gains in the first nine months of the current year as compared to currency transaction losses in the same period of the prior fiscal year by the Company’s U.K. subsidiary and Canadian divisions.

The effective income tax rate in the first nine months of fiscal 2002 remained at 40.0% of pre-tax income.

Capital Resources and Liquidity

The Company’s primary sources of liquidity for the remainder of fiscal 2002 are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. In May 2002, the Company extended its business loan agreement with its bank through March 1, 2003. The loan agreement provides a revolving line of credit of $25,000,000 with a seasonal increase in the line of credit to $35,000,000 through July 1, 2002 and again for the period of February 1, 2003 through March 1, 2003. Interest is charged at the bank’s reference (prime) rate, minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on inter-bank offered rates (“IBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement is unsecured but contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in material compliance with, or has obtained a waiver for, all such covenants as of July 31, 2002. The loan agreement permits the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $8,320,000 at July 31, 2002 and $5,506,000 at October 31, 2001. The Company had $10,350,000 outstanding against the line of credit at July 31, 2002, compared to $5,950,000 outstanding at October 31, 2001. The increases in outstanding letters of credit and borrowings are primarily due to the seasonality of the Company’s business. At July 31, 2002 the available balance under this loan agreement was $6,330,000.

Net trade receivables were $38,766,000 at July 31, 2002, an increase of $11,949,000 from the balance at October 31, 2001. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $37,149,000 at July 31, 2001, rather than the year-end balance. The comparison to the third quarter of fiscal 2001 shows an increase of 4.4% in net trade receivables. Excluding the additional bad debt reserve booked during the quarter ended July 31, 2002, the receivable balance at July 31, 2002 increased 9.1% from the prior year and is below the increase in net revenues for the quarter.

Net inventories increased 8.4% to $38,857,000 at July 31, 2002 from $35,841,000 at October 31, 2001. Compared to net inventories of $32,930,000 at July 31, 2001, net inventories at July 31, 2002 have increased by 18.0%, primarily due to the addition of the Callaway Golf apparel line. The Company believes that its current inventory mix is appropriate to respond to market demand.

During the first nine months of fiscal 2002, the Company incurred capital expenditures of $1,854,000 primarily for computer software and equipment, furniture and fixtures and leasehold improvements. The

Company anticipates spending approximately $1,046,000 during the remainder of fiscal 2002, primarily on upgrades of computer systems and equipment and outlet stores renovations. Management currently intends to finance the purchase of the Company’s capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate. In addition, the Company continues to evaluate significant projects requiring additional capital expenditures in connection with the planned expansion of its domestic and international production, distribution and sales.

Common stock and capital in excess of par value increased by $980,000 in the nine months ended July 31, 2002, due to the issuance of shares on exercise of options.

On September 3, 2002, the Company announced that its board of directors had authorized the repurchase during a 12-month period, in open market or private transactions, of up to $6,500,000 of the Company’s outstanding common stock. As of September 12, 2002, a total of $521,000 had been repurchased at per share prices ranging from $5.10 to $5.45.

Based upon current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, borrowings under its bank credit facilities and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for at least the next 12 months.

Derivatives

Although the Company and its subsidiaries did not do so during the first nine months of fiscal 2002, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. At July 31, 2002, neither the Company nor any of its subsidiaries was a party to any outstanding foreign exchange contracts.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB SFASs No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, reclassifying prior period items that do not meet the extraordinary item classification criteria in such Opinion. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal

Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

Cautionary Statements and Risk Factors

This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy continues to weaken or if the popularity of golf decreases.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if the Company fails to develop fashions and styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe, Canada, Australia, New Zealand and South Africa. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations could suffer if it fails to develop fashions and styles that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized and have stronger distribution systems. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies.

•	If economic conditions do not improve, the Company’s customers’ ability to pay current obligations may be adversely impacted and the Company may experience a further increase in delinquent and uncollectable accounts.

•	The Company maintains high levels of inventory to support its Authentics™ program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s debt consists of notes payable which had a total balance of $3,669,000 at July 31, 2002. The debt bears interest at variable and fixed rates ranging from 5.9% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $10,350,000 outstanding at July 31, 2002 on its revolving line of credit with interest charged at the bank’s reference (prime) rate minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on IBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the nine months ended July 31, 2002 would have resulted in a $24,000 decrease in net income.

The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during the first nine months of fiscal 2002, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. At July 31, 2002, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES — NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

Item 5. OTHER INFORMATION — NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)	Promotion Agreement effective November 1, 2001 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(d)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(h)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(i)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(j)(1)	Business Loan Agreement dated June 1, 2000, between the Company and Bank of America, expiring May 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)(2)	Amendment No. 3, effective as of May 1, 2002 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A., expiring March 1, 2003 (filed as Exhibit 10(j)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2002 (File No. 0-18553) and incorporated herein by reference).

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Amended and Restated Offer and Acceptance of Executive Employment effective February 1, 2000 by and between Ashworth, Inc. and Nicoletta Larucci-Miele (filed as Exhibit 10(p) to Registrant’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

*     Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on September 5, 2002 reporting that the Board of Directors of the Company had approved a repurchase program which authorizes the Company to repurchase up to $6.5 million of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date:	September 13, 2002	By:	/s/ Terence W. Tsang

Terence W. Tsang Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

CERTIFICATIONS

Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Ashworth, Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. section 240.13a-14.

Certification of Chief Executive Officer

     I, Randall L. Herrel, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ashworth, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002	/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr. Chief Executive Officer

Certification of Chief Financial Officer

     I, Terence W. Tsang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ashworth, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002	/s/ Terence W. Tsang Terence W. Tsang Chief Financial Officer