Form 10-K
period 2002-10-31
ASHWORTH INC
filed 2003-01-30
CIK 820774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission file number: 0-18553

Ashworth, Inc.

Delaware	84-1052000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2765 LOKER AVENUE WEST, CARLSBAD, CA 92008
(Address of Principal Executive Office, including Zip Code)
(760) 438-6610
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: common stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 31, 2002, was $82,874,000 based upon the last reported sale price of the Company’s common stock as reported by the Nasdaq National Market System.

There were 12,949,047 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

PART III incorporates certain information by reference from the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2002 pursuant to Regulation 14A, which information is incorporated herein by reference.

CAUTIONARY STATEMENTS AND RISK FACTORS

This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, marketing programs, foreign sourcing, distribution facilities, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens or if the popularity of golf decreases.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if the Company fails to develop fashions or styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations could suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	An increase in terrorist activities, as well as the threat of conflict, including armed conflict with Iraq, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

•	The Company has entered into an agreement to purchase land and a new distribution center in Oceanside, California to replace and expand existing owned and leased distribution facilities. The Company’s results of operations could be adversely affected if the distribution center is not operational as anticipated by early fiscal year 2004. Any such delay may cause the Company to incur additional expense, experience delays in customer shipments or require the Company to lease additional distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facility as soon as, or in the amounts, anticipated.

•	If economic conditions do not improve, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its International segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

•	The Company maintains high levels of inventory to support its AuthenticsTM program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

Readers are cautioned not place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained hereunder.

2003 ANNUAL MEETING OF STOCKHOLDERS

The Company’s annual meeting of stockholders will be held at 8:00 a.m. on Wednesday, March 19, 2003 at the Company’s corporate headquarters at 2765 Loker Avenue West, Carlsbad, California.

PART I

Item 1. BUSINESS.

GENERAL DESCRIPTION OF THE COMPANY

     Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms “we,” “us,” “our,” “Ashworth” and the “Company” refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets and distributes quality sports apparel, headwear, and accessories under the Ashworth® label. In 2001, the Company entered into a multi-year licensing agreement to design, source, market and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. Ashworth’s products are sold in golf pro shops, at resorts, to corporate customers, at better department and specialty retail stores and Ashworth retail stores.

     The Company has wholly-owned subsidiaries that currently own and operate eight Company outlet stores and an Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes our products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign sales. The Company is currently in the process of dissolving the Virgin Islands subsidiary due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

     Ashworth designs and markets men’s and women’s sportswear with an authentic style and function for golf and casual lifestyle environments. The Company distributes its products under the Ashworth and Callaway Golf apparel brands to golf pro shops, resorts, specialty golf retailers, and men’s and women’s specialty and department stores. The Company has focused on developing new looks and fabrications that represent innovation, style and function in the golf market.

ASHWORTH PRODUCTS

     The Ashworth Men’s Division designs AuthenticsTM, fashion, Ashworth 7TM and Weather Systems® collections. Each fashion collection typically consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.

     The Ashworth Women’s Division designs AuthenticsTM, Weather Systems® and fashion collections. The collections focus on timeless, elegant designs that are functional and sophisticated for the woman with a fashion sense and an active lifestyle.

     In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to create lines of men’s and women’s Callaway Golf apparel. The first product offering was designed for Fall 2002 and included three separate collections.

     The Callaway Golf apparel men’s Collection range includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The designs focus on sophisticated styling using luxury fabrics.

     The Callaway Golf apparel men’s Sport range includes classic and fashion lines featuring knit shirts, pullovers, vests, jackets, sweaters, pants, shorts, headwear and accessories. The designs aim to appeal to the active consumer.

     For the first few seasons, the focus of the Callaway Golf apparel women’s line will be on the classic collection. The designs are intended to be functional and timeless.

     Callaway Golf is a trademark of Callaway Golf Company. Ashworth, Inc. is an Official Apparel Licensee of Callaway Golf Company. The multi-year agreement has various annual requirements for marketing expenditures and royalty payments based on the level of net revenues.

DISTRIBUTION CHANNELS

     Approximately 88% of our products are warehoused in and shipped from Ashworth’s distribution facilities in Carlsbad, California. Drop-shipments from off-shore factories directly to our international distributors, Ashworth, U.K. Ltd., Ashworth Canada and Ashworth Golf Apparel Canada, account for approximately 12% of the Company’s products. The Company has entered into an agreement to purchase land and a new 200,000 square foot distribution center to be built to the Company’s specifications on a 15.5 acre site in Oceanside, California, to replace the Company’s existing Carlsbad distribution facilities. The new distribution center is expected to be operational in early fiscal year 2004.

     The Company currently distributes and sells its products primarily through the following distribution channels:

U.S. Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops

     The Company’s core customers are golf pro shops located at golf courses and resorts as well as off-course golf-theme specialty retailers. According to the 2002 Darrell Survey, a leading golf industry consumer usage survey, Ashworth was the leading golf apparel company in the United States with a 14% share in shirt usage among golfers. The Company currently distributes its products in nearly all of the 50 states.

U.S. Department Stores and Specialty Stores

     The Company currently sells its products to selected upscale department and specialty stores, including Parisian, Belk, Bloomingdale’s and Nordstrom.

U.S. Corporate Market

     The Company markets to top specialty-advertising firms that re-sell the Company’s products to Fortune 500 companies and other major corporations for use in their company stores, sales meetings, catalogs and corporate events.

International Market

     The Company has a wholly-owned subsidiary in Essex, England that distributes Ashworth products and Callaway Golf apparel to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Ireland and Portugal. In 1998, the Company opened one division, operated by Almec Leisure Group pursuant to a management agreement, to sell and distribute its Ashworth products in Canada. In 2002 the Company opened a second division in Canada, operated by S&P Apparel, Inc. pursuant to a management agreement, to distribute its Callaway Golf apparel in Canada.

     The Company has entered into licensing and distribution agreements with various partners in countries such as Japan, Hong Kong, Singapore, Taiwan, South Africa and South Korea. Under these agreements, the licensees will import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.

     The Company also uses distributors to sell Ashworth products in other countries such as Guam, United Arab Emirates and Mexico.

Ashworth Retail Stores

     The Company operates, through wholly-owned subsidiaries, eight retail stores in California, Texas, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. The Company also sells its excess and irregular inventory through better clearance retailers.

Ashworth Concept Store

     The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to sell lifestyle products. These include products such as Ashworth and Callaway Golf branded apparel, accessories and small golf related gift items.

SALES AND MARKETING

     The Company’s products are sold in the United States and Europe largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has approximately 125 independent sales representatives worldwide. The Company currently uses several different distributors and licensees in various international locations.

     In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has golf celebrities who wear and endorse the Company’s products. At October 31, 2002 they were: (1) Fred Couples, (2) Stuart Appleby, (3) Rich Beem, (4) Chris DiMarco, (5) Scott Verplank, (6) Pat Bates, (7) Mark Weibe, (8) Blaine McCallister, (9) Allen Doyle, (10) Bruce Leitzke, (11) Kelly Robbins and (12) Jim Nantz, a popular CBS golf announcer. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.

     The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.

     Ashworth continued its in-store shop program in 2002 and now has a distinct in-store presence in many locations throughout the United States, Europe and Canada. This modular fixture program is designed to help create an in-store shop for Ashworth products coupled with pictures and displays of our spokespersons and golf professionals.

     In an effort to introduce new young customers to the Ashworth brand, the Company supports high school and collegiate golf by providing team uniforms to selected high school, college and university golf teams. The Company has a sponsorship agreement with the American Junior Golf Association wherein the company makes an annual cash contribution and provides shirts for the participants in four specific events.

     The domestic market for Ashworth apparel has been seasonal, with the highest revenues traditionally in the period from February through August and the lowest revenues in the period from September through January. The Company expects that the addition of the department and specialty retail store markets, the corporate market, and additional product categories for fall and winter in the European market will help to reduce the seasonality of the Company’s business.

     Net revenues in fiscal 2002 were $127,545,000, an increase of 2.3% from net revenues of $124,727,000 in fiscal 2001. During the last three fiscal years, the Company had the following domestic and international revenues:

	Years Ended October 31,

	2002	2001	2000

	(In thousands)
Consolidated Net Revenues:
Domestic	$109,962	$107,684	$109,743
International:
Ashworth U.K. Ltd.	11,051	9,133	8,530
Other international jurisdictions	6,532	7,910	7,674

Total International	17,583	17,043	16,204
Total Net Revenues	$127,545	$124,727	$125,947

     See “Note 1 of Notes to Consolidated Financial Statements, Business,” for revenues, operating income and identifiable assets of Ashworth U.K., Ltd., and “Note 11” for market segment information.

     The Company’s revenues from its International segment may be adversely affected by currency fluctuations, taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

     For more information regarding the risks of currency fluctuations that could affect the Company’s ability to sell its products in foreign markets, the value in U.S. dollars of revenues received in foreign currencies, the impact of such fluctuations on the Company’s International segment and strategies the Company may use to manage the risks presented by currency exchange rate fluctuations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity And Capital Resources – Currency Fluctuations,” “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” and “Note 1 of Notes to Consolidated Financial Statements, Foreign Currency.”

     At December 31, 2002, we had a sales order backlog of approximately $47,087,000 from independent third parties, which is approximately $12,153,000 higher than the comparable backlog last year. Backlog reflects sales orders that are placed with the Company prior to the quarter in which the goods are to be shipped, as opposed to “at-once” sales orders that are received in the quarter in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately June 2003. The amount of the sales order backlog at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company’s ability to ship on time, and the timing of customers’ orders. Accordingly, a comparison of sales order backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, sales orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

INVENTORY

     The Company maintains high levels of inventory to support its Authentics program, increased sales volume, and to meet increased customer demand for “at-once” ordering. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and inventory writedowns may impair the Company’s financial performance in any period. Particular inventory may be subject to multiple writedowns if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows. The Company’s goals are to increase the inventory turns and lower the overall inventory levels relative to revenues.

COMPETITION

     According to the 2002 Darrell Survey, the Ashworth brand was the leader in the Company’s core green grass market in 2002, with a 14% share in shirt usage among golfers. The Company’s share of other markets, including upscale department stores and the corporate market, is less significant. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the golf apparel market in recent years. Many of the Company’s competitors have greater financial resources. Ashworth competes with other golf apparel manufacturers on design, product quality, customer servicing and brand image.

PRODUCT SOURCING

     Ashworth sources its products in the following ways:

     Contract Manufacturing: At the beginning of fiscal 2000, starting with the Spring 2000 line, Ashworth ceased most contract manufacturing and stopped purchasing its own raw materials. However, Ashworth is currently using a contract manufacturer in Central America to cut and sew its remaining raw materials.

     Ready-Made Finished Goods: During fiscal 2002, nearly all of the Company’s production was through “full package” purchases of ready-made goods, manufactured to the Company’s quality and styling specifications domestically and by sources outside of the United States. In fiscal 2002, approximately 80% of the Company’s finished goods were made in Asian countries while 20% were made in Europe, Canada, the United States and Central and South America. Asian countries included China, Hong Kong, Indonesia, Korea, Macau, Malaysia, the Philippines, Sri Lanka, Taiwan, Thailand, India, Brunei and Bahrain.

     In-House Embroidery: Ashworth embroiders custom golf course, tournament and corporate logos in-house using approximately 55 multi-head, computer-controlled embroidery machines with a total of approximately 550 sewing heads. The embroidery design library contains over 36,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 105,000 logos per week on approximately 85,000 garments.

TRADEMARKS AND LICENSE

     The Company owns and utilizes several trademarks, principal among which are the Ashworth typed and design marks, the Golfman design mark, and the Weather Systems design mark. The Ashworth typed and design marks, the Golfman design marks and the Weather Systems design mark have been registered for apparel, shoes, leather goods and/or golf bags on the Principal Register of the United States Patent and Trademark Office. Additionally, the Company has several pending trademark applications in the United States.

     The Company has registered the Ashworth typed and design marks, the Golfman design marks and/or the Weather Systems design marks for apparel, shoes, leather goods and/or golf bags, which registrations have effect in approximately 70 countries. Additionally, the Company has pending trademark applications in several of those countries. The application process varies from country to country and can take approximately one to three years to complete.

     Ashworth regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Although Ashworth believes that it has the exclusive right to use the trademarks and intends to vigorously protect its trademarks against infringement, there can be no assurance that Ashworth can successfully protect the trademarks from conflicting uses or claims of ownership in cases where the trademarks were used and/or registered previous to Ashworth’s lawful registrations.

     Callaway Golf is a trademark of Callaway Golf Company. The Company is an Official Apparel Licensee of Callaway Golf Company. The Company has licensed the use of the Callaway Golf trademark pursuant to a multi-year licensing agreement to design, source and sell Callaway Golf brand apparel primarily in the United States, Europe, Canada and Australia.

EMPLOYEES

     At December 31, 2002, Ashworth had approximately 470 regular employees and 125 seasonal temporary employees. Ashworth considers its labor relations to be generally good.

Item 2. PROPERTIES.

     The Company owns two buildings located on Loker Avenue West in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000. The buildings include a total of approximately 78,000 square feet, consisting of space for embroidery, warehousing and distribution functions. The mortgage on these two buildings was refinanced on December 1, 2000 for $3,000,000 amortized over 25 years but is due and payable in five years on December 1, 2005.

     The Company has entered into an agreement to purchase land and a new 200,000 square foot distribution center to be built to the Company’s specifications on a 15.5 acre site in Oceanside, California. The proposed building will replace the Company’s existing distribution facilities currently operating out of three separate owned or leased buildings in Carlsbad, California. The new distribution center is expected to be operational in early fiscal year 2004.

     The Company and its subsidiaries currently have the following leases for administrative and distribution facilities, as well as store leases for retail space:

		Lease Expiration	Min./Current Base	Maximum Base Rent
Location	Square Footage	Date	Rent Per Month	Per Month

			($)	($)
Administrative and Distribution Centers:
Carlsbad, CA	93,900	12/31/05	83,577	92,663
Essex, England	5,500	9/30/03	3,684	3,684
Essex, England	5,500	9/30/03	3,684	3,684

		Lease Expiration	Min./Current Base	Maximum Base Rent
Location	Square Footage	Date	Rent Per Month	Per Month

Retail Stores:
San Ysidro, CA	2,597	4/30/03	5,416	5,416
Barstow, CA	3,400	9/30/04	6,191	6,378
Park City, UT	2,250	5/31/05	3,762	3,762
Silverthorne, CO	2,250	6/30/05	4,474	4,474
San Marcos, TX	3,000	8/31/05	4,902	5,642
Phoenix, AZ	4,000	9/30/05	6,440	6,762
Vacaville, CA	2,500	11/30/05	5,798	5,798
Las Vegas, NV	2,450	9/30/06	4,855	4,855
Concept Store:
Costa Mesa, CA	6,020	1/31/08	30,105	32,613

     The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail and concept store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.

Item 3. LEGAL PROCEEDINGS.

     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the discovery process.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “ASHW.” The following table sets forth the high and low sale prices on the Nasdaq National Market for the quarters indicated.

	High		Low

Fiscal Year 2001
Quarter ended January 31, 2001	$8	3/16	$6	1/8
Quarter ended April 30, 2001	9	3/8	5	5/16
Quarter ended July 31, 2001	8	1/5	5	7/16
Quarter ended October 31, 2001	7		4	11/32

	High		Low

Fiscal Year 2002
Quarter ended January 31, 2002	$7	8/9	$4	5/9
Quarter ended April 30, 2002	9		6	7/9
Quarter ended July 31, 2002	9	10/11	5	2/9
Quarter ended October 31, 2002	6	1/4	4	7/13

Holders

     There is only one class of common stock. As of December 31, 2002, there were 552 stockholders of record and approximately 5,100 beneficial owners of the Company’s common stock.

Dividends

     No dividends have ever been declared with respect to the Company’s common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2002, 2001 and 2000 and the balance sheet data as of October 31, 2002 and 2001 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 1999 and 1998 and the balance sheet data as of October 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

	Years Ended October 31,

	2002	2001	2000	1999	1998

	(In thousands, except for per share amounts)
Statement of Income Data:
Net revenues	$127,545	$124,727	$125,947	$107,921	$107,341
Gross profit	50,448	48,279	48,984	39,363	40,622
Selling, general and administrative expenses	45,538	42,118	36,603	32,867	31,691
Income from operations	4,910	6,161	12,381	6,496	8,931
Net income	2,509	2,828	6,597	3,817	5,300
Net income per basic share	0.19	0.22	0.49	0.27	0.37
Weighted average basic shares outstanding	13,202	13,140	13,406	14,035	14,185
Net income per diluted share	0.19	0.21	0.49	0.27	0.36
Weighted average diluted shares outstanding	13,487	13,408	13,467	14,045	14,805

	As of October 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$63,165	$56,927	$59,996	$57,734	$54,768
Total assets	102,975	93,656	87,371	80,106	81,634
Long-term debt (less current portion)	2,921	3,166	3,293	2,764	3,445
Stockholders’ equity	77,585	74,994	71,974	69,426	67,105

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

General

     The Company operates in an industry that is highly competitive and must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this report. For additional information, see “Cautionary Statements and Risk Factors,” above.

Critical Accounting Policies

     In response to the SEC’s Release Numbers 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement About Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following critical accounting policies that affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $535,000 at October 31, 2002 compared to $716,000 at October 31, 2001.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. As of October 31, 2002, the Company had reserved $2,500,000 for the unpaid principal balance of an unsecured promissory note as well as approximately $2,000,000 of receivables due from a national retail customer which has filed for protection under U.S. bankruptcy laws. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $33.6 million, net of allowances for doubtful accounts of $3.2 million, at October 31, 2002, as compared to the balance of $26.8 million, net of allowances for doubtful accounts of $1.4 million, at October 31, 2001.

     Inventory. The Company writes down its inventory by amounts equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $41.2 million, net of inventory write-downs of $1.0 million, at October 31, 2002, as compared to an inventory balance of $35.8 million, net of inventory write-downs of $1.0 million at October 31, 2001. The inventory balance increased as compared to the prior fiscal year-end due to the addition of the Callaway Golf apparel product line. The Ashworth brand inventory declined approximately 5% as compared to the prior fiscal year.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. At October 31, 2002, the Company had $905,000 of the APCs remaining and management expects to fully utilize them over their remaining life.

     At October 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Fiscal 2002 Compared To Fiscal 2001

     Consolidated net revenues were $127,545,000 for fiscal 2002, an increase of 2.3% from net revenues of $124,727,000 in fiscal 2001. During the fourth quarter of fiscal 2002, net revenues increased $8,655,000 as compared to the same period of the prior year due to the addition of the Callaway Golf apparel line and increased sales of Ashworth branded product in various channels of distribution. Domestic net revenues for fiscal 2002 increased 2.1% to $109,962,000 from $107,684,000 in fiscal 2001 primarily due to increased net revenues in green grass and off-course specialty stores, which increased by $5,461,000 or 7.8%, and corporate, which increased by $3,205,000 or 18.9%. The increase was partially offset by lower net revenues in retail channels, including the Company owned stores, which decreased by $6,388,000 or 31.3% as compared to fiscal 2001, due primarily to lower consumer traffic and spending resulting in continued cautious purchasing by department store buyers. International net revenues increased by 3.2% to $17,583,000 in fiscal 2002 from $17,043,000 in fiscal 2001. Net revenues from the Company’s U.K. subsidiary in fiscal 2002 increased by $1,918,000 or 21.0% as compared to net revenues in fiscal 2001 primarily due to the addition of the Callaway golf apparel line. Decreased net revenues from the Pacific Rim, Australia and other countries were partially offset by increased net revenues from Mexico and Canada.

     The gross profit margin for fiscal 2002 increased to 39.6% as compared to 38.7% in fiscal 2001. The increase was primarily due to improved sourcing and inventory management systems.

     Selling, general and administrative (“SG&A”) expenses increased 8.1% to $45,538,000 in fiscal 2002 compared to $42,118,000 in fiscal 2001. As a percent of net revenue, SG&A expenses increased to 35.7% of net revenues in fiscal 2002 as compared to 33.8% in fiscal 2001. Excluding the additional $4.25 million pre-tax bad debt reserve taken in the third quarter of fiscal 2002, the SG&A expenses would have decreased in both total expenditures and as a percent of net revenues despite additional investment in infrastructure to support the launch of the Callaway Golf apparel product line.

     Net other expenses were $728,000 for fiscal 2002 compared to $1,448,000 in fiscal 2001 primarily due to reduced interest expense in fiscal 2002. Interest expense decreased to $842,000 in fiscal 2002 from $1,352,000 in fiscal 2001 due primarily to lower interest rates on slightly lower annual average borrowing on the Company’s line of credit with its bank. In fiscal 2002 the Company had foreign exchange gains of $74,000 as compared to foreign exchange losses of $90,000 in fiscal 2001 primarily due to the consolidation of various European currencies to the Euro as well as a more stable British pound.

     The effective income tax rate for fiscal 2002 remained at 40.0%.

     During fiscal year 2002, the Company earned net income of $2,509,000 as compared to net income of $2,828,000 in the prior year. The decrease in net income for fiscal year 2002 was primarily attributable to higher SG&A expenses as outlined above.

Fiscal 2001 Compared To Fiscal 2000

     Consolidated net revenues were $124,727,000 for fiscal 2001, a decrease of 1.0% from net revenues of $125,947,000 in fiscal 2000. The decrease in consolidated net revenues was primarily due to unusually cold and wet weather and the generally poor economic conditions in the second half of the year. During the fourth quarter of fiscal 2001, net revenues decreased $6,824,000 as compared to the same period of the prior year primarily due to overall weakness in the economy and the effects of the September 11, 2001 tragedy. Domestic net revenues for fiscal 2001 decreased 1.9% to $107,684,000 from $109,743,000 in fiscal 2000 primarily due to decreased net revenues in green grass and off-course specialty stores which decreased by $2,470,000 or 3.4% and retail which decreased by $284,000 or 2.1%. The decrease was partially offset by higher net revenues in corporate which increased $604,000 or 3.7%. International net revenues increased by 5.2% to $17,043,000 in fiscal 2001 from $16,204,000 in fiscal 2000. Net revenues from the Company’s U.K. subsidiary in fiscal 2001 increased by $603,000 or 7.1% as compared to net revenues in fiscal 2000 primarily due to contracted sales to The Open at Royal Lytham and St. Anne’s. Increased net revenues from the Pacific Rim and Australia were partially offset by decreased net revenues from Africa, the Caribbean, Canada and other countries.

     The gross profit margin for fiscal 2001 was 38.7% and remained relatively flat as compared to 38.9% in fiscal 2000. The slight decrease was primarily due to industry wide price pressure for basic pique shirts.

     SG&A expenses increased 15.1% to $42,118,000 in fiscal 2001 compared to $36,603,000 in fiscal 2000 primarily reflecting additional investment in infrastructure and startup costs for launching the Callaway Golf apparel product line. In addition, because of weakness in the economy, the Company has increased its allowance for doubtful accounts in fiscal 2001. As a percent of net revenue, SG&A expenses increased to 33.8% of net revenues in fiscal 2001 as compared to 29.1% in fiscal 2000.

     Net other expenses were $1,448,000 for fiscal 2001 compared to $1,393,000 in fiscal 2000. Foreign exchange losses decreased to $90,000 in fiscal 2001 from $939,000 in fiscal 2000 as a result of management action to consolidate the use of various European currencies to the Euro as well as a more stable British pound. Interest expense increased to $1,352,000 in fiscal 2001 from $640,000 in fiscal 2000 due primarily to increased average borrowing on the Company’s line of credit with the bank.

     The effective income tax rate for fiscal 2001 remained at 40.0%.

     During fiscal year 2001, the Company earned net income of $2,828,000 as compared to net income of $6,597,000 in the prior year. The decrease in net income for fiscal year 2001 was primarily attributable to lower revenues and higher SG&A expenses as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary sources of liquidity are expected to be cash flows from operations, a working capital line of credit with its bank, and other financial alternatives such as leasing. Ashworth’s need for working capital is seasonal with the greatest requirements from approximately December through the end of July each year. The inventory build-up during this period is to provide product for shipment for the spring/summer selling season. Management believes that cash from operations, the bank line of credit and leasing alternatives will be sufficient to meet our working capital requirements for the next 12 months.

     Operations in fiscal 2002 produced a negative cash flow of $620,000, compared to a positive cash flow of $2,156,000 in fiscal 2001. The primary reasons for the negative cash flow from operations were increases in both accounts receivable and inventories. Accounts receivable increased by 25.2% to $33,572,000 at October 31, 2002 compared to $26,817,000 at October 31, 2001. The accounts receivable increased primarily due to the 42.5% increase in net revenues in the fourth quarter of fiscal 2002 compared to the same quarter in fiscal 2001. Inventory increased by 14.9% to $41,188,000 at October 31, 2002 compared to $35,841,000 at October 31, 2001. The inventory increased due to the addition of the Callaway Golf apparel product line.

     In May 2002, the Company extended its business loan agreement with its bank through March 1, 2003. The loan agreement provides a revolving line of credit of $25,000,000 with a seasonal increase in the line of credit to $35,000,000 through July 1, 2002 and again for the period of February 1, 2003 through March 1, 2003. On November 25, 2002, the Company negotiated an amendment to the loan agreement that accelerated the increase in line of credit limit to $35,000,000, effective November 25, 2002. Interest is charged at the bank’s reference (prime) rate, minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on inter-bank offered rates (“IBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement is unsecured but contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with, or has obtained a waiver for, all such covenants as of October 31, 2002. The loan agreement permits the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this agreement totaled $11,227,000 at October 31, 2002 and $10,794,000 at December 31, 2002. Additionally, the agreement allows the Company to enter into spot and forward foreign exchange contracts. (See “Note 1 to Consolidated Financial Statements, Foreign Currency” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” below). At October 31, 2002, the Company had a loan balance of $11,125,000 outstanding with the bank and $2,648,000 was available for borrowings under this loan agreement. At December 31, 2002, the loan balance outstanding was $16,465,000.

     During fiscal 2002, the Company invested $2,613,000 in property and equipment, primarily for upgrades of computer systems and equipment, warehouse automation, and sales fixtures. For fiscal 2003, Ashworth management anticipates spending approximately $4,200,000 primarily for upgrades of computer systems and equipment, production equipment, warehouse automation, and sales fixtures. Management intends to finance the purchase of the Company’s capital equipment from its own cash resources but may use leases or equipment financing agreements if appropriate.

     Ashworth’s long-term debt on October 31, 2002, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 and 2793 Loker Avenue West, Carlsbad, California, which had a balance outstanding of $2,770,000, notes payable on equipment purchases totaling $265,000 and capitalized leases with principal sum liabilities of $439,000. The mortgage was refinanced on December 1, 2000 for $3,000,000 amortized over 25 years but is due and payable in five years on December 1, 2005.

     During fiscal 2002, common stock and capital in excess of par value decreased by $774,000. An increase of $1,062,000 due to the issuance of 152,000 shares on exercise of options was offset by a decrease of $1,836,000 as a result of the Company repurchasing 351,000 shares of its common stock in the open market at an average price of $5.23 per share.

     On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building, to be constructed with approximately 200,000 square feet of useable space, will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. Subject to timely completion of construction, the purchase agreement obligates the Company to purchase the land and building in early fiscal year 2004 for approximately $15.0 million. The Company has also entered into a contingent lease agreement which obligates the Company to pay a monthly base rent plus standard common area maintenance (“CAM”) charges for a term of ten years. The lease would take effect only if the land and building purchase is not completed due to certain defaults by the Company, as specified in the purchase agreement. The base rent and CAM payments under the conditional lease would start on the date thirty days after substantial completion of the improvements. The base rent would be calculated according to a specified formula based on the purchase price under the purchase agreement, expected interest rates and other criteria. If the Company were to default on the purchase agreement, monthly rental under the lease agreement is currently estimated to commence at approximately $132,000 and the monthly CAM charges are currently estimated to commence at approximately $27,000. The Company is not obligated to make any deposits or progress payments under the purchase agreement unless the Company makes change requests which require a deposit that exceeds a certain dollar limit. The Company plans to, and management believes it will be able to, obtain a long-term loan separate from the line of credit agreement to finance the purchase of the land and the building.

Currency Fluctuations

     Ashworth U.K., Ltd., a wholly-owned subsidiary of the Company operating in England maintains its books of account in British pounds, and Ashworth Canada, a division of the Company, operating in Montreal, Canada as well as Ashworth Golf Apparel Canada, a division of the Company operating in Granby, Canada, maintain their books of account in Canadian dollars. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and these amounts are reported in the stockholders’ equity section of the balance sheets.

     Ashworth U.K., Ltd. sells the Company’s products to other countries in the European Union, largely with revenues denominated in the local currency. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain that is reported in earnings. (See “Note 1 to Consolidated Financial Statements, Foreign Currency”).

     Ashworth Canada and Ashworth Golf Apparel Canada sell the Company’s products within Canada with the revenues denominated in Canadian dollars and ordinarily there is no transaction adjustment for currency exchange rates for the Company.

     All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rates for the Company. However, with respect to export revenues to Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada, the foreign entities are at risk on their indebtedness to Ashworth, Inc. The foreign entities maintain their accounts with Ashworth, Inc., in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or expense in each entity’s financial statements. When the financial statements of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are consolidated with the financial statements of the parent company, the gain or loss on transactions, relating to any long-term portion of the intercompany indebtedness, is eliminated from the income statement and appears in the stockholders’ equity section of the consolidated balance sheet under “Accumulated other comprehensive income (loss).”

     The Company purchases most of its products from offshore manufacturers. All of these purchases were denominated either in U.S. dollars, or in British pounds for the Ashworth subsidiary in England, and consequently there was no foreign currency exchange risk.

Inflation

     Management believes that inflation has not had a material effect on our results of operations during the three most recent fiscal years. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB SFASs No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, reclassifying prior period items that do not meet the extraordinary item classification criteria in such Opinion. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company is required and plans to adopt the provisions of SFAS No. 145 for the quarter ending January 31, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company is required and plans to adopt the provisions of SFAS No. 146 for the quarter ending January 31, 2003. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

     The Company’s long-term debt consists of notes payable with a total balance of $3,474,000 at October 31, 2002. See “Note 4 of Notes to Consolidated Financial Statements.” The debt bears interest at variable and fixed rates ranging from 5.88% to 10.99%, which approximates fair value based on current rates offered for debt with similar risks and maturities on October 31, 2002. The Company also had $11,125,000 outstanding on its revolving line of credit with interest charged at the bank’s reference (prime) rate minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on IBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the year ended October 31, 2002 would have resulted in a $30,000 decrease in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during fiscal 2002, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. As of October 31, 2002, the Company had no outstanding foreign currency forward exchange contracts.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements with respect to the Company are submitted herewith:

1.	Independent Auditors’ Report, page F-1.
2.	Consolidated Balance Sheets – October 31, 2002 and 2001, pages F-2 and F-3.
3.	Consolidated Statements of Income for the years ended October 31, 2002, 2001 and 2000, page F-4.
4.	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2002, 2001 and 2000, page F-5.
5.	Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000, page F-6.
6.	Notes to Consolidated Financial Statements, pages F-7 through F-20.
7.	Independent Auditors’ Report on Supplementary Schedule, page F-21.
8.	Supplementary Schedule, page F-22.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL              DISCLOSURE.

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Directors and Executive Officers” which will be filed with the Securities and Exchange Commission no later than February 28, 2003 and is incorporated into this Item 10 by reference.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than February 28, 2003 and is incorporated into this Item 11 by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than February 28, 2003 and is incorporated into this Item 12 by reference.

EQUITY COMPENSATION PLAN INFORMATION

Securities Available for Issuance Under the Company’s Equity Compensation Plans

     The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2002, which plans were as follows: the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Incentive Stock Option Plan (the “ISO Plan”), and the Nonqualified Stock Option Plan (the “NQO Plan”). The ISO Plan and the NQO Plan were each terminated at the time of adoption of the 2000 Plan in December 1999, and no additional awards may be granted under such terminated plans.

	(a) Number of		(c) Number of Securities Remaining Available for Future Issuance
	Securities to be	(b)	under Equity
	Issued upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	2,583,000(1)	$7.04	1,113,000
Equity compensation plans not approved by security holders	–	–	–

Total	2,583,000	$7.04	1,113,000

(1) Includes 750,000 shares of common stock that may be issued upon exercise of outstanding options under the 2000 Plan and 1,833,000 shares that may be issued upon exercise of outstanding options under the terminated ISO Plan and NQO Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than February 28, 2003 and is incorporated into this Item 13 by reference.

Item 14. CONTROLS AND PROCEDURES.

     The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to filing of this report on Form 10-K. Based on this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within required time periods. Subsequent to the date of the evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets – October 31, 2002 and 2001
Consolidated Statements of Income for the years ended October 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements – October 31, 2002, 2001 and 2000

2.	Financial Statement Schedule

Independent Auditors’ Report on Supplementary Schedule
Schedule II – Valuation and Qualifying Accounts

3.	Exhibits.

See Item (c) below.

(b)	Reports on Form 8-K

     Current Report on Form 8-K filed September 5, 2002, including a press release regarding the Company’s announcement of the approval of a stock repurchase program.

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

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel.

10(p)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Communications, Inc.

10(q)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. as “Seller,” and Ashworth, Inc. as “Buyer.”

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Ashworth, Inc.:

We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California
December 12, 2002

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,336,000	$1,055,000
Accounts receivable – trade, net of sales allowance and allowances for doubtful accounts of $3,728,000 and $2,141,000 in 2002 and 2001, respectively	33,572,000	26,817,000
Accounts receivable – other	1,821,000	2,199,000
Inventories, net	41,188,000	35,841,000
Income tax receivable	246,000	941,000
Other current assets	3,284,000	2,359,000
Deferred income tax asset	1,748,000	1,833,000

Total current assets	84,195,000	71,045,000

Property, plant and equipment, at cost:
Land	1,200,000	1,200,000
Buildings and improvements	2,889,000	2,889,000
Production equipment	11,231,000	10,314,000
Furniture and equipment	19,760,000	18,014,000
Leasehold improvements	4,087,000	4,090,000

	39,167,000	36,507,000
Less accumulated depreciation and amortization	(21,278,000)	(17,862,000)

	17,889,000	18,645,000
Other assets, net	891,000	3,966,000

Total assets	$102,975,000	$93,656,000

(Continued)

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

October 31, 2002 and 2001

	2002	2001

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$11,125,000	$5,950,000
Current portion of long-term debt	553,000	659,000
Accounts payable	6,338,000	4,203,000
Accrued liabilities:
Salaries and commissions	1,839,000	1,675,000
Other	1,175,000	1,631,000

Total current liabilities	21,030,000	14,118,000

Long-term debt, net of current portion	2,921,000	3,166,000
Deferred income tax liability	904,000	752,000
Other long-term liabilities	535,000	626,000
Stockholders’ equity:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 12,949,000 and 13,148,000 shares in 2002 and 2001, respectively	13,000	13,000
Capital in excess of par value	37,185,000	37,959,000
Retained earnings	40,578,000	38,069,000
Accumulated other comprehensive loss	(191,000)	(1,047,000)

Total stockholders’ equity	77,585,000	74,994,000

Commitments and contingencies
Total liabilities and stockholders’ equity	$102,975,000	$93,656,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended October 31, 2002, 2001 and 2000

	2002	2001	2000

Net revenues	$127,545,000	$124,727,000	$125,947,000
Cost of goods sold	77,097,000	76,448,000	76,963,000

Gross profit	50,448,000	48,279,000	48,984,000
Selling, general and administrative expenses	45,538,000	42,118,000	36,603,000

Income from operations	4,910,000	6,161,000	12,381,000

Other income (expense):
Interest income	46,000	21,000	204,000
Interest expense	(842,000)	(1,352,000)	(640,000)
Net foreign currency exchange gain (loss)	74,000	(90,000)	(939,000)
Other expense, net	(6,000)	(27,000)	(18,000)

Total other expense	(728,000)	(1,448,000)	(1,393,000)

Income before provision for income taxes	4,182,000	4,713,000	10,988,000
Provision for income taxes	1,673,000	1,885,000	4,391,000

Net income	$2,509,000	$2,828,000	$6,597,000

Net income per share:
Basic	.19	.22	.49
Diluted	.19	.21	.49
Weighted-average shares outstanding:
Basic	13,202,000	13,140,000	13,406,000
Diluted	13,487,000	13,408,000	13,467,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended October 31, 2002, 2001 and 2000

					Accumulated
					Other
	Common Stock		Capital in		Comprehensive
			Excess of	Retained	Income/
	Shares	Amount	Par Value	Earnings	(Loss)	Total

BALANCE,
October 31, 1999	13,777,000	$14,000	$40,830,000	$28,644,000	$(62,000)	$69,426,000
Treasury stock acquired and retired	(668,000)	(1,000)	(3,132,000)	—	—	(3,133,000)
Net income	—	—	—	6,597,000	—	6,597,000
Translation adjustment	—	—	—	—	(916,000)	(916,000)

BALANCE,
October 31, 2000	13,109,000	13,000	37,698,000	35,241,000	(978,000)	71,974,000
Options Exercised	125,000	—	740,000	—	—	740,000
Treasury stock acquired and retired	(86,000)	—	(479,000)	—	—	(479,000)

Net income	—	—	—	2,828,000	—	2,828,000
Translation adjustment	—	—	—	—	(69,000)	(69,000)

BALANCE,
October 31, 2001	13,148,000	13,000	37,959,000	38,069,000	(1,047,000)	74,994,000
Options Exercised	152,000	—	1,062,000	—	—	1,062,000
Treasury stock acquired and retired	(351,000)	—	(1,836,000)	—	—	(1,836,000)
Net income	—	—	—	2,509,000	—	2,509,000
Translation adjustment	—	—	—	—	856,000	856,000

BALANCE,
October 31, 2002	12,949,000	$13,000	$37,185,000	$40,578,000	$(191,000)	$77,585,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended October 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$2,509,000	$2,828,000	$6,597,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,834,000	3,125,000	2,602,000
(Gain) loss on disposal of property, plant and equipment	—	83,000	(1,000)
Decrease (increase) in net deferred income tax asset	237,000	(209,000)	(119,000)
Provision for doubtful accounts, markdowns and sales returns	2,123,000	1,664,000	744,000
Provision for long-term note receivable	2,500,000	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(8,500,000)	(2,903,000)	(5,663,000)
Decrease (increase) in inventories	(5,347,000)	1,685,000	(6,882,000)
Decrease (increase) in income tax receivable	695,000	(359,000)	517,000
Decrease (increase) in other current assets	(768,000)	(390,000)	210,000
Decrease (increase) in other assets	345,000	(2,323,000)	181,000
Increase (decrease) in accounts payable	2,135,000	(274,000)	1,017,000
Increase (decrease) in accrued liabilities	(292,000)	(682,000)	1,302,000
Increase (decrease) in other long-term liabilities	(91,000)	(89,000)	376,000

Net cash provided by (used in) operating activities	(620,000)	2,156,000	881,000

Cash flows from investing activities:
Net purchases of property, plant and equipment	(2,613,000)	(6,669,000)	(4,184,000)
Proceeds from sale of property, plant and equipment	—	8,000	46,000

Net cash used in investing activities	(2,613,000)	(6,661,000)	(4,138,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(125,000)	(22,000)	(36,000)
Borrowings on line of credit	44,820,000	47,475,000	39,498,000
Payments on line of credit	(39,645,000)	(43,015,000)	(38,008,000)
Proceeds from long-term debt	—	3,000,000	1,441,000
Principal payments on notes payable and long-term debt	(618,000)	(3,301,000)	(865,000)
Proceeds from exercise of stock options	1,062,000	740,000	—
Treasury stock acquired	(1,836,000)	(479,000)	(3,133,000)

Net cash provided by (used in) financing activities	3,658,000	4,398,000	(1,103,000)

Effect of exchange rate changes on cash	856,000	(69,000)	(916,000)

Net (decrease) increase in cash and cash equivalents	1,281,000	(176,000)	(5,276,000)
Cash and cash equivalents, beginning of year	1,055,000	1,231,000	6,507,000

Cash and cash equivalents, end of year	$2,336,000	$1,055,000	$1,231,000

Supplemental disclosure of cash flow information:
Interest paid	$842,000	$1,352,000	$640,000
Income taxes paid, net of refunds	1,039,000	2,248,000	3,903,000
Supplemental disclosures of noncash transactions:
Capital lease equipment acquired and related capital lease obligations	392,000	163,000	—

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2002, 2001 and 2000

(1)	The Company and Summary of Significant Accounting Policies

Business

Ashworth, Inc. (the “Company”), based in Carlsbad, California, designs, markets and distributes a full line of quality sports apparel, headwear, and accessories under the Ashworth label. Ashworth products are sold in golf pro shops, at resorts, to corporate customers, at better department and specialty retail stores, in Ashworth retail stores, and in various international markets.

In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The initial Callaway Golf apparel products shipped in April of 2002. The multi-year agreement has various annual requirements for marketing expenditures and royalty payments based on the level of net revenues.

The Company has wholly-owned subsidiaries that currently own and operate eight Company outlet stores and the Ashworth Concept Store. A wholly-owned United Kingdom subsidiary distributes the Company’s products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign revenues. The Company is currently in the process of dissolving the Virgin Islands subsidiary due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to sell and distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

The Company and the Company’s subsidiaries had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $17,583,000, $17,043,000 and $16,204,000 in the years ended October 31, 2002, 2001 and 2000, respectively. The Company’s wholly-owned United Kingdom subsidiary had net revenues of $11,051,000, $9,133,000 and $8,530,000 and operating income of $975,000, $636,000 and $422,000 in the years ended October 31, 2002, 2001 and 2000, respectively. Ashworth U.K., Ltd. had identifiable assets of $13,844,000 and $11,576,000 as of October 31, 2002 and 2001, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, freight-in and overhead. Below is a summary of the components of net inventories at October 31, 2002 and 2001:

	2002	2001

Raw materials	$121,000	$449,000
Work in process	356,000	107,000
Finished products	40,711,000	35,285,000

Inventories, net	$41,188,000	$35,841,000

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation and amortization have been provided using straight-line and accelerated methods over the following estimated useful lives:

Buildings and improvements	20 to 30 years
Production equipment	5 to 12 years
Furniture and equipment	3 to 7 years
Leasehold improvements	Shorter of life of lease or useful life

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

Other Assets

As of October 31, 2002, the Company had reserved $2,500,000 for the unpaid principal balance of an unsecured promissory note due from a national retail customer which has filed for protection under U.S. bankruptcy laws.

Advertising Expenses

Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the years ended October 31, 2002, 2001 and 2000 were $854,000, $1,123,000 and $833,000, respectively.

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

Net Income Per Share

The Company calculates basic EPS by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, or other such items, to common shares using the treasury stock method and the weighted-average fair value of the Company’s common shares during the period. (See Note 7, “Net Income Per Share” for computation of EPS.)

Stock Option Plan

The Company accounts for its employee stock compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. The pro forma disclosure provisions of SFAS No. 123 are presented in Note 6, “Stockholders’ Equity.”

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Foreign Currency

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders’ equity. The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during fiscal 2002, from time to time the Company enters into short-term foreign exchange

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

contracts with its bank to hedge against the impact of currency fluctuations. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. As of October 31, 2002, the Company had no outstanding foreign currency forward exchange contracts.

Revenue Recognition

Based on its terms of F.O.B. shipping point the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of an arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

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

Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s line of credit and long-term debt approximates the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and capital leases) also approximate fair value due to the short term nature of those instruments. The carrying amounts of long-term notes receivable approximate fair value as the effective rates of these instruments are comparable to market rates at year-end.

(2)	Leases

During the years ended October 31, 2002, 2001 and 2000, the Company acquired $392,000, $163,000 and $0, respectively, of various equipment under capital leases.

At October 31, 2002 and 2001, the accompanying consolidated balance sheets include the following equipment under capital leases:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2002	2001

Production equipment	$61,000	$234,000
Furniture and equipment	554,000	163,000

Total equipment under capital leases	615,000	397,000
Less accumulated amortization	(191,000)	(225,000)

Total equipment under capital leases, net	$424,000	$172,000

Amortization of assets held under capital leases is included in depreciation and amortization expense.

The Company and its subsidiaries also lease certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through January 2008. Rent expense recognized on a straight-line basis, for the years ended October 31, 2002, 2001 and 2000 was $2,497,000, $2,559,000 and $1,864,000, respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 2002 are:

	Capital	Operating
Years Ending October 31,	leases	leases

2003	$192,000	$1,934,000
2004	183,000	1,898,000
2005	83,000	1,818,000
2006	23,000	636,000
2007	–	391,000
Thereafter	–	98,000

Total minimum lease payments	481,000	$6,775,000

Less amount representing interest (at rates ranging from 5.88% to 10.99%)	(42,000)

Present value of future minimum capital lease payments (Note 4)	$439,000

(3)	Line of Credit Agreement

In May 2002, the Company extended its business loan agreement with its bank through March 1, 2003. The loan agreement provides a revolving line of credit of $25,000,000 with a seasonal increase in the line of credit to $35,000,000 through July 1, 2002 and again for the period of February 1, 2003 through March 1, 2003. On November 25, 2002 the Company negotiated an amendment to the loan agreement which accelerated the increase in the line of credit limit to $35,000,000 effective November 25, 2002. Interest is charged at the bank’s reference (prime) rate, minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on inter-bank offered rates (“IBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement is unsecured but contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with, or has obtained a waiver for, all such covenants as of October 31, 2002. The loan agreement permits the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. The line of credit may also be used to finance commercial letters of credit and standby

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $11,227,000 at October 31, 2002 and $5,506,000 at October 31, 2001. The Company had $11,125,000 outstanding against the line of credit at October 31, 2002, compared to $5,950,000 outstanding at October 31, 2001. The increases in outstanding letters of credit and borrowings are primarily due to the addition of the Callaway Golf apparel product line. At October 31, 2002, $2,648,000 was available for borrowings under this loan agreement.

(4)	Long-term Debt

Amounts outstanding under long-term debt agreements at October 31, 2002 and 2001 consist of the following:

	2002	2001

Installment notes bearing interest ranging from 7.3% to 8.1%, with due dates through April 2003, collateralized by various equipment	$265,000	$763,000
Note payable to a bank, bearing interest at 8.4%, payable in monthly principal payments of $10,000 plus interest on the outstanding principal balance through November 2005, with a balloon payment of approximately $2.4 million payable on December 1, 2005; collateralized by land and buildings	2,770,000	2,890,000
Capital lease obligations (Note 2)	439,000	172,000

	3,474,000	3,825,000
Less current portion	(553,000)	(659,000)

Long-term debt	$2,921,000	$3,166,000

Future maturities of long-term debt at October 31, 2002 are as follows:

Years Ending October 31,

2003	$553,000
2004	289,000
2005	199,000
2006	2,433,000

Total	$3,474,000

(5)	Employees’ 401(k) Plan

The Company maintains a retirement plan covering substantially all full-time employees. Company contributions, which are voluntary and at the discretion of the Company’s Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company’s expense for the years ended October 31, 2002, 2001 and 2000 was $197,000, $242,000 and $159,000, respectively.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Stockholders’ Equity

Common Stock Options

On December 14, 1999, the Company adopted the Ashworth, Inc. 2000 Equity Incentive Plan which was subsequently amended (as amended to date, the “2000 Plan”). The stockholders adopted the 2000 Plan on March 24, 2000 and concurrently terminated the Company’s Incentive Stock Option Plan, the Founders’ Nonqualified Stock Option Plan and the Nonqualified Stock Option Plan (together, the “Terminated Plans”). With the adoption of the 2000 Plan and the concurrent termination of the Terminated Plans, the Company reduced the aggregate number of shares available for issuance under its stock plans from 2,041,439 under the Terminated Plans to 1,900,000 shares of common stock under the 2000 Plan. On December 12, 2000 the Company filed Form S-8 (File No. 333-51730) to register the 1,900,000 shares of common stock available for issuance under the 2000 Plan.

As of October 31, 2002, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had outstanding options covering 674,000 shares of common stock with exercise prices ranging from $4.00 to $8.96 and expiration dates between December 2009 and April 2012. At October 31, 2002, a total of 1,189,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2002, the Company still had options covering 1,843,000 shares of common stock outstanding under the Terminated Plans with exercise prices ranging from $3.50 to $16.94 and expiration dates between December 2002 and November 2007.

The following is a summary of stock option activity under the 2000 Plan and the Terminated Plans for the fiscal years ended October 31, 2000, October 31, 2001 and October 31, 2002:

	Shares	Option exercise price per share
	underlying
	outstanding				Weighted-
	options	Range			average

Balance at October 31, 1999	2,792,000	$3.50	–	$16.94	$7.80
Granted	402,000	4.00	–	5.25	4.26
Exercised	0	0.00	–	0.00	0.00
Canceled or Expired	(171,000)	4.16	–	14.63	8.16

Balance at October 31, 2000	3,023,000	3.50	–	16.94	7.29
Granted	400,000	6.00	–	7.19	6.85
Exercised	(125,000)	4.00	–	6.63	5.28
Canceled or Expired	(580,000)	4.00	–	10.19	8.19

Balance at October 31, 2001	2,718,000	3.50	–	16.94	7.13
Granted	386,000	4.65	–	8.96	4.96
Exercised	(152,000)	3.50	–	8.25	5.52
Canceled or Expired	(435,000)	4.16	–	10.31	6.21

Balance at October 31, 2002	2,517,000	3.50	–	16.94	7.06

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following is a summary of stock options outstanding at October 31, 2002:

	Options outstanding			Options exercisable

	Number	Weighted-average		Number
Range of exercise	outstanding	remaining	Weighted-average	exercisable	Weighted-average
prices	(shares)	contractual life	exercise price	(shares)	exercise price

$3.50 - $6.78	1,571,000	4.0	$5.44	1,357,000	$5.47
6.79 - 11.86	766,000	4.1	8.68	607,000	9.15
11.87 - 16.94	180,000	2.8	14.28	180,000	14.28

	2,517,000	3.9	7.06	2,144,000	7.25

At October 31, 2002, 2001 and 2000, the number of shares of common stock underlying exercisable options was 2,144,000, 2,186,000 and 2,450,000, respectively, and the weighted-average exercise price of those options was $7.25, $7.46 and $7.76, respectively.

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 4.24% to 5.17% in 2002, 4.78% to 5.82% in 2001 and 6.00% to 6.65% in 2000; expected volatility of 58.1% in 2002 and 63.8% in 2001 and 57.6% to 60.5% in 2000; and expected life of 10 years in 2002 and 10 years in 2001 and 5 to 10 years in 2000. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The weighted-average fair value of options granted was $4.96 in 2002, $6.85 in 2001 and $4.26 in 2000. Had compensation cost for the Company’s employee-based stock option plans been determined consistent with SFAS No. 123, the Company would have recorded net income of $1,775,000 or $0.13 per diluted share in 2002, net income of $1,844,000 or $0.14 per diluted share in 2001 and net income of $5,789,000 or $0.43 per share in 2000. These pro forma calculations only include the effects of 1996 through 2002 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

Comprehensive Income

For the quarters ended October 31, 2002 and 2001, total comprehensive income (loss) was $605,000 and ($2,059,000), respectively. For the years ended October 31, 2002 and 2001, total comprehensive income was $3,365,000 and $2,759,000, respectively.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Years Ended October 31,

	2002	2001	2000

Numerator:
Net income –
numerator for basic and diluted earnings per share – income available to common stockholders	$2,509,000	$2,828,000	$6,597,000

Denominator:
Denominator for basic earnings per share
– weighted average shares	13,202,000	13,140,000	13,406,000
Effect of dilutive securities
– stock options	285,000	268,000	61,000

Denominator for diluted earnings per share
– adjusted weighted average shares and assumed conversions	13,487,000	13,408,000	13,467,000

The diluted weighted average shares outstanding computation excludes 945,000, 1,149,000, and 2,350,000 options whose impact would have an anti-dilutive effect in 2002, 2001 and 2000, respectively.

(8)	Commitments and Contingencies

Promotional Agreements with PGA Professionals and a Television Personality

The Company had promotional agreements with several PGA professionals (including Fred Couples, a related party); Jim Nantz, a television personality and member of the Company’s board of directors, a related party; and a management company. Under the terms of these agreements, the Company is or was obligated to pay cash or other compensation and, in some cases, to issue options to purchase shares of the Company’s common stock.

The aggregate annual cash compensation recognized under these agreements in fiscal year 2002, 2001 and 2000 was $1,462,000, $1,354,000 and $890,000, respectively. In addition, in fiscal years 2002, 2001 and 2000 the Company recorded compensation under the agreement of $81,000, $0 and $0 related to stock grants made to a related party. In fiscal 2002, $1,273,000 of the $1,462,000 was paid to related parties. Future minimum commitments under these agreements are $1,731,000 payable in 2003, $1,716,000 payable in 2004, $1,659,000 payable in 2005, $1,117,000 payable in 2006, $1,408,000 payable in 2007 and $1,000,000 payable in each of the years 2008 through 2011 of which $1,495,000 payable in 2003, $1,602,000 payable in each of the years 2004 and 2005, $1,067,000 payable in 2006, $1,400,000 payable in 2007 and $1,000,000 payable in each of the years 2008 through 2011, is payable to related parties.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Certain of these agreements have performance requirements that allow the players to earn additional cash compensation. Obligations under this provision, if any, are accrued and charged to operations during the period in which they arise. The Company incurred approximately $0, $0 and $3,000 in charges related to performance requirements in 2002, 2001 and 2000, respectively, of which none was paid to related parties.

Executive Employment Agreements

In fiscal years 2002, 2001 and 2000, the Company had an executive employment agreement with Randall L. Herrel, Sr. and in fiscal years 2002 and 2001 the Company had an executive employment agreement with Terence W. Tsang.

The agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. No bonus was awarded to Mr. Herrel for fiscal years 2002 and 2001. A $169,000 bonus as well as an option to purchase 84,500 shares was awarded to Mr. Herrel in December 2000, based on the Company having achieved the goals set forth in the fiscal year 2000 bonus plan. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

The agreement with Mr. Tsang provides for a base salary of not less than $230,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. No bonus was awarded to Mr. Tsang for fiscal year 2002. A $3,000 bonus and an option to purchase 10,000 shares was awarded to Mr. Tsang in December 2001, based on the fiscal year 2001 bonus plan. A $110,000 bonus as well as an option to purchase 50,000 shares was awarded to Mr. Tsang in December 2000, based on the Company having achieved the goals set forth in the fiscal year 2000 bonus plan. The agreement with Mr. Tsang includes severance payments upon termination of employment under specific circumstances, such payments equaling nine months of his then annual base salary.

Effective December 31, 1998, in connection with the termination of Mr. Montiel’s executive employment and resignation as chairman and director, the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Montiel. The agreement provides that effective with the termination of employment, all the terms and conditions of Section 13, the noncompetition provision of Mr. Montiel’s 1995 executive employment agreement covering the ten-year post-termination period, are applicable. The noncompetition provision states that, as consideration for Montiel’s non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset is being amortized using the straight-line method over the ten-year non-compete period.

Effective June 25, 1997, in connection with the termination of John Ashworth’s executive employment,

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Ashworth. The agreement included a non-compete provision that provided an initial payment to Mr. Ashworth of $263,000 for the first year, and 40% of such amount over each of the next nine years. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset was being amortized using the straight-line method over the ten-year non-compete period. However, in June 2000, Mr. Ashworth chose to terminate the non-compete provision in the agreement and will therefore receive no further payments. The balance of the accrued present value of the estimated cash payments and the unamortized balance of the asset were written off in fiscal year 2000.

Legal Proceedings

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the discovery process.

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

(9)	Related-Party Transactions

The Company has promotional agreements with a director and a certain stockholder. (See Note 8.)

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes

The provision for income taxes for the years ended October 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Current provision:
Federal	$822,000	$1,519,000	$3,684,000
State	197,000	463,000	826,000
Foreign	411,000	112,000	–

Total	1,430,000	2,094,000	4,510,000

Deferred provision (benefit):
Federal	122,000	(124,000)	(44,000)
State	100,000	(19,000)	(75,000)
Foreign	21,000	(66,000)	–

Total	243,000	(209,000)	(119,000)

Total provision for income taxes	$1,673,000	$1,885,000	$4,391,000

The components of the Company’s deferred income tax benefit and liability as of October 31, 2002 and 2001 are as follows:

	2002	2001

Current deferred income tax benefit:
Allowance for doubtful accounts	$124,000	$361,000
Inventory reserves	368,000	298,000
Unearned royalty	14,000	–
Accrued compensation	129,000	312,000
Foreign tax credit	353,000	–
Other nondeductible accruals	636,000	795,000
Other deductible capitalized costs	124,000	67,000

Total gross deferred tax assets	1,748,000	1,833,000
Less valuation allowance	–	–

Net deferred tax assets	$1,748,000	$1,833,000

Long-term deferred income tax liability – depreciation	$904,000	$752,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a net deferred income tax asset of $844,000 and $1,081,000 as of October 31, 2002 and 2001, respectively. The realization of this net asset may be dependent upon the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective rate is as follows:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2002	2001	2000

Computed income tax at the expected statutory rate	$1,422,000	$1,602,000	$3,736,000
State income tax, net of federal tax benefits	196,000	300,000	458,000
Nondeductible expenses	99,000	72,000	98,000
Foreign sales corporation tax benefit	–	–	(8,000)
Foreign tax jurisdiction rate differential	–	(43,000)	28,000
Change in valuation allowance	–	(210,000)	210,000
Other	(44,000)	164,000	(131,000)

Income tax provision	$1,673,000	$1,885,000	$4,391,000

(11)	Segment Information

The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company’s business segments. Segment information is summarized as follows for the years ended October 31, 2002, 2001 and 2000.

	2002	2001	2000

Net Revenue:
Domestic	$109,962,000	$107,684,000	$109,743,000
International	17,583,000	17,043,000	16,204,000

Total	$127,545,000	$124,727,000	$125,947,000

Income From Operations:
Domestic	$3,583,000	$5,452,000	$10,764,000
International	1,327,000	709,000	1,617,000

Total	$4,910,000	$6,161,000	$12,381,000

Capital Expenditures:
Domestic	$2,314,000	$6,142,000	$4,040,000
International	299,000	527,000	144,000

Total	$2,613,000	$6,669,000	$4,184,000

Total Assets:
Domestic	$86,198,000	$79,878,000	$74,847,000
International	16,777,000	13,778,000	12,524,000

Total	$102,975,000	$93,656,000	$87,371,000

Depreciation:
Domestic	$3,250,000	$2,647,000	$2,037,000
International	358,000	241,000	153,000

Total	$3,608,000	$2,888,000	$2,190,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Results By Quarter (Unaudited)

The unaudited results by quarter for the years ended October 31, 2002 and 2001 are shown below:

Year ended	First	Second	Third	Fourth
October 31, 2002	Quarter	Quarter	Quarter	Quarter

Net revenues	$19,811,000	$42,871,000	$35,860,000	$29,003,000
Gross profit	7,018,000	17,605,000	14,475,000	11,350,000
Net income (loss)	(966,000)	3,498,000	(573,000)	550,000
Net income (loss) per basic share	(.07)	.26	(.04)	.04
Weighted-average basic shares outstanding	13,161,000	13,222,000	13,289,000	13,130,000
Net income (loss) per diluted share	(.07)	.26	(.04)	.04
Weighted-average diluted shares outstanding	13,161,000	13,667,000	13,289,000	13,222,000

Year ended	First	Second	Third	Fourth
October 31, 2001	Quarter	Quarter	Quarter	Quarter

Net revenues	$27,706,000	$46,908,000	$29,765,000	$20,348,000
Gross profit	9,946,000	19,253,000	11,421,000	7,659,000
Net income	381,000	4,011,000	615,000	(2,179,000)
Net income (loss) per basic share	.03	.31	.05	(.17)
Weighted-average basic shares outstanding	13,118,000	13,149,000	13,155,000	13,176,000
Net income (loss) per diluted share	.03	.30	.05	(.17)
Weighted-average diluted shares outstanding	13,437,000	13,584,000	13,370,000	13,176,000

During the fourth quarter of fiscal year 2002, the Company had net income of $550,000 as compared to a net loss of $2,179,000 in the same period of the prior year primarily due to lower revenues caused by overall weakness in the economy in the prior year following the September 11, 2001 tragedy and increased expenses due to startup costs associated with the Callaway Golf apparel license in the fourth quarter of fiscal 2001.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Ashworth, Inc.:

Under date of December 12, 2002, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware Corporation) and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
San Diego, California
December 12, 2002

ASHWORTH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Allowances
	and Allowance	Reserve for
	for Doubtful	Long-Term Notes
Description	Accounts	Receivable	Inventory Reserves

Balance, October 31, 1999	$889,000	$–	$1,693,000
Charged to Costs and Expenses	744,000	–	1,232,000
Deductions	(395,000)	–	(1,689,000)

Balance, October 31, 2000	$1,238,000	$–	$1,236,000

Charged to Costs and Expenses	1,664,000	–	874,000
Deductions	(761,000)	–	(1,155,000)

Balance, October 31, 2001	$2,141,000	$–	$955,000

Charged to Costs and Expenses	2,123,000	2,500,000	1,154,000
Deductions	(536,000)	–	(1,122,000)

Balance, October 31, 2002	$3,728,000	$2,500,000	$987,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)

Date: January 30, 2003	BY: /s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr. Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2003

/s/ Terence W. Tsang Terence W. Tsang	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	January 30, 2003

/s/ Stephen Bartolin, Jr. Stephen Bartolin, Jr.	Director	January 30, 2003

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	January 30, 2003

/s/ Andre P. Gambucci Andre P. Gambucci	Director	January 30, 2003

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	January 30, 2003

/s/ H. Michael Hecht H. Michael Hecht	Director	January 30, 2003

/s/ James W. Nantz, III James W. Nantz, III	Director	January 30, 2003

S-1

CERTIFICATIONS

I, Randall L. Herrel, Sr., Chairman, President and Chief Executive Officer of Ashworth, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 30, 2003	s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr. Chairman, President and Chief Executive Officer

S-2

I, Terence W. Tsang, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ashworth, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of the Company;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 30, 2003	/s/ Terence W. Tsang Terence W. Tsang Executive Vice President, Chief Operating Officer and Chief Financial Officer

S-3