Form 10-Q
period 2003-01-31
ASHWORTH INC
filed 2003-03-17
CIK 820774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 0-18553

Ashworth, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	84-1052000 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding at March 7, 2003

$.001 par value Common Stock	12,949,047

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$881,000	$2,336,000
Accounts receivable – trade, net	28,268,000	33,572,000
Accounts receivable – other	2,079,000	1,821,000
Inventories, net	52,730,000	41,188,000
Income tax refund receivable	345,000	246,000
Other current assets	5,412,000	3,284,000
Deferred income tax asset	1,959,000	1,748,000

Total current assets	91,674,000	84,195,000

Property, plant and equipment, at cost	39,822,000	39,167,000
Less accumulated depreciation and amortization	(22,283,000)	(21,278,000)

Total property, plant and equipment, net	17,539,000	17,889,000

Other assets, net	831,000	891,000

Total assets	$110,044,000	$102,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$17,320,000	$11,125,000
Current portion of long-term debt	420,000	553,000
Accounts payable – trade	6,233,000	6,338,000
Accrued liabilities	3,225,000	3,014,000

Total current liabilities	27,198,000	21,030,000

Long-term debt, net of current portion	2,848,000	2,921,000
Deferred income tax liability	1,134,000	904,000
Other long-term liabilities	419,000	535,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	37,233,000	37,185,000
Retained earnings	40,684,000	40,578,000
Accumulated other comprehensive income (loss)	515,000	(191,000)

Total stockholders’ equity	78,445,000	77,585,000

Total liabilities and stockholders’ equity	$110,044,000	$102,975,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended January 31,
	2003	2002

Net revenues	$26,563,000	$20,104,000
Cost of goods sold	16,596,000	12,793,000

Gross profit	9,967,000	7,311,000
Selling, general and administrative expenses	9,682,000	8,790,000

Income (loss) from operations	285,000	(1,479,000)
Other income (expense):
Interest income	10,000	7,000
Interest expense	(192,000)	(151,000)
Other income	73,000	13,000

Total other expense	(109,000)	(131,000)
Income (loss) before provision for income tax expense (benefit)	176,000	(1,610,000)
Provision for income tax expense (benefit)	70,000	(644,000)

Net income (loss)	$106,000	($966,000)

Net income (loss) per share
Basic:
Weighted average shares outstanding	12,952,000	13,161,000
Net income (loss) per share	$0.01	($0.07)
Diluted:
Weighted average shares outstanding	13,080,000	13,161,000
Net income (loss) per share	$0.01	($0.07)

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31,
	2003	2002

Cash flows from operating activities:
Net cash used in operating activities	($7,434,000)	($4,042,000)
Cash flows from investing activities:
Purchases of property and equipment	(764,000)	(345,000)

Net cash used in investing activities	(764,000)	(345,000)
Cash flows from financing activities:
Principal payments on capital lease obligations	(43,000)	(10,000)
Borrowings on line of credit	15,595,000	7,250,000
Payments on line of credit	(9,400,000)	(2,100,000)
Principal payments on notes payable and long-term debt	(163,000)	(154,000)
Proceeds from issuance of common stock	48,000	278,000

Net cash provided by financing activities	6,037,000	5,264,000
Effect of exchange rate changes on cash	706,000	(306,000)

Net increase (decrease) in cash and cash equivalents	(1,455,000)	571,000
Cash and cash equivalents, beginning of period	2,336,000	1,055,000

Cash and cash equivalents, end of period	$881,000	$1,626,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2003

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

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2002, filed with the SEC on January 30, 2003.

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

Shipping and Handling Expenses

The shipping expenses, which consist primarily of payments made to freight companies, are reported in SG&A expenses. Shipping expenses for the quarters ended January 31, 2003 and 2002 were $312,000 and $294,000 respectively.

NOTE 2 - Inventories.

Inventories consisted of the following at January 31, 2003 and October 31, 2002:

	January 31,	October 31,
	2003	2002

Raw materials	$25,000	$121,000
Work in process	123,000	356,000
Finished goods	52,582,000	40,711,000

Total inventories, net	$52,730,000	$41,188,000

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

	Three months ended January 31,
	2003	2002

Numerator:
Net income (loss) numerator for basic and diluted income (loss) per share – income (loss) available to common stockholders	$106,000	($966,000)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	12,952,000	13,161,000
Effect of dilutive securities:
stock options	128,000	–

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	13,080,000	13,161,000

Basic net income (loss) per share	$0.01	($0.07)
Diluted net income (loss) per share	$0.01	($0.07)

For the quarters ended January 31, 2003 and 2002, the diluted weighted average shares outstanding computation excludes 1,827,000 and 1,401,000 options, respectively, whose impact would have an anti-dilutive effect.

NOTE 4 – Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income in addition to net income for the period. For the quarters ended January 31, 2003 and 2002, total comprehensive income (loss) was $812,000 and ($1,272,000), respectively.

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

	Three months ended January 31,
	2003	2002

Net Revenues:
Domestic	$23,537,000	$17,870,000
International	3,026,000	2,234,000

Total	$26,563,000	$20,104,000

Income (Loss) From Operations:
Domestic	$252,000	($964,000)
International	33,000	(515,000)

Total	$285,000	($1,479,000)

	January 31,	October 31,
	2003	2002

Total Assets:
Domestic	$93,242,000	$86,198,000
International	16,802,000	16,777,000

Total	$110,044,000	$102,975,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company operates in an industry that is highly competitive and must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this report. For additional information, see “Cautionary Statements and Risk Factors,” below.

     Because the Company’s business is seasonal, the current balance sheet balances at January 31, 2003 may more meaningfully be compared to the balances at January 31, 2002, rather than to the balances at October 31, 2002.

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

     Revenue Recognition. Based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at time of shipment, the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $466,000 at January 31, 2003 compared to $535,000 at October 31, 2002 and $420,000 at January 31, 2002.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. As of January 31, 2003, the Company had reserved $2.5 million for the unpaid principal balance of an unsecured promissory note and approximately $2.0 million of receivables due from a national retail customer which has filed for protection under U.S. bankruptcy laws, as well as $1.4 million for other estimated uncollectible receivables based on Management analysis. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $28.3 million, net of allowances for doubtful accounts of $3.4 million, at January 31, 2003, as compared to the balance of $33.6 million, net of allowances for doubtful accounts of $3.2 million, at October 31, 2002. At January 31, 2002, the trade accounts receivable balance was $27.8 million, net of allowances for doubtful accounts of $1.4 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $52.7 million, net of inventory write-downs of $1.1 million, at January 31, 2003, as compared to an inventory balance of $41.2 million, net of inventory write-downs of $1.0 million, at October 31, 2002. At January 31, 2002, the inventory balance was $36.5 million, net of inventory write-downs of $0.9 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. At January 31, 2003, the Company had $820,000 of the APCs remaining and management expects to fully utilize them over their remaining life.

     At January 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Results of Operations

First quarter 2003 compared to first quarter 2002

     Consolidated net revenues for the first quarter of fiscal 2003 increased 32.1% to $26,563,000 from $20,104,000 for the same period in 2002 primarily due to the addition of the Callaway Golf apparel product line. Ashworth entered into an exclusive licensing agreement with Callaway Golf Company in May 2001 and began shipping the Callaway Golf apparel line in April 2002. Callaway Golf is a trademark of the Callaway Golf Company. Ashworth, Inc. is an Official Apparel Licensee of Callaway Golf Company. Net revenues for the domestic segment increased 31.7% to $23,537,000 for the current quarter from $17,870,000 in the first quarter of 2002, primarily due to increased revenues from the Company’s golf related distribution channel which increased $3,422,000 or 28.5%, the corporate distribution channel which increased $1,316,000 or 42.0% and the retail distribution channel which increased $864,000 or 79.8%, each as compared to the same quarter in the prior fiscal year. Net revenues for the international segment increased 35.5% to $3,026,000 for the current quarter from $2,234,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions as well as a slight increase in other international territories.

     Consolidated gross margin for the quarter increased 110 basis points to 37.5% as compared to 36.4% for the same quarter a year earlier. This improvement was primarily due to improved product sourcing as well as to the positive leverage received from the higher revenues.

     Consolidated selling, general and administrative (“SG&A”) expenses increased 10.2% to $9,682,000 for the first quarter of fiscal 2003 from $8,790,000 for the same period in fiscal 2002 primarily due to sales related expenses increasing as a result of higher revenues. As a percent of net revenues, SG&A decreased to 36.5% in the current quarter as compared to 43.7% for the same quarter of the prior fiscal year. The decrease in SG&A as a percent of net revenues is a direct result of fixed expenses being spread over the higher net revenues base, as well as cost controls implemented last year.

     Total other expense decreased to $109,000 for the first quarter of fiscal 2003 from $131,000 in the first quarter of fiscal 2002, primarily due to higher currency transaction gains in the current quarter as compared to the same quarter of the prior fiscal year at the Company’s U.K. subsidiary and Canadian divisions, offset by higher interest expense resulting from higher average borrowings under the Company’s line of credit of $16,045,000 during the first quarter of fiscal 2002 as compared to $9,710,000 during the same quarter of fiscal 2002.

     The effective income tax rate for the first quarter of fiscal 2003 remained at 40.0% of pre-tax income.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity for fiscal 2003 are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. In May 2002, the Company extended its business loan agreement with its bank through March 1, 2003. The loan agreement provides a revolving line of credit of $25,000,000 with a seasonal increase in the line of credit to $35,000,000 through January 1, 2003 and again for the period of February 1, 2003 through March 1, 2003. On November 26, 2002 the Company negotiated an amendment to the loan agreement that accelerated the increase in line of credit limit to $35,000,000, effective November 26, 2002 and on February 4, 2003 the Company negotiated an amendment to extend its business loan agreement through May 1, 2003. The Company is currently in the process of negotiating a new business loan agreement and expects the agreement to be finalized in April 2003.

     Interest under the existing loan agreement is currently charged at the bank’s reference (prime) rate, minus one-half of one percentage point. At January 31, 2003, the prime rate was 4.25%. The loan agreement also provides for optional interest rates based on inter-bank offered rates (“IBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement is unsecured but contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with, or has obtained a waiver for, all such covenants as of January 31, 2003. The loan agreement permitted the Company to acquire, for value, shares of Ashworth stock in an aggregate amount not to exceed $10,200,000 during the term of the agreement. However, as part of the November 26, 2002 amendment, the Company agreed to stop further acquisition of Ashworth stock. As of November 26, 2002, the Company had acquired 739,450 shares of Ashworth stock on the open market for $3,884,272 at an average price of $5.25 per share under the original agreement. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $9,635,000 at January 31, 2003 and $11,227,000 at October 31, 2002. The Company had $17,320,000 outstanding against the line of credit at January 31, 2003, compared to $11,125,000 outstanding at October 31, 2002. The increases in outstanding letters of credit and borrowings are primarily due to the seasonality of the Company’s business and the addition of the Callaway Golf apparel product line. At January 31, 2003, $8,045,000 was available for borrowings under this loan agreement.

     Net trade receivables were $28,268,000 at January 31, 2003, a decrease of $5,304,000 from the balance at October 31, 2002. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $27,769,000 at January 31, 2002, rather than the year-end balance. The comparison to the first quarter of fiscal 2002 shows an increase of 1.8% in net trade receivables. Excluding the additional bad debt reserve booked during the quarter ended July 31, 2002, the receivable balance at January 31, 2003 increased 14.4% from the prior year and is below the increase in net revenues for the quarter.

     Net inventories increased 28.0% to $52,730,000 at January 31, 2003 from $41,188,000 at October 31, 2002. Compared to net inventories of $36,512,000 at January 31, 2002, net inventories at January 31, 2003 increased 44.4%, primarily due to the addition of the Callaway Golf apparel brand. The January 31, 2003 Ashworth brand inventory increased approximately 12.1% over the prior year. The Callaway Golf apparel brand inventory is approximately $11,872,000 in the current year as compared to $71,000 in the prior year. The Company believes that its current inventory mix and amounts are appropriate to respond to market demand.

     During the first three months of fiscal 2003, the Company incurred capital expenditures of $764,000 primarily for upgrades of computer systems and equipment as well as warehouse automation. The Company anticipates spending approximately $3,436,000 during the remainder of fiscal 2003, primarily on upgrades of computer systems and equipment, distribution center automation and outlet stores renovations. Management currently intends to finance the purchase of the Company’s capital equipment from cash on hand and leases or equipment financing arrangements as deemed appropriate.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company which requires certain minimum royalty payments beginning in January 2003. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments.

     Common stock and capital in excess of par value increased by $48,000 in the three months ended January 31, 2003, due to the issuance of shares on exercise of options.

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

Derivatives

     Although the Company and its subsidiaries did not do so during the first three months of fiscal 2003, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars.

Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. At January 31, 2003, neither the Company nor any of its subsidiaries was a party to any outstanding foreign exchange contracts.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company adopted the provisions of SFAS No. 143 for the quarter ending January 31, 2003. The adoption of SFAS No. 143 has not had a material impact on the Company’s financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted the provisions of SFAS No. 144 for the quarter ending January 31, 2003. The adoption of SFAS No. 144 has not had a material impact on the Company’s financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB SFASs No. 4, 44, and 64, Amendment of FASB SFAS No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, reclassifying prior period items that do not meet the extraordinary item classification criteria in such Opinion. The Company adopted the provisions of SFAS No. 145 for the quarter ending January 31, 2003. The adoption of SFAS No. 145 has not had a material impact on the Company’s financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 for the quarter ending January 31, 2003. The adoption of SFAS No. 146 has not had a material impact on the Company’s financial position and results of operations.

     In November 2002, the FASB published Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN No. 45 are effective for financial statements with respect to interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN No. 45 for the quarter ended January 31, 2003. The adoption of FIN No. 45 has not had a material impact on the Company’s financial position and results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal year beginning after December 31, 2002. If the Company does not adopt SFAS No. 123 and expense the stock-based employee compensation, the Company will be required to adopt the disclosure provisions of SFAS No. 148 for the quarter ending April 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

     On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of FIN No. 46 immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of FIN No. 46 are first required to be applied in the Company’s financial statements as of July 31, 2003. To date, the Company has not created any variable interest entities nor obtained an interest in any variable interest entities for which the Company would be required to apply the consolidation provisions of FIN No. 46.

Cautionary Statements and Risk Factors

     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens or the popularity of golf decreases or unusual weather conditions cause a reduction in rounds played.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if the Company fails to develop fashions or styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations could suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. While the Company is currently a leader in the core green grass market, it has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	An increase in terrorist activities, as well as the threat of conflict, including armed conflict with Iraq, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

•	The Company has entered into an agreement to purchase land and a new distribution center in Oceanside, California to replace and expand existing owned and leased distribution facilities. The Company’s results of operations could be adversely affected if the distribution center is not operational as anticipated by early 2004. Any such delay may cause the Company to incur additional expense, experience delays in customer shipments or require the Company to lease additional distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facility as soon as, or in the amounts, anticipated.

•	If economic conditions do not improve, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its International segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

•	The Company maintains high levels of inventory to support its AuthenticsTM program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s long-term debt consists of notes payable which had a total balance of $3,268,000 at January 31, 2003. The debt bears interest at fixed rates ranging from 5.9% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $17,320,000 outstanding at January 31, 2003 on its revolving line of credit with interest charged at the bank’s reference (prime) rate minus one-half of one percentage point. The loan agreement also provides for optional interest rates based on IBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the three months ended January 31, 2003 would have resulted in a $7,000 decrease in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during the first three months of fiscal 2003, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the

British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. At January 31, 2003, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES.

     The Company, under the supervision of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to filing of this report on Form 10-Q. Based on this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Subsequent to the date of the evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls.

PART II.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS – NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES – NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

Item 5. OTHER INFORMATION – NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s

Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(h)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(i)(1)	Business Loan Agreement dated June 1, 2000, between the Company and Bank of America, expiring May 1, 2002 (filed as Exhibit 10(m) to the Company’s Form 10-Q for the quarter ended April 30, 2000 (File No. 0-18553) and incorporated herein by reference).

10(i)(2)	Amendment No. 1, effective as of January 31, 2001 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A

10(i)(3)	Amendment No. 2, effective as of February 20, 2002 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(i)(4)	Amendment No. 3, effective as of May 1, 2002 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A. (filed as Exhibit 10(j)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2002 (File No. 0-18553) and incorporated herein by reference).

10(i)(5)	Amendment No. 4, effective as of November 26, 2002, to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(i)(6)	Extension letter, effective as of February 4, 2003 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(p)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(q)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Randall L. Herrel, Sr.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Terence W. Tsang.

*     Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on November 26, 2003 reporting that the Company had executed an agreement to have its U.S. distribution center built to the Company’s specifications on a site in the Ocean Ranch Corporate Center in Oceanside, California at an estimated cost for the land and building of approximately $15 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date:	March 17, 2003	By: /s/ Terence W. Tsang Terence W. Tsang Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Randall L. Herrel, Sr., Chairman, President and Chief Executive Officer of Ashworth, Inc. (the “Company”), certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the Company;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

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

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr. Chairman, President and Chief Executive Officer

I, Terence W. Tsang, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ashworth, Inc. (the “Company”), certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the Company;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

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

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Terence W. Tsang Terence W. Tsang Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10(i)(2)	Amendment No. 1, effective as of January 31, 2001 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(i)(3)	Amendment No. 2, effective as of February 20, 2002 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(i)(5)	Amendment No. 4, effective as of November 26, 2002, to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(i)(6)	Extension letter, effective as of February 4, 2003 to the Business Loan Agreement dated June 1, 2000, among Ashworth, Inc., Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth International, Inc., Ashworth U.K. Ltd. and Bank of America, N. A.

10(q)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Randall L. Herrel, Sr.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Terence W. Tsang.