Form 10-Q
period 2003-04-30
ASHWORTH INC
filed 2003-06-13
CIK 820774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

(760) 438-6610
(Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding at June 10, 2003
$.001 par value Common Stock	12,962,047

-i-

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2003	2002

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,258,000	$2,336,000
Accounts receivable – trade, net	48,468,000	33,572,000
Accounts receivable – other	1,565,000	1,821,000
Inventories, net	43,371,000	41,188,000
Income tax refund receivable	–	246,000
Other current assets	4,618,000	3,284,000
Deferred income tax asset	1,958,000	1,748,000

Total current assets	101,238,000	84,195,000

Property, plant and equipment, at cost	40,733,000	39,167,000
Less accumulated depreciation and amortization	(23,114,000)	(21,278,000)

Total property, plant and equipment, net	17,619,000	17,889,000

Other assets, net	779,000	891,000

Total assets	$119,636,000	$102,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$18,682,000	$11,125,000
Current portion of long-term debt	287,000	553,000
Accounts payable – trade	5,892,000	6,338,000
Income taxes payable	2,682,000	–
Accrued liabilities	5,147,000	3,014,000

Total current liabilities	32,690,000	21,030,000

Long – term debt, net of current portion	2,776,000	2,921,000
Deferred income tax liability	1,134,000	904,000
Other long term liabilities	427,000	535,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	37,255,000	37,185,000
Retained earnings	44,966,000	40,578,000
Accumulated other comprehensive income (loss)	375,000	(191,000)

Total stockholders’ equity	82,609,000	77,585,000

Total liabilities and stockholders’ equity	$119,636,000	$102,975,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Net revenues	$52,595,000	$43,579,000	$79,158,000	$63,683,000
Cost of goods sold	30,635,000	25,266,000	47,231,000	38,059,000

Gross profit	21,960,000	18,313,000	31,927,000	25,624,000
Selling, general and administrative expenses	14,712,000	12,255,000	24,394,000	21,045,000

Income from operations	7,248,000	6,058,000	7,533,000	4,579,000
Other income (expense):
Interest income	5,000	25,000	15,000	32,000
Interest expense	(259,000)	(245,000)	(451,000)	(396,000)
Other income (expense)	143,000	(8,000)	216,000	5,000

Total other expense	(111,000)	(228,000)	(220,000)	(359,000)
Income before provision for income tax expense	7,137,000	5,830,000	7,313,000	4,220,000
Provision for income tax expense	2,855,000	2,332,000	2,925,000	1,688,000

Net income	$4,282,000	$3,498,000	$4,388,000	$2,532,000

Net income per share
Basic:
Weighted average shares outstanding	12,958,000	13,222,000	12,955,000	13,191,000
Net income per share	$0.33	$0.26	$0.34	$0.19
Diluted:
Weighted average shares outstanding	13,082,000	13,667,000	13,081,000	13,491,000
Net income per share	$0.33	$0.26	$0.34	$0.19

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,

	2003	2002

Cash flows from operating activities:
Net cash used in operating activities	$(7,214,000)	$(5,984,000)
Cash flows from investing activities:
Purchases of property and equipment	(1,646,000)	(840,000)

Net cash used in investing activities	(1,646,000)	(840,000)
Cash flows from financing activities:
Principal payments on capital lease obligations	(86,000)	(54,000)
Borrowings on line of credit	27,652,000	21,100,000
Payments on line of credit	(20,095,000)	(13,845,000)
Principal payments on notes payable and long-term debt	(325,000)	(309,000)
Proceeds from issuance of common stock	70,000	737,000

Net cash provided by financing activities	7,216,000	7,629,000
Effect of exchange rate changes on cash	566,000	58,000

Net increase (decrease) in cash and cash equivalents	(1,078,000)	863,000
Cash and cash equivalents, beginning of period	2,336,000	1,055,000

Cash and cash equivalents, end of period	$1,258,000	$1,918,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003

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

Shipping and Handling Expenses

The shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended April 30, 2003 and 2002 were $520,000 and $707,000 respectively. For the six-month periods ended April 30, 2003 and 2002, shipping expenses were $832,000 and $1,001,000 respectively.

NOTE 2 — Inventories.

Inventories consisted of the following at April 30, 2003 and October 31, 2002:

	April 30,	October 31,
	2003	2002

Raw materials	$137,000	$121,000
Work in process	92,000	356,000
Finished goods	43,142,000	40,711,000

Total inventories, net	$43,371,000	$41,188,000

NOTE 3 — Net Income Per Share Information.

Basic net income per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of common stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based on the requirements of SFAS No. 128:

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Numerator:
Net income numerator for basic and diluted income per share – income available to common stockholders	$4,282,000	$3,498,000	$4,388,000	$2,532,000

Denominator:
Denominator for basic income per share – weighted average shares	12,958,000	13,222,000	12,955,000	13,191,000
Effect of dilutive securities:
stock options	124,000	445,000	126,000	300,000

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	13,082,000	13,667,000	13,081,000	13,491,000

Basic net income per share	$0.33	$0.26	$0.34	$0.19
Diluted net income per share	$0.33	$0.26	$0.34	$0.19

For the quarters ended April 30, 2003 and 2002, the diluted weighted average shares outstanding computation excludes 1,867,000 and 710,000 options whose impact would have an anti-dilutive effect, respectively. For the six-month periods ended April 30, 2003 and 2002, the diluted weighted average shares outstanding computation excludes 1,847,000 and 1,173,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 4 – Stock Option Compensation.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The interim information regarding pro forma net income and earnings per share is required by Statement No. 123 and Statement No. 148. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands except for net income per share information):

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Net income, as reported	$4,282,000	$3,498,000	$4,388,000	$2,532,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(140,000)	(171,000)	(338,000)	(447,000)

Pro forma net income	$4,142,000	$3,327,000	$4,050,000	$2,085,000

Net Income per share:
Basic – as reported	$0.33	$0.26	$0.34	$0.19
Basic – pro forma	$0.32	$0.25	$0.31	$0.16
Diluted – as reported	$0.33	$0.26	$0.34	$0.19
Diluted – pro forma	$0.32	$0.24	$0.31	$0.15

These pro forma calculations only include the effects of grants made in 1996 through 2003. As such, the impacts may not be representative of the effects on reported net income in future years.

NOTE 5 – Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as a component of comprehensive income in addition to net income for the period. For the quarters ended April 30, 2003 and 2002, total comprehensive income was $4,142,000 and $3,862,000, respectively. For the six-month periods ended April 30, 2003 and 2002, total comprehensive income was $4,954,000 and $2,590,000, respectively.

NOTE 6 – Legal Proceedings.

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

NOTE 7 – Segment Information.

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

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Net revenues:
Domestic	$43,440,000	$37,155,000	$66,977,000	$55,025,000
International	9,155,000	6,424,000	12,181,000	8,658,000

Total	$52,595,000	$43,579,000	$79,158,000	$63,683,000

Income from operations:
Domestic	$5,606,000	$5,080,000	$5,467,000	$4,116,000
International	1,642,000	978,000	2,066,000	463,000

Total	$7,248,000	$6,058,000	$7,533,000	$4,579,000

	April 30,	October 31,

	2003	2002

Total assets:
Domestic	$100,263,000	$86,198,000
International	19,373,000	16,777,000

Total	$119,636,000	$102,975,000

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

     Because the Company’s business is seasonal, the current balance sheet balances at April 30, 2003 may more meaningfully be compared to the balances at April 30, 2002, rather than to the balances at October 31, 2002.

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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $575,000 at April 30, 2003 compared to $535,000 at October 31, 2002 and $447,000 at April 30, 2002.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. During the second quarter of fiscal 2003 the Company wrote off the $2.5 million unpaid principal balance of an unsecured promissory note and approximately $2.0 million of receivables due from a national retail customer which had filed for protection under U.S. bankruptcy laws, against the $4.5 million previously reserved by the Company for these specific receivables. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $48.5 million, net of allowances for doubtful accounts of $1.3 million at April 30, 2003 as compared to the balance of $33.6 million, net of allowances for doubtful accounts of $3.2 million at October 31, 2002. At April 30, 2002, the trade accounts receivable balance was $44.8 million, net of allowances for doubtful accounts of $1.4 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $43.4 million, net of inventory write-downs of $0.8 million at April 30, 2003 as compared to an inventory balance of $41.2 million, net of inventory write-downs of $1.0 million at October 31, 2002. At April 30, 2002, the inventory balance was $33.8 million, net of inventory write-downs of $0.8 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. At April 30, 2003, the Company had $0.7 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract.

     At April 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Results of Operations

Second quarter 2003 compared to second quarter 2002

     Consolidated net revenues for the second quarter of fiscal 2003 increased 20.7% to $52,595,000 from $43,579,000 for the same period in 2002. Net revenues for the domestic segment increased 16.9% to $43,440,000 from $37,155,000 in the second quarter of 2002 primarily due to increased net revenues from the Company’s golf related distribution channel which increased 17.5% or $4,835,000, the retail distribution channel which increased 46.8% or $1,279,000 and the corporate distribution channel which increased 4.0% or $205,000, each as compared to the same quarter in the prior fiscal year. Net revenues for the international segment increased 42.5% to $9,155,000 from $6,424,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions as well as a slight increase in other international territories.

     Consolidated gross margin for the quarter decreased slightly to 41.8% as compared to 42.0% a year earlier. This decrease was primarily due to reduced selling prices on certain styles, partially offset by decreased costs resulting from improved sourcing. The decrease in selling prices allowed the Company to stay competitive in a golf apparel market that presented significant downward price pressures.

     Consolidated selling, general, and administrative (“SG&A”) expenses increased 20.0% to $14,712,000 for the second quarter of fiscal 2003 from $12,255,000 for the same period in fiscal 2002. This increase was primarily due to increased marketing expense as well as higher sales related variable expense resulting from the higher revenues. As a percentage of net revenues, SG&A expenses decreased slightly to 28.0% of net revenues for the second quarter of fiscal 2003 compared to 28.1% in the second quarter of fiscal 2002.

     Total other expenses decreased to $111,000 for the second quarter of fiscal 2003 from $228,000 in the second quarter of fiscal 2002, due primarily to a currency transaction gain in the current fiscal year as compared to a currency transaction loss incurred by the Company’s U.K. subsidiary in the same period of the prior fiscal year.

     The effective income tax rate for the second quarter of fiscal 2003 remained at 40.0% of pre-tax income.

Six months ended April 30, 2003 compared to six months ended April 30, 2002

     Consolidated net revenues for the first half of fiscal 2003 increased 24.3% to $79,158,000 from $63,683,000 for the same period in fiscal 2002. Net revenues for the domestic segment increased 21.7% to $66,977,000 from $55,025,000 in the first half of fiscal 2002, primarily due to increased net revenues from the Company’s golf related distribution channel which increased 20.8% or $8,256,000, the retail distribution channel which increased 56.2% or $2,143,000 and the corporate distribution channel which increased 18.3% or $1,521,000, each as compared to the same period in the prior fiscal year. Net revenues for the international segment increased 40.7% to $12,181,000 from $8,658,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions as well as a slight increase in other international territories.

     Consolidated gross margin for the first six months of fiscal 2003 increased slightly to 40.3% as compared to 40.2% in the first half of fiscal 2002. This increase was primarily due to improved product sourcing as well as to the positive leverage received from the higher revenues offset by the reductions in selling prices on various styles initiated to meet competitive pricing pressures.

     Consolidated SG&A expenses increased 15.9% to $24,394,000 for the first half of fiscal 2003 from $21,045,000 for the same period in fiscal 2002. As a percentage of revenues, SG&A expenses decreased to 30.8% of net revenues for the first six months of fiscal 2003, as compared to 33.0% for the first six months of fiscal 2002. This decrease as a percentage of net revenues was primarily due to the fixed expenses being spread over a higher net revenues base.

     Total other expenses decreased to $220,000 in the first half of fiscal 2003 from $359,000 in the first six months of fiscal 2002, due primarily to currency transaction gains in the current fiscal year as compared to currency transaction losses incurred by the Company’s U.K. subsidiary and Canadian divisions in the same period of the prior year, partially offset by higher interest expense on increased average borrowing on the Company’s line of credit.

     The effective income tax rate in the first half of fiscal 2003 remained at 40.0% of pre-tax income.

Capital Resources and Liquidity

     The Company’s primary sources of liquidity for the remainder of fiscal 2003 are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. On April 24, 2003, the Company entered into a new business loan agreement with Bank of America, N.A., as the administrative agent, and two other lenders. The new credit facility expires on April 30, 2005 and is collateralized by substantially all of the assets of the

Company. The loan agreement provides a revolving line of credit of $45,000,000 with a seasonal increase in the line of credit to $55,000,000 for each period commencing December 1 through June 15 during the term of the agreement.

     Interest under this loan agreement is currently charged at the bank’s reference (prime) rate. At April 30, 2003, the prime rate was 4.25%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with all such covenants as of April 30, 2003. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $7,128,000 at April 30, 2003 as compared to $11,227,000 at October 31, 2002 under the prior loan agreement. The Company had $18,682,000 outstanding against the line of credit at April 30, 2003, compared to $11,125,000 outstanding at October 31, 2002 under the prior loan agreement. The decrease in outstanding letters of credit and increase in borrowings are primarily due to the seasonality of the Company’s business. At April 30, 2003, $29,190,000 was available for borrowings under this loan agreement.

     Net trade receivables were $48,468,000 at April 30, 2003, an increase of $14,896,000 from the balance at October 31, 2002. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $44,787,000 at April 30, 2002, rather than the year-end balance. The comparison to the second quarter of fiscal 2002 shows an increase of 8.2% in net trade receivables and is in line with the increase in net revenues.

     Net inventories increased 5.3% to $43,371,000 at April 30, 2003 from $41,188,000 at October 31, 2002. Compared to net inventories of $33,788,000 at April 30, 2002, net inventories at April 30, 2003 have increased by 28.4%. The Ashworth® brand inventory increased approximately 14.0% over the prior year. The Callaway Golf apparel brand inventory is approximately $9.9 million in the current year as compared to $4.5 million in the prior year. As the Company is still in a developing stage for the Callaway Golf apparel brand, the higher level of inventory was expected. The Company believes that its current inventory mix is appropriate to respond to market demand.

     During the first six months of fiscal 2003, the Company incurred capital expenditures of $1,646,000 primarily for computer systems and equipment, leasehold improvements and distribution center equipment. The Company anticipates capital spending of approximately $2,554,000 during the remainder of fiscal 2003, primarily on upgrades of computer systems and equipment and outlet stores renovations. Management currently intends to finance the purchase of the Company’s capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate. In addition, the Company continues to evaluate projects that may require additional capital expenditures in connection with the planned expansion of its domestic and international production, distribution and sales.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company which requires certain minimum royalty payments beginning in January 2003. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments.

     Common stock and capital in excess of par value increased by $70,000 in the six months ended April 30, 2003, due to the issuance of shares from the exercise of options.

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

     Based on current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, bank credit facilities and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for at least the next 12 months.

Derivatives

     Although the Company and its subsidiaries did not do so during the first six months of fiscal 2003, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. At April 30, 2003, neither the Company nor any of its subsidiaries was a party to any outstanding foreign exchange contracts.

New Accounting Standards

     In November 2002, the EITF discussed Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The requirements of this Issue for volume-based rebates apply to new arrangements, including modifications of existing arrangements, entered into after November 21, 2002. The adoption of the new accounting for other supplier payments is effective for arrangements entered into or modified after December 31, 2002. Management has reviewed this issue and has determined that as the Company does not receive cash consideration from its vendors, EITF Issue 02-16 does not have a material impact on the Company’s financial position and results of operations. To date, the Company has not received cash consideration from its vendors and has not entered into any arrangements for which the Company would be required to apply the accounting provisions of EITF Issue No.02-16.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 for the quarter ending April 30, 2003. The adoption of SFAS No. 148 has not had a material impact on the Company’s financial position and results of operations.

     On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of FIN No. 46 immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of FIN No. 46 are first required to be applied in the Company’s financial statements as of July 31, 2003. To date, the Company has not created any variable interest entities nor obtained an interest in any variable interest entities for which the Company would be required to apply the consolidation provisions of FIN No. 46.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position and results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

Cautionary Statements and Risk Factors

     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances,

designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens, the popularity of golf decreases or unusual weather conditions cause a reduction in rounds played.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if the Company fails to develop fashions or styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations could suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the core green grass market, the Company’s market share is not as significant as that of its competition. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The outbreak of Severe Acute Respiratory Syndrome has affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is part of the product development process for the Company and if travel to these countries continues to be restricted, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	An increase in terrorist activities, as well as the threat of conflict, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

•	The Company has entered into agreements to purchase land and a building in Oceanside, California and to lease new office and distribution facilities in Basildon, England to replace and expand existing owned and leased office and distribution facilities. The Company’s results of operations could be adversely affected if either of the distribution centers are not operational as anticipated or functionality problems are encountered. Any such delay or operation problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional office or distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facility as soon as, or in the amounts, anticipated.

•	If economic conditions do not improve, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

•	The Company maintains high levels of inventory to support its AuthenticsTM program as well as the Callaway Golf apparel brand. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s long-term debt consists of notes payable which had a total balance of $3,063,000 at April 30, 2003. The debt bears interest at variable and fixed rates ranging from 5.9% to 11.0%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $18,682,000 outstanding at April 30, 2003 on its revolving line of credit with interest charged at the bank’s reference (prime) rate. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the six months ended April 30, 2003 would have resulted in a $15,000 change in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. Although the Company and its subsidiaries did not do so during the first six months of fiscal 2003, from time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. At April 30, 2003, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES.

     The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of a date within 90 days prior to filing of this report on Form 10-Q. Based on this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within required time periods. Subsequent to the date of the evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls. Since there were no significant deficiencies or material weaknesses in the Company’s internal controls, the Company did not take any corrective action.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS – NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES – NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1)	At the Company’s Annual Meeting of Stockholders on March 19, 2003, the following two directors were elected to three-year terms as Class I directors on the Company’s board of directors: Mr. John M. Hanson, Jr. and Mr. Randall L. Herrel, Sr. The following directors continued in office after the meeting but were not elected at the meeting: Messrs. Stephen Bartolin, Jr., Stephen G. Carpenter, Andre P. Gambucci, H. Michael Hecht and James W. Nantz, III.

The stockholder votes on the elections were as follows:

John M. Hanson, Jr.
Number of votes FOR	11,627,027
Number of votes WITHHELD	128,246
Number of broker non-votes	0

Randall L. Herrel, Sr.
Number of votes FOR	11,627,027
Number of votes WITHHELD	128,246
Number of broker non-votes	0

Item 5. OTHER INFORMATION – NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(h)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(i)(1)	Credit Agreement dated April 24, 2003, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(2)	Guaranty Agreement dated April 24, 2003 between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Guarantors and Bank of America, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower.

10(i)(3)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005.

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s

Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(p)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(q)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(r)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania.

10(s)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Randall L. Herrel, Sr.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Terence W. Tsang.

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

ASHWORTH, INC

Date: June 13, 2003	By: /s/ Terence W. Tsang Terence W. Tsang Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Randall L. Herrel, Sr., Chairman, President and Chief Executive Officer of Ashworth, Inc. (the “Company”), certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the Company;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr. Chairman, President and Chief Executive Officer

I, Terence W. Tsang, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Ashworth, Inc. (the “Company”), certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the Company;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/ Terence W. Tsang Terence W. Tsang Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10(i)(1)	Credit Agreement dated April 24, 2003, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(2)	Guaranty Agreement dated April 24, 2003 between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Guarantors and Bank of America, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower.

10(i)(3)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005.

10(i)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005.

10(r)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania.

10(s)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Randall L. Herrel, Sr.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 by Terence W. Tsang.