Form 10-Q
period 2003-07-31
ASHWORTH INC
filed 2003-09-12
CIK 820774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-18553

Ashworth, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	84-1052000 (I.R.S. Employee Identification No.)

2765 LOKER AVENUE WEST
CARLSBAD, CA 92008
(Address of Principal Executive Offices)

(760) 438-6610
(Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at September 8, 2003

$.001 par value Common Stock	13,069,547

-i-

PART I

FINANCIAL INFORMATION

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$4,029,000	$2,336,000
Accounts receivable – trade, net	33,733,000	33,572,000
Accounts receivable – other	2,054,000	1,821,000
Inventories, net	42,321,000	41,188,000
Income tax refund receivable	33,000	246,000
Other current assets	4,448,000	3,284,000
Deferred income tax asset	1,991,000	1,748,000

Total current assets	88,609,000	84,195,000

Property, plant and equipment, at cost	40,625,000	39,167,000
Less accumulated depreciation and amortization	(23,046,000)	(21,278,000)

Total property, plant and equipment, net	17,579,000	17,889,000

Other assets	704,000	891,000

Total assets	$106,892,000	$102,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$6,000,000	$11,125,000
Current portion of long-term debt	284,000	553,000
Accounts payable – trade	7,079,000	6,338,000
Accrued liabilities	3,867,000	3,014,000

Total current liabilities	17,230,000	21,030,000

Long-term debt, net of current portion	2,706,000	2,921,000
Deferred income tax liability	1,134,000	904,000
Other long-term liabilities	436,000	535,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	37,867,000	37,185,000
Retained earnings	47,029,000	40,578,000
Accumulated other comprehensive income (loss)	477,000	(191,000)

Total stockholders’ equity	85,386,000	77,585,000

Total liabilities and stockholders’ equity	$106,892,000	$102,975,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,

	2003	2002	2003	2002

Net revenues	$37,960,000	$36,236,000	$117,118,000	$99,920,000
Cost of goods sold	22,284,000	21,385,000	69,515,000	59,444,000

Gross profit	15,676,000	14,851,000	47,603,000	40,476,000
Selling, general and administrative expenses	12,051,000	15,609,000	36,445,000	36,654,000

Income (loss) from operations	3,625,000	(758,000)	11,158,000	3,822,000
Other income (expense):
Interest income	9,000	7,000	24,000	39,000
Interest expense	(232,000)	(258,000)	(683,000)	(655,000)
Other income	37,000	54,000	253,000	59,000

Total other expense	(186,000)	(197,000)	(406,000)	(557,000)
Income (loss) before provision for income tax expense (benefit)	3,439,000	(955,000)	10,752,000	3,265,000
Provision for income tax expense (benefit)	1,376,000	(382,000)	4,301,000	1,306,000

Net income (loss)	$2,063,000	$(573,000)	$6,451,000	$1,959,000

Net income (loss) per share
Basic:
Weighted average shares outstanding	13,006,000	13,289,000	12,972,000	13,224,000
Net income (loss) per share	$0.16	$(0.04)	$0.50	$0.15
Diluted:
Weighted average shares outstanding	13,211,000	13,289,000	13,124,000	13,597,000
Net income (loss) per share	$0.16	$(0.04)	$0.49	$0.14

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,

	2003	2002

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$8,374,000	$(4,435,000)
Cash flows from investing activities:
Net cash used in investing activities– Purchases of property and equipment	(2,422,000)	(1,854,000)
Cash flows from financing activities:
Principal payments on capital lease obligations	(129,000)	(84,000)
Borrowings on line of credit	37,102,000	32,445,000
Payments on line of credit	(42,227,000)	(28,045,000)
Principal payments on notes payable and long-term debt	(355,000)	(464,000)
Proceeds from issuance of common stock	682,000	980,000

Net cash provided by (used in) financing activities	(4,927,000)	4,832,000
Effect of exchange rate changes on cash	668,000	801,000

Net increase (decrease) in cash and cash equivalents	1,693,000	(656,000)
Cash and cash equivalents, beginning of period	2,336,000	1,055,000

Cash and cash equivalents, end of period	$4,029,000	$399,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2003

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

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results from operations.

Shipping and Handling Expenses

The shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended July 31, 2003 and 2002 were $525,000 and $377,000 respectively. For the nine-month periods ended July 31, 2003 and 2002, shipping expenses were $1,357,000 and $1,378,000 respectively.

NOTE 2 — Inventories.

Inventories consisted of the following at July 31, 2003 and October 31, 2002:

	July 31,	October 31,
	2003	2002

Raw materials	$130,000	$121,000
Work in process	–	356,000
Finished goods	42,191,000	40,711,000

Total inventories, net	$42,321,000	$41,188,000

NOTE 3 — Net Income Per Share Information.

Basic net income per share has been computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based upon the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of common stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based upon the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128:

	Three months ended July 31,		Nine months ended July 31,

	2003	2002	2003	2002

Numerator:
Net income (loss) numerator for basic and diluted income (loss) per share – income (loss) available to common stockholders	$2,063,000	$(573,000)	$6,451,000	$1,959,000

Denominator:
Denominator for basic income (loss) per share – weighted average shares	13,006,000	13,289,000	12,972,000	13,224,000
Effect of dilutive securities:
stock options	205,000	–	152,000	373,000

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	13,211,000	13,289,000	13,124,000	13,597,000

Basic net income (loss) per share	$0.16	$(0.04)	$0.50	$0.15
Diluted net income (loss) per share	$0.16	$(0.04)	$0.49	$0.14

For the quarters ended July 31, 2003 and 2002, the diluted weighted average shares outstanding computation excludes 916,000 and 656,000 options whose impact would have an anti-dilutive effect, respectively. For the nine-month periods ended July 31, 2003 and 2002, the diluted weighted average shares outstanding computation excludes 1,095,000 and 655,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 4 – Stock Option Compensation.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The interim information regarding pro forma net income and earnings per share is required by SFAS No. 123 and SFAS No. 148. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Three months ended July 31,		Nine months ended July 31,

	2003	2002	2003	2002

Net income (loss), as reported	$2,063,000	$(573,000)	$6,451,000	$1,959,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(100,000)	(155,000)	(437,000)	(602,000)

Pro forma net income (loss)	$1,963,000	$(728,000)	$6,014,000	$1,357,000

Net income (loss) per share:
Basic – as reported	$0.16	$(0.04)	$0.50	$0.15
Basic – pro forma	$0.15	$(0.05)	$0.46	$0.10
Diluted – as reported	$0.16	$(0.04)	$0.49	$0.14
Diluted – pro forma	$0.15	$(0.05)	$0.46	$0.10

These pro forma calculations only include the effects of grants made in 1996 through July 31, 2003. As such, the impacts may not be representative of the effects on reported net income in future years.

NOTE 5 – Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income (loss) for the periods presented:

	Three months ended July 31,		Nine months ended July 31,

	2003	2002	2003	2002

Net income (loss)	$2,063,000	$(573,000)	$6,451,000	$1,959,000
Net unrealized losses on cash flow hedges, net of tax	(49,000)	–	(49,000)	–
Foreign currency translation income	151,000	743,000	717,000	801,000

Total comprehensive income	$2,165,000	$170,000	$7,119,000	$2,760,000

NOTE 6 – Legal Proceedings.

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated

Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the discovery process. Based on the current status of the litigation the Company has not booked any provision for settlement charges.

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

NOTE 7 – Segment Information.

The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company has the following two reportable segments: domestic and international. The chief operating decision maker evaluates segment performance based primarily on revenues and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company’s business segments. Segment information is summarized (for the dates or periods presented) below:

	Three months ended July 31,		Nine months ended July 31,

	2003	2002	2003	2002

Net revenues:
Domestic	$31,674,000	$31,184,000	$98,651,000	$86,210,000
International	6,286,000	5,052,000	18,467,000	13,710,000

Total	$37,960,000	$36,236,000	$117,118,000	$99,920,000

Income (loss) from operations:
Domestic	$2,877,000	$(848,000)	$8,344,000	$3,269,000
International	748,000	90,000	2,814,000	553,000

Total	$3,625,000	$(758,000)	$11,158,000	$3,822,000

	July 31,	October 31,
	2003	2002

Total assets:
Domestic	$87,746,000	$86,198,000
International	19,146,000	16,777,000

Total	$106,892,000	$102,975,000

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

     Because the Company’s business is seasonal, the current balance sheet balances at July 31, 2003 may more meaningfully be compared to the balances at July 31, 2002, rather than to the balances at October 31, 2002.

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

     Revenue Recognition. Based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at the time of shipment, the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $526,000 at July 31, 2003 compared to $535,000 at October 31, 2002 and $653,000 at July 31, 2002.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. During the second quarter of fiscal 2003, the Company wrote off the $2.5 million unpaid principal balance of an unsecured promissory note and approximately $2.0 million of receivables due from a national retail customer which had filed for protection under U.S. bankruptcy laws, against the $4.5 million previously reserved by the Company for these specific receivables. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $33.7 million, net of allowances for doubtful accounts of $1.1 million, at July 31, 2003, as compared to the balance of $33.6 million, net of allowances for doubtful accounts of $3.2 million, at October 31, 2002. At July 31, 2002, the trade accounts receivable balance was $38.8 million, net of allowances for doubtful accounts of $3.3 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $42.3 million, net of inventory write-downs of $1.0 million, at July 31, 2003, as compared to an inventory balance of $41.2 million, net of inventory write-downs of $1.0 million at October 31, 2002. At July 31, 2002, the inventory balance was $38.9 million, net of inventory write-downs of $1.5 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. At July 31, 2003, the Company had $0.6 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract.

Results of Operations

Third quarter 2003 compared to third quarter 2002

     Consolidated net revenues for the third quarter of fiscal 2003 increased 4.8% to $37,960,000 from $36,236,000 for the same period in 2002. Net revenues for the domestic segment increased 1.6% to $31,674,000 for the current quarter from $31,184,000 in the third quarter of 2002, primarily due to increased revenues from the Company’s retail distribution channel resulting from an increase in the number of doors selling the Company’s product line as well as increased revenues from the corporate distribution channel. These increases were partially offset by the decline in revenues in the green grass and off-course specialty distribution channel primarily due to the generally weak industry wide trends. Net revenues for the international segment increased 24.4% to $6,286,000 for the current quarter from $5,052,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $469,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during the third quarter of fiscal 2003, partially offset by slight decreases in other international territories.

     Consolidated gross margin for the third quarter of fiscal 2003 increased 30 basis points to 41.3% as compared to 41.0% for the same quarter a year earlier. This improvement was primarily due to improved sourcing. The Company continues to benefit from operational initiatives designed to improve its execution and profitability.

     Consolidated selling, general and administrative (“SG&A”) expenses decreased 22.8% to $12,051,000 for the third quarter of fiscal 2003 from $15,609,000 for the same period in fiscal 2002. As a percent of net revenues SG&A expenses were 31.8% for the third quarter of fiscal 2003 as compared to 43.1% for the same period of the prior year. In the third quarter of fiscal 2002 the Company booked $4,250,000 additional bad debt reserve for the national retail account that defaulted on its debt to the

Company. Excluding the $4,250,000 additional bad debt reserve, the SG&A expenses would have totaled $11,359,000 or 31.4% of net revenue, in the third quarter of fiscal 2002 and the Company’s SG&A expenses for the third quarter of fiscal 2003 would have increased 6.1%. The 6.1% increase is due to variable costs associated with higher revenues, higher insurance costs and planned investments to build awareness and enhance our infrastructure. The Company believes that excluding the effect of the increase in reserve for bad debts booked in the third quarter of fiscal 2002 for the single customer filing for protection under the U.S. bankruptcy laws provides additional information to investors to better understand the impact the transaction had on the Company’s performance for the third quarter of 2003 as compared to the same quarter of fiscal 2002 and, therefore, the adjusted consolidated SG&A expenses measure is useful to investors.

     Total other expense decreased to $186,000 for the third quarter of fiscal 2003 from $197,000 in the third quarter of fiscal 2002, primarily due to lower interest expense resulting from lower interest rates on lower average borrowings under the Company’s line of credit.

     The effective income tax rate for the third quarter of fiscal 2003 remained at 40.0% of pre-tax income.

Nine months ended July 31, 2003 compared to nine months ended July 31, 2002

     Consolidated net revenues for the first nine months of fiscal 2003 increased 17.2% to $117,118,000 from $99,920,000 for the same period in fiscal 2002. Net revenues for the domestic segment increased 14.4% to $98,651,000 from $86,210,000 in the first nine months of fiscal 2002 primarily due to the addition of the Callaway Golf apparel line which was introduced in April 2002. The Company experienced growth in all three of its primary domestic distribution channels. Net revenues from the Company’s retail distribution channel increased 60.0%, net revenues from the Company’s green grass and off-course specialty distribution channel increased 12.1% and net revenues from the Company’s corporate distribution channel increased 10.9%. Net revenues for the international segment increased 34.7% to $18,467,000 from $13,710,000 for the same period of the prior fiscal year. The increase was primarily due to the higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $1,397,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during the first nine months of fiscal 2003 as well as a slight increase in other international territories.

     Consolidated gross margin for the first nine months of fiscal 2003 improved slightly to 40.7% as compared to 40.5% in the first nine months of fiscal 2002. The improvement was primarily due to improved sourcing partially offset by price compression.

     Consolidated SG&A expenses decreased 0.6% to $36,445,000 for the first nine months of fiscal 2003 from $36,654,000 for the same period in fiscal 2002. As a percent of net revenues SG&A expenses were 31.1% for the third quarter of fiscal 2003 as compared to 36.7% for the same period of the prior year. In the third quarter of fiscal 2002 the Company booked $4,250,000 additional bad debt reserve for the national retail account that defaulted on its debt to the Company. Excluding the $4,250,000 additional bad debt reserve, the SG&A expenses would have totaled $ 32,404,000 or 32.4% of net revenues in the first nine months of fiscal 2002, and the Company’s SG&A expenses for the first nine months of fiscal 2003 would have increased 12.5%. The 12.5% increase is primarily due to variable costs associated with higher revenues. The Company believes that excluding the effect of the increase in reserve for bad debts booked in the third quarter of fiscal 2002 for the single customer filing for protection under the U.S. bankruptcy laws provides additional information to investors to better understand the impact the transaction had on the Company’s performance for the first nine months of 2003 as compared to the same period of fiscal 2002 and, therefore, the adjusted consolidated SG&A expenses measure is useful to investors.

     Total other expense decreased to $406,000 in the first nine months of fiscal 2003 from $557,000 during the same period of fiscal 2002, due primarily to higher currency transaction gains in the first nine months of the current year as compared to the same period of the prior fiscal year by the Company’s U.K. subsidiary and Canadian divisions.

     The effective income tax rate in the first nine months of fiscal 2003 remained at 40.0% of pre-tax income.

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

     Interest under this loan agreement is currently charged at the bank’s reference (prime) rate. At July 31, 2003, the prime rate was 4.00%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with all such covenants as of July 31, 2003. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $5,998,000 at July 31, 2003 as compared to $11,227,000 at October 31, 2002 under the prior loan agreement. The Company had $6,000,000 outstanding against the line of credit at July 31, 2003, compared to $11,125,000 outstanding at October 31, 2002 under the prior loan agreement. The decrease in outstanding letters of credit and borrowings is primarily due to the seasonality of the Company’s business as well as better working capital management. At July 31, 2003, $33,002,000 was available for borrowings under this loan agreement.

     Net trade receivables were $33,733,000 at July 31, 2003, an increase of $161,000 from the balance at October 31, 2002. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $38,766,000 at July 31, 2002, rather than the year-end balance. The comparison of the third quarter fiscal 2003 balance to the third quarter fiscal 2002 balance shows a decrease of 13.0% in net trade receivables while net revenues increased 4.8% for the comparable quarter. This decrease is primarily due to tighter internal controls and more timely collections.

     Net inventories increased 2.8% to $42,321,000 at July 31, 2003 from $41,188,000 at October 31, 2002. Compared to net inventories of $38,857,000 at July 31, 2002, net inventories at July 31, 2003 have increased by 8.9%, primarily due to the addition of the Callaway Golf apparel line. The Company believes that its current inventory mix is appropriate to respond to market demand.

     During the first nine months of fiscal 2003, the Company incurred capital expenditures of $2,422,000 primarily for computer systems and equipment, leasehold improvements and distribution center equipment. The Company anticipates capital spending of approximately $1,000,000 during the remainder of fiscal 2003, primarily on upgrades of computer systems and equipment and outlet stores renovations. Except for the equipment lease related to the equipment required for the operation of the Company’s new distribution center, as discussed hereafter, management currently intends to finance the purchase of the Company’s capital equipment from its own cash resources, but may use other leases or equipment financing agreements if deemed appropriate. In addition, the Company continues to evaluate projects that may require additional capital expenditures in connection with the planned expansion of its domestic and international production, distribution and sales.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company which requires certain minimum royalty payments beginning in January 2003. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments.

     Common stock and capital in excess of par value increased by $682,000 in the nine months ended July 31, 2003 due to the issuance of shares from the exercise of options.

     On October 25, 2002, the Company entered into an agreement to purchase land and a building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building, to be constructed with approximately 238,000 square feet of useable space, will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. Subject to timely completion of construction, the purchase agreement obligates the Company to purchase the land and building in the first half of fiscal year 2004 for approximately $15.0 million. The Company has also entered into a contingent lease agreement which obligates the Company to pay a monthly base rent plus standard common area maintenance (“CAM”) charges for a term of 10 years. The lease would take effect only if the land and building purchase is not completed due to certain defaults by the Company, as specified in the purchase agreement. The base rent and CAM payments under the conditional lease would start on the date 30 days after substantial completion of the improvements. The base rent would be calculated according to a specified formula based on the purchase price under the purchase agreement, expected interest rates and other criteria. If the Company were to default on the purchase agreement, monthly rental under the lease agreement is currently estimated to commence at approximately $132,000 and the monthly CAM charges are currently estimated to commence at approximately $27,000. The Company is not obligated to make any deposits or progress payments under the purchase agreement unless the Company makes change requests which require a deposit that exceeds a certain dollar limit. The Company plans to, and management believes it will be able to, obtain a long-term loan separate from the line of credit agreement to finance the purchase of the land and the building.

     On June 23, 2003 the Company entered into a Master Equipment Lease Agreement to lease the equipment required for the operation of the Company’s new distribution center in Oceanside, California. From time to time, commencing approximately June 26, 2003, the lessor will make progress payments to the equipment manufacturer during the period when the equipment is being purchased, assembled, installed and/or tested as required by the purchase agreement between the supplier and the Company. The Company is obligated to pay interim rent on any progress payments made by the lessor consisting of the interest charged at the prime rate plus one-half of one percentage point per annum based on a 360 day year, monthly from the date of the progress payment until the end of the interim term. The interim term starts as of the date of the first progress payment and ends on the rent commencement date which will be either when the lessor receives an executed certificate of acceptance for the equipment from the Company or the date when lessor disburses funds for the purchase of the equipment.

     Based on current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand, borrowings under its bank credit facility and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

     At July 31, 2003 and October 31, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Derivatives

     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. At July 31, 2003, the notional amount of these foreign exchange contracts designated as cash flow hedges was $4,582,000 with an unrealized after tax loss of $49,000.

New Accounting Standards

     On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of FIN No. 46 immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of FIN No. 46 are first required to be applied in the Company’s financial statements as of July 31, 2003. To date, the Company has not created any variable interest entities nor obtained an interest in any variable interest entities for which the Company would be required to apply the consolidation provisions of FIN No. 46.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

     The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position and results of operations.

Cautionary Statements and Risk Factors

     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens, the popularity of golf decreases or unusual weather conditions cause a reduction in rounds played.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations could suffer if the Company fails to develop fashions or styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations could suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the core green grass market, the Company’s market share is not as significant as that of its competition. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The outbreak of Severe Acute Respiratory Syndrome affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is part of the product development process for the Company and if travel to these countries is again restricted by a similar outbreak, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales.

•	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

•	The Company has entered into agreements to purchase land and a building in Oceanside, California and to lease new office and distribution facilities in Basildon, England to replace and expand existing owned and leased office and distribution facilities. The Company’s results of operations could be adversely affected if either of the distribution centers are not operational as anticipated or functionality problems are encountered. Any such delay or operation problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional office or distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

•	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

•	The Company maintains high levels of inventory to support its Authentics (TM) program as well as the Callaway Golf apparel brand. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s debt consists of notes payable which had a total balance of $2,990,000 at July 31, 2003. The debt bears interest at variable and fixed rates ranging from 5.9% to 8.3%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $6,000,000 outstanding at July 31, 2003 on its revolving line of credit with interest charged at the bank’s reference (prime) rate. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the nine months ended July 31, 2003 would have resulted in a $22,000 decrease in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. At July 31, 2003, the notional amount of these foreign exchange contracts designated as cash flow hedges was $4,582,000 with an unrealized after tax loss of $49,000.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

     We have made no significant change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the discovery process. Based on the current status of the litigation the Company has not booked any provision for settlement charges.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS – Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES — Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Not applicable.

Item 5. OTHER INFORMATION — Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(h)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(i)(1)	Credit Agreement dated April 24, 2003, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(2)	Guaranty Agreement dated April 24, 2003 between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Guarantors and Bank of America, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(i)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference)

10(i)(3)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005 (filed as Exhibit 10(i)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Offer and Acceptance of Executive Employment effective November 29, 1999 by and between Ashworth, Inc. and Anthony Wilkinson (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(p)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(q)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(r)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10(r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(s)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(t)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited.

10(u)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

*     Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

On June 5, 2003, the Company filed a report on Form 8-K dated June 5, 2003 furnishing the press release reporting the results of operations for the second quarter fiscal 2003 and first six months ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: September 12, 2003	By: /s/ Terence W. Tsang

Terence W. Tsang Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10(t)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited.

10(u)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.