Form 10-K
period 2003-10-31
ASHWORTH INC
filed 2004-01-29
CIK 820774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     The aggregate market value of the Registrant’s common stock held by nonaffiliates based upon the last reported sales price of its common stock on April 30, 2003 as reported on the NASDAQ National Market was $73,318,000.

     There were 13,310,069 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     PART III incorporates certain information by reference from the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2003 pursuant to Regulation 14A, which information is incorporated herein by reference.

CAUTIONARY STATEMENTS AND RISK FACTORS

This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, domestic and foreign distribution centers, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

ú	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases or if unusual weather conditions cause a reduction in rounds played.

ú	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

ú	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

ú	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

ú	The outbreak of Severe Acute Respiratory Syndrome affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

ú	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer.

ú	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales and have lower gross profit margins.

ú	An increase in terrorist activities, as well as the continued conflicts around the world, would likely

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

ú	The Company has entered into agreements to purchase land and a building in Oceanside, California and to lease new office and distribution facilities in Basildon, England to replace and expand existing owned and leased office and distribution facilities. The Company’s results of operations would be adversely affected if the Oceanside distribution center is not operational as anticipated or functionality problems are encountered. Any such delay or operation problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

ú	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

ú	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

ú	The Company maintains high levels of inventory to support its Authentics™ program as well as the Callaway Golf apparel brand. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

2004 ANNUAL MEETING OF STOCKHOLDERS

     The Company’s annual meeting of stockholders will be held at 8:00 a.m. on Wednesday, March 24, 2004 at the Company’s corporate headquarters at 2765 Loker Avenue West, Carlsbad, California.

PART I

Item 1. BUSINESS.

GENERAL DESCRIPTION OF THE COMPANY

     Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms “we,” “us,” “our,” “Ashworth” and the “Company” refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets and distributes quality sports apparel, headwear and accessories under the Ashworth® label. In 2001, the Company entered into a multi-year licensing agreement to design, source, market and sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia.

     The Company has wholly-owned subsidiaries that currently own and operate seven Company outlet stores. A wholly-owned United Kingdom subsidiary distributes our products in Europe. In fiscal 2003, the Company completed the dissolution of its wholly-owned subsidiary in the Virgin Islands due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

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

Available Information

     Our website address is www.ashworthinc.com. You may obtain free electronic copies of our reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Info” portion of our website, under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.

ASHWORTH PRODUCTS

     The Ashworth Men’s Division designs Authentics™, fashion, Ashworth 7™ and Weather Systems® collections. Each fashion collection typically consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.

     The Ashworth Women’s Division designs Authentics™, Weather Systems® and fashion collections. The collections focus on timeless, elegant designs that are functional and sophisticated for the woman with a fashion sense and an active lifestyle.

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

DISTRIBUTION CHANNELS

     Approximately 88% of our products are currently warehoused in and shipped from Ashworth’s distribution facilities in Carlsbad, California and approximately 12% are drop-shipped from off-shore factories directly to our international distributors, Ashworth, U.K. Ltd., Ashworth Canada and Ashworth Golf Apparel Canada. The Company has entered into an agreement to purchase land and a new 203,000 square foot distribution center to be built to the Company’s specifications on a 15.5 acre site in Oceanside, California, to replace the Company’s existing Carlsbad distribution facilities. The new distribution center is expected to be operational in late fiscal 2004.

     The Company currently distributes and sells its products primarily through the following distribution channels:

U.S. Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops

     The Company’s core customers are golf pro shops located at golf courses and resorts as well as off-course golf-theme specialty retailers. The Company refers to this channel as the green grass distribution channel. According to the 2003 Darrell Survey, a leading golf industry consumer usage survey, Ashworth was the leading golf apparel company in the United States with a 12.6% share in shirt usage among golfers. The Company currently distributes its products in nearly all of the 50 states.

U.S. Department Stores and Specialty Stores

     The Company currently sells its products to selected upscale department and specialty stores, including Parisian, Belk, Bloomingdale’s, Marshall Fields, Lord & Taylor and Nordstrom.

U.S. Corporate Market

     The Company markets to top specialty-advertising firms that re-sell the Company’s products to Fortune 500 companies and other major corporations for use in their company stores, sales meetings, catalogs and corporate events.

International Market

     The Company has a wholly-owned subsidiary in Essex, England that distributes Ashworth products and Callaway Golf apparel to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Ireland and Portugal. In 1998, the Company opened one division, operated by Almec Leisure Group pursuant to a management agreement, to sell and distribute its Ashworth products in Canada. In 2002, the Company opened a second division in Canada, operated by S&P Apparel, Inc. pursuant to a management agreement, to distribute its Callaway Golf apparel in Canada.

     The Company has entered into licensing and distribution agreements with various partners in countries such as Japan, Hong Kong, Singapore, Taiwan, South Africa and South Korea. Under these agreements, the licensees will import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.

     The Company also uses distributors to sell Ashworth products in other countries such as United Arab Emirates and Mexico.

Ashworth Retail Stores

     The Company operates, through wholly-owned subsidiaries, seven retail stores in California, Texas, Colorado, Arizona, Utah and Nevada. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. The Company also sells its excess and irregular inventory from time to time through better clearance retailers.

Ashworth Concept Store

     The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to sell lifestyle products. The Company closed the store in Costa Mesa on October 1, 2003 and is in the process of dissolving the subsidiary.

SALES AND MARKETING

     The Company’s products are sold in the United States, Europe and Canada largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has approximately 170 independent sales representatives worldwide. The Company also uses several different distributors and licensees in various international locations.

     In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has golf celebrities who wear and endorse the Company’s products. At October 31, 2003 they were: (1) Fred Couples, (2) Stuart Appleby, (3) Rich Beem, (4) Chris DiMarco, (5) Scott Verplank, (6) Rocco Mediate, (7) Johnny Miller, (8) Pat Bates, (9) Allen Doyle, (10) Bruce Leitzke, (11) Bruce Summerhayes, (12) Kelly Robbins and (13) Jim Nantz, a popular CBS sports announcer. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.

     The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.

     Ashworth continued its in-store shop program in 2003 and now has a distinct in-store presence in many locations throughout the United States, Europe and Canada. This modular fixture program is designed to help create an in-store shop for Ashworth products coupled with pictures and displays of our spokespersons and golf professionals.

     In an effort to introduce new young customers to the Ashworth brand, the Company supports high school and collegiate golf by providing team uniforms to selected high school, college and university golf teams. The Company has a sponsorship agreement with the American Junior Golf Association whereby the Company makes an annual cash contribution and provides shirts for the participants in four specific events.

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

     Net revenues in fiscal 2003 were $149,438,000, an increase of 15.6% from net revenues of $129,286,000 in fiscal 2002. During the last three fiscal years, the Company had the following domestic and international revenues:

	Years Ended October 31,
	2003	2002	2001

	(In thousands)
Consolidated Net Revenues:
Domestic	$126,380	$111,706	$109,517
International:
Ashworth U.K. Ltd.	14,245	11,051	9,133
Other international jurisdictions	8,813	6,529	7,910

Total International	23,058	17,580	17,043
Total Net Revenues	$149,438	$129,286	$126,560

     See “Note 1 of Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies, Business,” for revenues, operating income and identifiable assets of Ashworth U.K., Ltd., and “Note 11, Segment Information” for market segment information.

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

     At December 31, 2003, we had a sales order backlog of approximately $56,050,000 from independent third parties, which is approximately $8,963,000 higher than the comparable backlog last year. Backlog reflects sales orders that are placed with the Company prior to the quarter in which the goods are to be shipped, as opposed to “at-once” sales orders that are received in the quarter in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately June 2004. The amount of the sales order backlog at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company’s ability to ship on time, and the timing of customers’ orders. Accordingly, a comparison of sales order backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, sales orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

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

COMPETITION

     According to the 2003 Darrell Survey, the Ashworth brand was the leader in the Company’s core green grass market in 2003, with a 12.6% share in shirt usage among golfers. The Company’s share of other markets, including upscale department stores and the corporate market, is less significant. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the golf apparel market in recent years. Many of the Company’s competitors have greater financial resources. Ashworth competes with other golf apparel manufacturers on design, product quality, customer servicing and brand image.

PRODUCT SOURCING

     Ashworth sources its products in the following ways:

     Contract Manufacturing: At the beginning of fiscal 2000, starting with the Spring 2000 line, Ashworth ceased most contract manufacturing and stopped purchasing its own raw materials.

     Ready-Made Finished Goods: During fiscal 2003, nearly all of the Company’s production was through “full package” purchases of ready-made goods, manufactured to the Company’s quality and styling specifications domestically and by sources outside of the United States. In fiscal 2003, approximately 80% of the Company’s finished goods were made in Asian countries while approximately 20% were made in the Caribbean Basin, Central and South America, Europe and the United States. Asian countries where our goods were manufactured included China, Hong Kong, Indonesia, Korea, Macau, Malaysia, the Philippines, Sri Lanka, Taiwan, Thailand, India, Brunei and Bahrain.

     In-House Embroidery: Ashworth embroiders custom golf course, tournament and corporate logos in-house using approximately 65 multi-head, computer-controlled embroidery machines with a total of approximately 570 sewing heads. The embroidery design library contains over 48,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 90,000 logos per week on approximately 70,000 garments.

TRADEMARKS AND LICENSE

     The Company owns and utilizes several trademarks, principal among which are the Ashworth typed and design marks, the Golfman design mark, and the Weather Systems stylized mark. The Ashworth typed and design marks, the Golfman design marks and the Weather Systems stylized mark have been registered for apparel, shoes, leather goods and/or golf bags on the Principal Register of the United States Patent and Trademark Office. Additionally, the Company has several other pending trademark applications in the United States.

     The Company has registered the Ashworth typed and design marks, the Golfman design marks and/or the Weather Systems stylized marks as well as has pending applications for apparel, shoes, leather goods and/or golf bags internationally. The application process varies from country to country and can take approximately one to three years to complete.

     The Company has three EZ-TECH applications pending in the United States, Canada and the European Union. The Company also has ASHWORTH 7 as a registered mark in the United States and Japan and several pending applications in other countries.

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

     Callaway Golf is a trademark of Callaway Golf Company. The Company is an Official Apparel Licensee of Callaway Golf Company. The Company has licensed the use of the Callaway Golf trademark pursuant to a multi-year licensing agreement to design, source and sell Callaway Golf brand apparel primarily in the United States, Europe, Canada and Australia. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement.

EMPLOYEES

     At December 31, 2003, Ashworth had approximately 400 regular employees and 135 seasonal temporary employees. Ashworth considers its labor relations to be generally good.

Item 2. PROPERTIES.

     The Company owns two buildings located on Loker Avenue West in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000. The buildings include a total of approximately 78,000 square feet, consisting of space for embroidery, warehousing and distribution functions. The mortgage on these two buildings was refinanced on December 1, 2000 for $3,000,000 amortized over 25 years but is due and payable in five years on December 1, 2005. The Company has entered into an agreement to sell the two buildings for approximately $5,747,000 and is currently in escrow. The Company has negotiated a form of lease and on close of escrow the Company intends to enter into a lease agreement to lease the facility from the new owner. The term of the lease is anticipated to commence on the close of escrow and terminate on December 31, 2004, with an option to renew the term of the lease for a period of 60 days with written notice of intent to exercise the option due at least 90 days prior to the expiration of the initial term of the lease. Under the terms of the form of lease, the Company would pay monthly rent of approximately $47,000 plus taxes, insurance and utilities.

     The Company has entered into an agreement to purchase land and a new 203,000 square foot distribution center to be built to the Company’s specifications on a 15.5 acre site in Oceanside, California. The proposed building will replace the Company’s existing distribution facilities currently operating out of five separate owned or leased buildings in Carlsbad, California. The new distribution center is expected to be operational in late fiscal 2004.

     The Company and its subsidiaries currently have the following leases for administrative and distribution facilities, as well as store leases for retail space:

		Lease	Min./Current	Maximum
	Square	Expiration	Base Rent	Base Rent
Location	Footage	Date	Per Month	Per Month

			($)	($)
Administrative and Distribution Centers:
Carlsbad, CA	93,900	12/31/05	86,502	92,663
Essex, England	31,900	8/31/13	32,758	32,758
Retail Stores:
Barstow, CA	3,400	9/30/04	6,378	6,378
Park City, UT	2,250	5/31/05	3,762	3,762
Silverthorne, CO	2,250	6/30/05	4,474	4,474
San Marcos, TX	3,000	8/31/05	5,642	5,642
Phoenix, AZ	4,000	9/30/05	6,972	6,972
Vacaville, CA	2,500	11/30/05	5,798	5,798
Las Vegas, NV	2,450	9/30/06	4,855	4,855

     The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.

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

	High	Low

Fiscal 2002
Quarter ended January 31, 2002	$7.89	$4.56
Quarter ended April 30, 2002	9.00	6.78
Quarter ended July 31, 2002	9.91	5.22
Quarter ended October 31, 2002	6.25	4.54

	High	Low

Fiscal 2003
Quarter ended January 31, 2003	$7.00	$5.00
Quarter ended April 30, 2003	6.50	5.00
Quarter ended July 31, 2003	7.60	5.44
Quarter ended October 31, 2003	8.70	6.66

Holders

     The Company has only one class of common stock. As of December 31, 2003, there were 491 stockholders of record and approximately 4,200 beneficial owners of the Company’s common stock.

Dividends

     No dividends have ever been declared with respect to the Company’s common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2003, 2002 and 2001 and the balance sheet data as of October 31, 2003 and 2002 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2000 and 1999 and the balance sheet data as of October 31, 2001, 2000 and 1999 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

	Years Ended October 31,
	2003	2002	2001	2000	1999

	(In thousands, except for per share amounts)
Statement of Income Data:
Net revenues	$149,438	$129,286	$126,560	$127,713	$109,286
Gross profit	60,811	52,189	50,112	50,750	40,728
Selling, general and administrative expenses	48,080	47,279	43,951	38,369	34,232
Income from operations	12,731	4,910	6,161	12,381	6,496
Net income	7,328	2,509	2,828	6,597	3,817
Net income per basic share	0.56	0.19	0.22	0.49	0.27
Weighted average basic shares outstanding	13,006	13,202	13,140	13,406	14,035
Net income per diluted share	0.56	0.19	0.21	0.49	0.27
Weighted average diluted shares outstanding	13,198	13,487	13,408	13,467	14,045

	As of October 31,
	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Working capital	$74,242	$63,165	$56,927	$59,996	$57,734
Total assets	106,036	102,975	93,656	87,371	80,106
Long-term debt (less current portion)	2,631	2,921	3,166	3,293	2,764
Stockholders’ equity	88,555	77,585	74,994	71,974	69,426

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $728,000 at October 31, 2003 compared to $535,000 at October 31, 2002.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. During the second quarter of fiscal 2003, the Company wrote off the $2.5 million unpaid principal balance of an unsecured promissory note and approximately $2.0 million of receivables due from a national retail customer which had filed for protection under U.S. bankruptcy laws, against the $4.5 million reserved in fiscal 2002 by the Company for these specific receivables. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $31.0 million, net of allowances for doubtful accounts of $1.3 million, at October 31, 2003 as compared to the balance of $33.6 million, net of allowances for doubtful accounts of $3.2 million, at October 31, 2002 which includes a reserve of approximately $2.0 million for the receivables due from a national retail customer discussed above.

     Inventory. The Company writes down its inventory by amounts equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $44.5 million, net of inventory write-downs of $1.0 million, at October 31, 2003, as compared to an inventory balance of $41.2 million, net of inventory write-downs of $1.0 million, at October 31, 2002. The inventory balance increased as compared to the prior fiscal year-end due to the addition of the Callaway Golf apparel product line. The Ashworth brand inventory declined approximately 5% as compared to the prior fiscal year.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. At October 31, 2003 the Company had $472,000 of the APCs remaining and management expects to fully utilize them over their remaining life.

Off-Balance Sheet Arrangements

     At October 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview

     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel under the Ashworth and Callaway Golf apparel brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores and to top specialty-advertising firms for the corporate market. Nearly all of the Company’s production in fiscal 2003 was through “full package” purchases of ready-made goods with approximately 80% of it manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament and corporate logos for its customers.

     Fiscal 2003 was another challenging but successful year for the Company. The Company was tested by one of the toughest global economies in decades, continuing global terrorism and SARS, all of which impacted travel, resort business and general corporate spending. The Company believes that the new Ashworth multi-channel, multi-brand business strategy produced above average results in the industry despite these challenging external conditions. The Company achieved record sales and earnings in 2003.

     In fiscal 2003 Ashworth continued implementing its new business model as well as building the Ashworth brand while successfully completing the first full year of operation with the new Callaway Golf apparel line. The prestigious Darrell Survey®, a leading golf industry consumer survey, once again named the Ashworth brand the leading brand in shirt usage in America. The Ashworth brand has now been ranked as the #1 brand for eight years in a row. The Ashworth brand was also named “the best men’s fashion brand” in Europe by Today’s Golfer® magazine. The new brand at Ashworth, Inc., Callaway Golf apparel, was successfully launched in the middle of fiscal 2002. Fiscal 2003 sales for the first full year of operation equaled approximately $30 million.

     Innovation. The Company continues to emphasize innovation and new products. Staying ahead of the curve and giving its customers new and better products enables the Company to remain strong in very competitive industry conditions and during tough economic times. Launched in 2002, the EZ-TECH™ product, which is 100% cotton, resists fading, pilling and wicks moisture, has continued to sell well. This fabrication was purchased by over two-thirds of the Company’s global account base in fiscal 2003.

     Global Distribution. The Ashworth brand truly has global distribution. Within the last few years the Company’s subsidiaries, distributors and licensees are now selling Ashworth product in China, Russia, Poland, Slovakia, Mexico, South Korea and will soon be restarting its business in Japan with a new licensee. The Company’s Callaway Golf apparel license is primarily focused in the United States, Europe and Canada.

     Preparing For Additional Growth. The Company has taken on two significant operational projects in fiscal 2003. The first was moving into a much needed and larger European embroidery, distribution and sales center. The European team successfully accomplished this in September of 2003. The second and larger project was the design and development of a new embroidery and distribution center in Oceanside, California, near our global headquarters. Our goal is to move into this facility late in fiscal 2004.

     Results of Operations. The Company’s performance, as discussed below, is notable in light of a continuing weak golf and retail industry and challenging economic environment during the fiscal year. The Company believes these favorable results are due to its successful multi-brand, multi-channel global business strategy, which was fully implemented in fiscal 2003. Overall, performance from the Company’s multiple distribution channels was encouraging.

     The growth in the Company’s domestic retail channel was fueled by an increase in the number of department stores and an increase in the average sales per door resulting from having two strong brands with innovative designs. The Company believes that department store merchants are supporting this growth because of its performance in-store and its ability to generate good gross margins for them in difficult times. More lifestyle and non-golf product also helped fuel this growth. The growth in the domestic green grass channel was driven by substantial growth from the Callaway Golf apparel line as well as an increase in the number of accounts for the Ashworth brand. The average sale per account was slightly down for the Ashworth brand due to conservative buying trends in the golf industry and slightly up for Callaway Golf apparel. While historically the corporate channel has grown quite steadily, the Company believes that the slower growth in this channel was primarily due to external factors such as the economy and corporate belt tightening.

     The net revenues in the Company’s European distribution channel again showed strong growth this fiscal year. The growth was driven by a larger base of accounts as well as higher average sales per door. Both Ashworth and Callaway Golf apparel brands grew. The growth in the Company’s Canadian distribution channel was fueled by increased average sales in the Ashworth brand as well as growth from Callaway Golf apparel.

Fiscal 2003 Compared To Fiscal 2002

     Consolidated net revenues were $149,438,000 for fiscal 2003, an increase of 15.6% from net revenues of $129,286,000 in fiscal 2002. The increase resulted primarily from the addition of the Callaway Golf apparel product line, which had its first full year of operation in fiscal 2003, as well as an increase in the retail distribution channel due to an increase in number of doors. During the fourth quarter of fiscal 2003, net revenues increased $2,954,000 as compared to the same period of the prior year due to increased sales of Ashworth and Callaway Golf apparel branded products in various channels of distribution. Domestic net revenues for fiscal 2003 increased 13.1% to $126,380,000 from $111,706,000 in fiscal 2002 primarily due to increased net revenues in green grass and off-course specialty stores, which increased by $6,914,000 or 8.9%, in retail channels, including the Company owned stores, which increased by $6,029,000 or 42.9%, and corporate, which increased by $1,731,000 or 8.6% as compared to fiscal 2002. International net revenues increased by $5,478,000 or 31.2% to $23,058,000 in fiscal 2003 from $17,580,000 in fiscal 2002. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $1,635,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during fiscal 2003. Net revenues from the Company’s U.K. subsidiary in fiscal 2003 increased by $3,194,000 or 28.9% and revenue from the Canadian divisions increased by $1,922,000 or 50.6% as compared to net revenues in fiscal 2002.

     The gross profit margin for fiscal 2003 increased slightly to 40.7% as compared to 40.4% in fiscal 2002 primarily due to improved sourcing and inventory management systems.

     Selling, general and administrative (“SG&A”) expenses increased 1.7% to $48,080,000 in fiscal 2003 compared to $47,279,000 in fiscal 2002. As a percent of net revenue, SG&A expenses decreased to 32.2% of net revenues in fiscal 2003 as compared to 36.6% in fiscal 2002. Excluding the additional $4.25 million pre-tax bad debt reserve taken in the third quarter of fiscal 2002, the SG&A expenses in fiscal 2003 would have increased 11.7% in total expenditures as compared to the same period in fiscal 2002 but would still have decreased as a percent of net revenues from 33.3% in fiscal 2002. The Company believes that excluding the effect of the increase in reserve for bad debts booked in the third quarter of fiscal 2002 for the single customer filing for protection under the U.S. bankruptcy laws provides additional information to investors to better understand the impact the transaction had on the Company’s performance for fiscal 2003 as compared to fiscal 2002 and, therefore, the adjusted SG&A measure is useful to investors. Total SG&A expenditures increased primarily due to the increase in sales related variable expenses related to commissions and royalties. The decrease in SG&A as a percent of net revenues resulted from the fixed expenses being spread over higher net revenues.

     Net other expenses were $517,000 for fiscal 2003 compared to $728,000 in fiscal 2002 primarily due to increased foreign exchange gains in fiscal 2003. Foreign exchange gains increased to $343,000 in fiscal 2003 from $74,000 in fiscal 2002 primarily due to the strengthening British pound and the Canadian dollar. Interest expense increased slightly to $876,000 in fiscal 2003 from $842,000 in fiscal 2002 due primarily to costs associated with the new line of credit facility negotiated with the Company’s bank.

     The effective income tax rate applicable to the Company for fiscal 2003 remained at 40.0%.

     During fiscal 2003, the Company earned net income of $7,328,000 as compared to net income of $2,509,000 in the prior year. The increase in net income for fiscal 2003 was primarily attributable to the higher net revenues and lower SG&A expenses as outlined above.

Fiscal 2002 Compared To Fiscal 2001

     Consolidated net revenues were $129,286,000 for fiscal 2002, an increase of 2.2% from net revenues of $126,560,000 in fiscal 2001. During the fourth quarter of fiscal 2002, net revenues increased $8,693,000 as compared to the same period of the prior year due to the addition of the Callaway Golf apparel line and increased sales of Ashworth branded product in various channels of distribution. Domestic net revenues for fiscal 2002 increased 2.0% to $111,706,000 from $109,517,000 in fiscal 2001 primarily due to increased net revenues in green grass and off-course specialty stores, which increased by $5,369,000 or 7.4%, and corporate, which increased by $3,205,000 or 18.9%. The increase was partially offset by lower net revenues in retail channels, including the Company owned stores, which decreased by $6,384,000 or 31.3% as compared to fiscal 2001, due primarily to lower consumer traffic and spending resulting in continued cautious purchasing by department store buyers. International net revenues increased by 3.2% to $17,580,000 in fiscal 2002 from $17,043,000 in fiscal 2001. Net revenues from the Company’s U.K. subsidiary in fiscal 2002 increased by $1,918,000 or 21.0% as compared to net revenues in fiscal 2001 primarily due to the addition of the Callaway golf apparel line. Decreased net revenues from the Pacific Rim, Australia and other countries were partially offset by increased net revenues from Mexico and Canada.

     The gross profit margin for fiscal 2002 increased to 40.4% as compared to 39.6% in fiscal 2001. The increase was primarily due to improved sourcing and inventory management systems.

     SG&A expenses increased 7.6% to $47,279,000 in fiscal 2002 compared to $43,951,000 in fiscal 2001. As a percent of net revenue, SG&A expenses increased to 36.6% of net revenues in fiscal 2002 as compared to 34.7% in fiscal 2001. Excluding the additional $4.25 million pre-tax bad debt reserve taken in the third quarter of fiscal 2002, the SG&A expenses would have decreased in both total expenditures and as a percent of net revenues despite additional investment in infrastructure to support the launch of the Callaway

Golf apparel product line.

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

     The effective income tax rate applicable to the Company for fiscal 2002 remained at 40.0%.

     During fiscal 2002, the Company earned net income of $2,509,000 as compared to net income of $2,828,000 in the prior year. The decrease in net income for fiscal 2002 was primarily attributable to higher SG&A expenses as outlined above.

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

     Operations in fiscal 2003 produced a positive cash flow of $10,829,000, compared to a negative cash flow of $476,000 in fiscal 2002. The primary reasons for the positive cash flow from operations were an increase in net income and a decrease in accounts receivable offset by an increase in inventories and a decrease in accounts payable. Net income increased 192.0% to $7,328,000 for fiscal 2003 as compared to $2,509,000 for fiscal 2002. Accounts receivable decreased by 7.7% to $30,993,000 at October 31, 2003 compared to $33,572,000 at October 31, 2002 as a result of increased collection efforts and tightened credit granting policies. The accounts receivable decreased despite a 10.1% increase in net revenues in the fourth quarter of fiscal 2003 compared to the same quarter in fiscal 2002. Inventory increased by 8.0% to $44,476,000 as compared to $41,188,000. The inventory increase was smaller in fiscal 2003 than in fiscal 2002 primarily due to better inventory management controls. The inventory increased to support expected future growth in net revenues. Accounts payable decreased by 9.6% to $5,731,000 from $6,338,000 primarily due to timing differences in purchases.

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

     Interest under this loan agreement is currently charged at the bank’s reference (prime) rate. At October 31, 2003, the prime rate was 4.00%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with all such covenants as of October 31, 2003. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $5,524,000 at October 31, 2003 as compared to $11,227,000 at October 31, 2002 under the prior loan agreement. The Company had $3,400,000 outstanding against the line of credit at October 31, 2003, compared to $11,125,000 outstanding at October 31, 2002 under the prior loan agreement. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms as well as better working capital management. At October 31, 2003, $36,076,000 was available for borrowings under this loan agreement.

     During fiscal 2003, the Company invested $3,631,000 in property and equipment, primarily for upgrades of computer systems and equipment, warehouse automation, and sales fixtures. For fiscal 2004, Ashworth management anticipates spending approximately $19,700,000 primarily for the purchase of the new distribution center in Oceanside, California and on sales fixtures, embroidery equipment, outlet stores openings and renovations and upgrades of computer systems and equipment. Except for purchase of the real property, for which the Company plans to obtain mortgage financing, and the equipment lease related to the equipment required for the operation of the Company’s new distribution center, as discussed hereafter, management currently intends to finance the purchase of the Company’s capital equipment from its own cash resources, but may use other leases or equipment financing agreements if deemed appropriate.

     Ashworth’s long-term debt on October 31, 2003, including the current portion, is comprised of a mortgage on the two buildings it owns at 2791 and 2793 Loker Avenue West, Carlsbad, California, which had a balance outstanding of $2,650,000 and capitalized leases with principal sum liabilities of $270,000. The mortgage was refinanced on December 1, 2000 for $3,000,000 amortized over 25 years, but is due and payable on December 1, 2005.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company with royalty payments being calculated as a percent of sales with certain minimum guarantees. These royalty payments began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.

     During fiscal 2003, common stock and capital in excess of par value increased by $2,045,000 due to the issuance of 318,000 shares of common stock on the exercise of options.

     On October 25, 2002, the Company entered into an agreement to purchase land and a building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building, to be constructed with approximately 203,000 square feet of useable space, will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. Subject to timely completion of construction, the purchase agreement obligates the Company to purchase the land and building in the first half of fiscal 2004 for approximately $15,000,000. The Company has also entered into a contingent lease agreement that obligates the Company to pay a monthly base rent plus standard common area maintenance (“CAM”) charges for a term of 10 years. The lease would take effect only if the land and building purchase is not completed due to certain defaults by the Company, as specified in the purchase agreement. The base rent and CAM payments under the conditional lease would start on the date 30 days after substantial completion of the improvements. The base rent would be calculated according to a specified formula based on the purchase price under the purchase agreement, expected interest rates and other criteria. If the Company were to default on the purchase agreement, monthly rental under the lease agreement is currently estimated to commence at approximately $132,000 and the monthly CAM charges are currently estimated to commence at approximately $27,000. The Company is not obligated to make any deposits or progress payments under the purchase agreement unless the Company makes change requests which require a deposit that exceeds a certain dollar limit. The Company plans to, and management believes it will be able to, obtain a long-term loan separate from the line of credit agreement to finance the purchase of the land and the building.

     The Company has entered into agreements with equipment manufacturers to purchase the equipment required for the operation of the Company’s new distribution center in Oceanside, California. On June 23, 2003, the Company entered into a Master Equipment Lease Agreement with a financial institution which has accepted an assignment of these purchase agreements and assumed all rights and payment obligations under these agreements. From time to time, commencing approximately June 26, 2003, the financial institution will make progress payments to the equipment manufacturers during the period while the equipment is being purchased, assembled, installed and/or tested as required by the purchase agreements. The total cost of the equipment is expected to be approximately $12,000,000. The Company is obligated to pay the financial institution for interest costs related to the progress payments calculated using the prime rate plus one half of one percentage point per annum based on a 360 day year. As of October 31, 2003, the financial institution has made progress payments of $2,304,000 leaving an available balance of $9,696,000 and the Company has paid $33,000 in interest charges. If the Company fails to deliver a certificate of acceptance and execute an equipment schedule by the outside closing date of February 28, 2004, the Company is obligated to purchase the equipment from the financial institution at a price equal to the aggregate amount of all costs, disbursements and expenses incurred or committed to be incurred by the financial institution. The Company expects to enter into an agreement with the financial institution to extend the outside closing date to the fourth quarter of fiscal 2004.

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

Currency Fluctuations

     Ashworth U.K., Ltd., a wholly-owned subsidiary of the Company operating in England, maintains its books of account in British pounds, and Ashworth Canada, a division of the Company operating in Montreal, Canada, as well as Ashworth Golf Apparel Canada, a division of the Company operating in Granby, Canada, maintain their books of account in Canadian dollars. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and these amounts are reported in the stockholders’ equity section of the balance sheets.

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

     All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rates for the Company. However, with respect to export revenues to Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada, the foreign entities are at risk on their indebtedness to Ashworth, Inc. The foreign entities maintain their accounts with Ashworth, Inc. in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or expense in each entity’s financial statements. When the financial statements of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are consolidated with the financial statements of the parent company, the gain or loss on transactions, relating to any long-term portion of the intercompany indebtedness, is eliminated from the income statement and appears in the stockholders’ equity section of the consolidated balance sheet under “Accumulated other comprehensive income (loss).”

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

     In November 2002, the EITF issued Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The requirements of this Issue for volume-based rebates apply to new arrangements, including modifications of existing arrangements, entered into after November 21, 2002. The adoption of the new accounting for other supplier payments is effective for arrangements entered into or modified after December 31, 2002. Management has reviewed this issue and has determined that as the Company does not receive cash consideration from its vendors, EITF Issue 02-16 does not have a material impact on the Company’s financial position and results of operations. To date, the Company has not received cash consideration from its vendors and has not entered into any arrangements for which the Company would be required to apply the accounting provisions of EITF Issue No.02-16.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal year beginning after December 31, 2002. The Company adopted the disclosure provisions of SFAS No. 148 for the quarter ending

April 30, 2003. The adoption of SFAS No. 148 has not had a material impact on the Company’s financial position and results of operations.

     On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of FIN No. 46 immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of FIN No. 46 were first required to be applied in the Company’s financial statements as of December 31, 2003. To date, the Company has not created any variable interest entities nor obtained an interest in any variable interest entities for which the Company would be required to apply the consolidation provisions of FIN No. 46.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company’s financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company’s financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

     The Company’s long-term debt currently consists of notes payable with a total balance of $2,920,000 at October 31, 2003. See “Note 4 of Notes to Consolidated Financial Statements.” The debt bears interest at variable and fixed rates ranging from 5.88% to 8.26%, which approximates fair value based on current rates offered for debt with similar risks and maturities on October 31, 2003. The Company also had $3,400,000 outstanding on its revolving line of credit with interest charged at the bank’s reference (prime) rate. The loan agreement also provides for optional interest rates based on IBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the year ended October 31, 2003 would have resulted in a $29,000 decrease in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. At October 31, 2003, the notional amount of the remaining foreign exchange contracts designated as cash flow hedges was $4,302,000 with an unrealized after tax loss of $108,000. See “Note 1 of Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies, Foreign Currency,” for a discussion on the Company’s hedging activities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements with respect to the Company are submitted herewith:

1.	Independent Auditors’ Report, page F-1.

2.	Consolidated Balance Sheets — October 31, 2003 and 2002, pages F-2 and F-3.

3.	Consolidated Statements of Income for the years ended October 31, 2003, 2002 and 2001, page F-4.

4.	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2003, 2002 and 2001, page F-5.

5.	Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001, page F-6.

6.	Notes to Consolidated Financial Statements, pages F-7 through F-23.

7.	Independent Auditors’ Report on Supplementary Schedule, page F-24.

8.	Supplementary Schedule, page F-25.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

Item 9A. CONTROLS AND PROCEDURES.

     As of October 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.

     There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of fiscal 2003 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Directors and Executive Officers” which will be filed with the Securities and Exchange Commission no later than March 1, 2004 and is incorporated into this Item 10 by reference.

     The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company website at www.ashworthinc.com and is filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply, by posting such information on the Company’s website. Copies of the Code of Business Conduct and Ethics will be provided, free of charge, upon written request directed to Investor Relations, Ashworth, Inc., 2765 Loker Avenue West, Carlsbad, California 92008.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than March 1, 2004 and is incorporated into this Item 11 by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than March 1, 2004 and is incorporated into this Item 12 by reference.

EQUITY COMPENSATION PLAN INFORMATION

Securities Available for Issuance Under the Company’s Equity Compensation Plans

     The following table provides information with respect to the Company’s equity compensation plans as of October 31, 2003, which plans were as follows: the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Incentive Stock Option Plan (the “ISO Plan”), and the Nonqualified Stock Option Plan (the “NQO Plan”). The ISO Plan and the NQO Plan were each terminated at the time of adoption of the 2000 Plan in December 1999, and no additional awards may be granted under such terminated plans.

(c) Number of Securities
Remaining Available for
	(a) Number of		Future Issuance under
	Securities to be Issued	(b) Weighted-average	Equity Compensation
	upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	2,202,000 (1)	$7.16	1,100,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,202,000	$7.16	1,100,000

(1)	Includes 736,000 shares of common stock that may be issued upon exercise of outstanding options under the 2000 Plan and 1,466,000 shares that may be issued upon exercise of outstanding options under the terminated ISO Plan and NQO Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than March 1, 2004 and is incorporated into this Item 13 by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Independent Auditor Fees and Services” which will be filed with the Securities and Exchange Commission no later than March 1, 2004 and is incorporated into this Item 14 by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets — October 31, 2003 and 2002

Consolidated Statements of Income for the years ended October 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements — October 31, 2003, 2002 and 2001

2.	Financial Statement Schedule

Independent Auditors’ Report on Supplementary Schedule

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

See Item (c) below.

(b)  Reports on Form 8-K

     On August 28, 2003, the Company filed a report on Form 8-K dated August 28, 2003 furnishing the press release reporting the results of operations for the third quarter fiscal 2003 and first nine months ended July 31, 2003.

(c) Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the

Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 10(g) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(h)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(i)(1)	Credit Agreement dated April 24, 2003, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(2)	Guaranty Agreement dated April 24, 2003 between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Guarantors and Bank of America, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(i)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(3)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-

18553) and incorporated herein by reference).

10(i)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005 (filed as Exhibit 10(i)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(n)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(p)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(q)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10® to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(r)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(s)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(t)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(u)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman.

10(v)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company.

10(w)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

*     Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†     Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Ashworth, Inc.:

We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

       KPMG LLP

San Diego, California
January 9, 2004

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2003 and 2002

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$5,024,000	$2,336,000
Accounts receivable – trade, net of sales allowance and allowances for doubtful accounts of $2,004,000 and $3,728,000 in 2003 and 2002, respectively	30,993,000	33,572,000
Accounts receivable – other	1,575,000	1,821,000
Inventories, net	44,476,000	41,188,000
Income tax receivable	—	246,000
Other current assets	3,676,000	3,284,000
Deferred income tax asset	1,953,000	1,748,000

Total current assets	87,697,000	84,195,000

Property, plant and equipment, at cost:
Land	1,200,000	1,200,000
Buildings and improvements	2,898,000	2,889,000
Production and distribution equipment	13,607,000	11,231,000
Furniture and equipment	19,226,000	19,760,000
Leasehold improvements	3,054,000	4,087,000

	39,985,000	39,167,000
Less accumulated depreciation and amortization	(22,523,000)	(21,278,000)

	17,462,000	17,889,000
Other assets, net	877,000	891,000

Total assets	$106,036,000	$102,975,000

(Continued)

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

October 31, 2003 and 2002

	2003	2002

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$3,400,000	$11,125,000
Current portion of long-term debt	289,000	553,000
Accounts payable	5,731,000	6,338,000
Income tax payable	118,000	—
Accrued liabilities:
Salaries and commissions	1,958,000	1,839,000
Other	1,959,000	1,175,000

Total current liabilities	13,455,000	21,030,000

Long-term debt, net of current portion	2,631,000	2,921,000
Deferred income tax liability	950,000	904,000
Other long-term liabilities	445,000	535,000
Stockholders’ equity:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 13,267,000 and 12,949,000 shares in 2003 and 2002, respectively	13,000	13,000
Capital in excess of par value	39,230,000	37,185,000
Retained earnings	47,906,000	40,578,000
Accumulated other comprehensive income (loss)	1,406,000	(191,000)

Total stockholders’ equity	88,555,000	77,585,000

Commitments and contingencies
Total liabilities and stockholders’ equity	$106,036,000	$102,975,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended October 31, 2003, 2002 and 2001

	2003	2002	2001

Net revenues	$149,438,000	$129,286,000	$126,560,000
Cost of goods sold	88,627,000	77,097,000	76,448,000

Gross profit	60,811,000	52,189,000	50,112,000
Selling, general and administrative expenses	48,080,000	47,279,000	43,951,000

Income from operations	12,731,000	4,910,000	6,161,000

Other income (expense):
Interest income	36,000	46,000	21,000
Interest expense	(876,000)	(842,000)	(1,352,000)
Net foreign currency exchange gain (loss)	343,000	74,000	(90,000)
Other expense, net	(20,000)	(6,000)	(27,000)

Total other expense	(517,000)	(728,000)	(1,448,000)

Income before provision for income taxes	12,214,000	4,182,000	4,713,000
Provision for income taxes	4,886,000	1,673,000	1,885,000

Net income	$7,328,000	$2,509,000	$2,828,000

Net income per share:
Basic	.56	.19	.22
Diluted	.56	.19	.21
Weighted-average shares outstanding:
Basic	13,006,000	13,202,000	13,140,000
Diluted	13,198,000	13,487,000	13,408,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended October 31, 2003, 2002 and 2001

					Accumulated
	Common Stock		Capital in		Other
			Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income/(Loss)	Total

BALANCE, October 31, 2000	13,109,000	$13,000	$37,698,000	$35,241,000	$(978,000)	$71,974,000
Options exercised	125,000	—	660,000	—	—	660,000
Tax benefit on options exercised	—	—	80,000	—	—	80,000
Treasury stock acquired and retired	(86,000)	—	(479,000)	—	—	(479,000)
Comprehensive income (loss):	—	—	—	—	—
Net income	—	—	—	2,828,000	—	2,828,000
Translation adjustment	—	—	—	—	(69,000)	(69,000)

Total comprehensive income (loss)	—	—	—	2,828,000	(69,000)	2,759,000

BALANCE, October 31, 2001	13,148,000	13,000	37,959,000	38,069,000	(1,047,000)	74,994,000
Options exercised	152,000	—	918,000	—	—	918,000
Tax benefit on options exercised	—	—	144,000			144,000
Treasury stock acquired and retired	(351,000)	—	(1,836,000)	—	—	(1,836,000)
Comprehensive income:	—	—	—	—	—
Net income	—	—	—	2,509,000	—	2,509,000
Translation adjustment	—	—	—	—	856,000	856,000

Total comprehensive income	—	—	—	2,509,000	856,000	3,365,000

BALANCE, October 31, 2002	12,949,000	13,000	37,185,000	40,578,000	(191,000)	77,585,000
Options exercised	318,000	—	1,848,000	—	—	1,848,000
Tax benefit on options exercised	—	—	197,000	—	—	197,000
Comprehensive income (loss):	—		—	—	—
Net income	—	—	—	7,328,000	—	7,328,000
Net unrealized losses on cash flow hedges, net of tax	—	—	—	—	(108,000)	(108,000)
Translation adjustment	—	—	—	—	1,705,000	1,705,000

Total comprehensive income	—	—	—	7,328,000	1,597,000	8,925,000

BALANCE, October 31, 2003	13,267,000	$13,000	$39,230,000	$47,906,000	$1,406,000	$88,555,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended October 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income	$7,328,000	$2,509,000	$2,828,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,981,000	3,834,000	3,125,000
Loss on disposal of property, plant and equipment	42,000	—	83,000
Decrease (increase) in net deferred income taxes	(159,000)	237,000	(209,000)
Provision for doubtful accounts, markdowns and sales returns	2,023,000	2,123,000	1,664,000
Non-cash inventory writedowns	968,000	1,154,000	874,000
Tax benefit from exercise of stock options	197,000	144,000	80,000
Provision for long-term note receivable	—	2,500,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	802,000	(8,500,000)	(2,903,000)
Decrease (increase) in inventories	(4,256,000)	(6,501,000)	811,000
Decrease (increase) in net income tax receivable/payable	364,000	695,000	(359,000)
Increase in other current assets	(490,000)	(768,000)	(390,000)
Decrease (increase) in other assets	(177,000)	345,000	(2,323,000)
Increase (decrease) in accounts payable	(607,000)	2,135,000	(274,000)
Increase (decrease) in accrued liabilities	903,000	(292,000)	(682,000)
Decrease in other long-term liabilities	(90,000)	(91,000)	(89,000)

Net cash provided by (used in) operating activities	10,829,000	(476,000)	2,236,000

Cash flows from investing activities:
Net purchases of property, plant and equipment	(3,631,000)	(2,613,000)	(6,669,000)
Proceeds from sale of property, plant and equipment	324,000	—	8,000

Net cash used in investing activities	(3,307,000)	(2,613,000)	(6,661,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(169,000)	(125,000)	(22,000)
Borrowings on line of credit	44,602,000	44,820,000	47,475,000
Payments on line of credit	(52,327,000)	(39,645,000)	(43,015,000)
Proceeds from long-term debt	—	—	3,000,000
Principal payments on notes payable and long-term debt	(385,000)	(618,000)	(3,301,000)
Proceeds from exercise of stock options	1,848,000	918,000	660,000
Treasury stock acquired	—	(1,836,000)	(479,000)

Net cash provided by (used in) financing activities	(6,431,000)	3,514,000	4,318,000

Effect of exchange rate changes on cash	1,597,000	856,000	(69,000)

Net (decrease) increase in cash and cash equivalents	2,688,000	1,281,000	(176,000)
Cash and cash equivalents, beginning of year	2,336,000	1,055,000	1,231,000

Cash and cash equivalents, end of year	$5,024,000	$2,336,000	$1,055,000

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $76,000, $0 and $0 in 2003, 2002 and 2001, respectively	$582,000	$842,000	$1,352,000
Income taxes paid, net of refunds	4,179,000	1,039,000	2,248,000
Supplemental disclosures of noncash transactions:
Capital lease equipment acquired and related capital lease obligations	—	392,000	163,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2003, 2002 and 2001

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

In May 2001, Ashworth agreed to multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The initial Callaway Golf apparel products shipped in April of 2002.

The Company has wholly-owned subsidiaries that currently own and operate seven Company outlet stores. In 1998, the Company established a wholly-owned subsidiary to operate the Ashworth Concept Store in Costa Mesa, California. The Ashworth Concept Store was closed on October 1, 2003 and the Company is in the process of dissolving this subsidiary. A wholly-owned United Kingdom subsidiary distributes the Company’s products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign revenues. In 2003, the Company dissolved the Virgin Islands subsidiary due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to sell and distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

The Company, together with its subsidiaries and divisions, had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $23,058,000, $17,580,000 and $17,043,000 in the years ended October 31, 2003, 2002 and 2001, respectively. The Company’s wholly-owned United Kingdom subsidiary, Ashworth U.K., Ltd., had net revenues of $14,245,000, $11,051,000 and $9,133,000 and operating income of $1,124,000, $975,000 and $636,000 in the years ended October 31, 2003, 2002 and 2001, respectively. Ashworth U.K., Ltd. had identifiable assets of $15,415,000 and $13,844,000 as of October 31, 2003 and 2002, respectively.

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

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, freight-in and overhead. Write-downs are permanent reduction of cost until the inventory is sold. Below is a summary of the components of net inventories at October 31, 2003 and 2002:

	2003	2002

Raw materials (embroidery)	$127,000	$121,000
Work in process	—	356,000
Finished products	44,349,000	40,711,000

Inventories, net	$44,476,000	$41,188,000

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation and amortization have been provided using straight-line and accelerated methods over the following estimated useful lives:

Buildings and improvements	20 to 30 years
Production and distribution equipment	5 to 12 years
Furniture and equipment	3 to 7 years
Leasehold improvements	Shorter of life of lease or useful life

All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

The Company capitalized interest of $76,000 and $0 during the years ended October 31, 2003 and 2002, respectively, related to construction in progress.

The Company owns two buildings located in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000. The Company has entered into an agreement to sell the two buildings for approximately $5,747,000 and is currently in escrow. The Company has negotiated a form of lease and on close of escrow the Company intends to enter into a lease agreement to lease the facility from the new owner. The term of the lease is anticipated to commence on the close of escrow and terminate on December 31, 2004, with an option to renew the term of the lease for a period of 60 days with written notice of intent to exercise the option due at least 90 days prior to the expiration of the initial term of the lease. Under the terms of the form of lease, the Company would pay monthly rent of approximately $47,000 plus taxes, insurance and utilities.

Other Assets

Intangible assets, including trademark costs, distribution rights and a non-compete agreement, are included in other assets and are capitalized and amortized over periods ranging from two to ten years.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of October 31, 2002, other assets included the unpaid principal balance of $2,500,000 for an unsecured promissory note due from a national retail customer which had filed for protection under U.S. bankruptcy laws as well as the reserve for the full amount of the note. In fiscal 2003, the balance of the promissory note was written off against the reserve.

The Company also had $224,000 and $0 in restricted cash as of October 31, 2003 and 2002, respectively, recorded in other assets. The restricted cash is in an interest bearing account on deposit with the Company’s bank pursuant to the lease agreement for the new office and distribution facility in Basildon, England. The lessor has access to the bank account should the Company fail to pay its monthly rent. The cash will be on deposit for a maximum of five years.

Advertising Expenses

Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2003, 2002 and 2001 were $1,376,000, $854,000 and $1,123,000, respectively.

Shipping and Handling Expenses

Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the years ended October 31, 2003, 2002 and 2001 were $1,769,000, $1,741,000 and $1,833,000, respectively.

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

Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

market price of the underlying stock on the date of grant, no compensation expense is recognized. The information regarding pro forma net income and earnings per share is required by SFAS No. 123 and SFAS No. 148. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 3.34% to 4.01% in 2003, 4.24% to 5.17% in 2002 and 4.78% to 5.82% in 2001; expected volatility of 58.0% to 58.3% in 2003, 58.1% in 2002 and 63.8% in 2001; and expected life of 10 years in 2003, 2002 and 2001. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The weighted-average fair value of options granted was $6.35 in 2003, $4.96 in 2002 and $6.85 in 2001. The Company’s pro forma information is as follows:

	Years Ended October 31,
	2003	2002	2001

Net income, as reported	$7,328,000	$2,509,000	$2,828,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(473,000)	(754,000)	(984,000)

Pro forma net income	$6,855,000	$1,755,000	$1,844,000

Net income per share:
Basic – as reported	$0.56	$0.19	$0.22
Basic – pro forma	$0.53	$0.13	$0.14

Diluted – as reported	$0.56	$0.19	$0.21
Diluted – pro forma	$0.52	$0.13	$0.14

These pro forma calculations only include the effects of 1996 through 2003 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Foreign Currency

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the reporting currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders’ equity. The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. The Company uses forward exchange contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted revenues and cost of sales denominated in other than local currencies. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes.

From time to time the Company and its subsidiaries enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated Euro denominated sales and U. S. dollar denominated intercompany inventory purchases by the Company’s wholly owned U.K. subsidiary. These contracts have maturity dates that do not normally exceed 12 months. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. These forward exchange contracts have been designated as cash flow hedges. At October 31, 2003, the notional amount of the remaining foreign exchange contracts designated as cash flow hedges was $4,302,000 with an unrealized after tax loss of $108,000. The Company estimates the fair value of derivatives based on quoted market prices and records all derivatives on the balance sheet at fair value. At October 31, 2003, the fair value of the foreign currency related derivatives was recorded as current assets of $36,000 and current liabilities of $216,000. The Company had no foreign currency related derivatives at October 31, 2002.

For derivative instruments designated as cash flow hedges, the Company initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income (‘OCI’) as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company records the ineffective portion of the gain or loss, if any, in other income or expense immediately. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. For the year ended October 31, 2003, the Company reclassified a gain of $9,000 to the net revenues line item of its financial statements. For the years ended October 31, 2002 and 2001 no gains or losses were reclassified into earnings. For the years ended October 31, 2003, 2002 and 2001, the Company recorded the following activity in accumulated other comprehensive income related to cash flow hedges:

	Years Ended October 31,
	2003	2002	2001

Beginning OCI balance related to cash flow hedges, net of tax	$—	$—	$—
Add: Net gain (loss) initially recorded in OCI, net of tax	(102,000)	—	—
Deduct: Net gain reclassified from OCI into earnings, net of tax	6,000	—	—

Ending OCI balance related to cash flow hedges, net of tax	$(108,000)	$—	$—

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For foreign currency forward contracts designated as cash flow hedges the Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged items and the hedging instruments are evaluated using the same forward rates, the Company anticipates the hedging to be highly effective. The effectiveness of each derivative is assessed quarterly. During fiscal years ended October 31, 2003, 2003 and 2001, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Revenue Recognition

The Company recognizes revenue at the time products are shipped based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made currently for estimated product returns and sales allowances.

Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $728,000 at October 31, 2003 compared to $535,000 at October 31, 2002.

Barter transactions represent the exchange of inventory for merchandise or services. These transactions are generally recorded at the fair market value of the inventory. Revenue is recognized on barter transactions at the time of shipment when risk of loss and title transfer to the buyer. Expenses are recorded when the merchandise or services received are utilized. Barter revenues for the years ended October 31, 2003, 2002 and 2001 were $0, $0 and $1,442,000, respectively. Barter expenses for the years ended October 31, 2003, 2002 and 2001 were $434,000, $308,000 and $13,000, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s line of credit and long-term debt approximates the carrying value based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable, capital leases and

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

forward exchange contracts) also approximate fair value due to the short term nature of those instruments. The carrying amounts of long-term notes receivable approximate fair value as the effective rates of these instruments are comparable to market rates at year-end.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform with current year presentation.

(2)	Leases

During the years ended October 31, 2003, 2002 and 2001, the Company acquired $0, $392,000 and $163,000, respectively, of various equipment under capital leases.

At October 31, 2003 and 2002, the accompanying consolidated balance sheets include the following equipment under capital leases:

	2003	2002

Production equipment	$—	$61,000
Furniture and equipment	554,000	554,000

Total equipment under capital leases	554,000	615,000
Less accumulated amortization	(331,000)	(191,000)

Total equipment under capital leases, net	$223,000	$424,000

Amortization of assets held under capital leases is included in depreciation and amortization expense.

The Company and its subsidiaries also lease certain production, warehouse and outlet store facilities under operating leases. These leases expire in various fiscal years through August 2013. Rent expense recognized on a straight-line basis, for the years ended October 31, 2003, 2002 and 2001 was $2,913,000, $2,497,000 and $2,559,000, respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 2003 are:

	Capital	Operating
Years Ending October 31,	leases	leases

2004	$182,000	$1,881,000
2005	83,000	1,755,000
2006	23,000	626,000
2007	—	393,000
2008	—	393,000
Thereafter	—	1,965,000

Total minimum lease payments	288,000	$7,013,000

Less amount representing interest (at rates ranging from 5.88% to 8.26%)	(18,000)

Present value of future minimum capital lease payments (Note 4)	$270,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Line of Credit Agreement

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

Interest under this loan agreement is currently charged at the bank’s reference (prime) rate. At October 31, 2003, the prime rate was 4.00%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with all such covenants as of October 31, 2003. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $5,524,000 at October 31, 2003 as compared to $11,227,000 at October 31, 2002 under the prior loan agreement. The Company had $3,400,000 outstanding against the line of credit at October 31, 2003, compared to $11,125,000 outstanding at October 31, 2002 under the prior loan agreement. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms as well as better working capital management. At October 31, 2003, $36,076,000 was available for borrowings under this loan agreement. During fiscal 2003, the Company paid $48,000 for non-use fees under this new business loan agreement.

(4)	Long-term Debt

Amounts outstanding under long-term debt agreements at October 31, 2003 and 2002 consist of the following:

	2003	2002

Installment note bearing interest of 8.1%, with a due date of April 2003, collateralized by various equipment	$—	$265,000
Note payable to a bank, bearing interest at 8.4%, payable in monthly principal payments of $10,000 plus interest on the outstanding principal balance through November 2005, with a balloon payment of approximately $2.4 million payable on December 1, 2005; collateralized by land and buildings	2,650,000	2,770,000
Capital lease obligations (Note 2)	270,000	439,000

	2,920,000	3,474,000
Less current portion	(289,000)	(553,000)

Long-term debt	$2,631,000	$2,921,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Future maturities of long-term debt at October 31, 2003 are as follows:

Years Ending October 31,

2004	$289,000
2005	199,000
2006	2,432,000

Total	$2,920,000

(5)	Employees’ 401(k) Plan

The Company maintains a defined contribution retirement plan covering substantially all full-time employees. Company contributions, which are voluntary and at the discretion of the Company’s Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company’s expense for the years ended October 31, 2003, 2002 and 2001 was $249,000, $197,000 and $242,000, respectively.

(6)	Stockholders’ Equity

Common Stock Options

On December 14, 1999, the Company adopted the Ashworth, Inc. 2000 Equity Incentive Plan which was subsequently amended (as amended to date, the “2000 Plan”). The stockholders adopted the 2000 Plan on March 24, 2000 and concurrently terminated the Company’s Incentive Stock Option Plan, the Founders’ Nonqualified Stock Option Plan and the Nonqualified Stock Option Plan (together, the “Terminated Plans”). With the adoption of the 2000 Plan and the concurrent termination of the Terminated Plans, the Company reduced the aggregate number of shares available for issuance under its stock plans from 2,041,439 under the Terminated Plans to 1,900,000 shares of common stock under the 2000 Plan. On December 12, 2000, the Company filed Form S-8 (File No. 333-51730) to register the 1,900,000 shares of common stock available for issuance under the 2000 Plan.

As of October 31, 2003, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had outstanding options covering 736,000 shares of common stock with exercise prices ranging from $4.00 to $8.96 and expiration dates between December 2009 and June 2013. At October 31, 2003, a total of 1,100,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2003, the Company still had options covering 1,466,000 shares of common stock outstanding under the Terminated Plans with exercise prices ranging from $4.00 to $16.94 and expiration dates between November 2003 and August 2006.

The following is a summary of stock option activity under the 2000 Plan and the Terminated Plans for the fiscal years ended October 31, 2001, October 31, 2002 and October 31, 2003:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Shares	Option exercise price per share
	underlying
	outstanding				Weighted-
	options	Range			average

Balance at October 31, 2000	3,023,000	$3.50	–	$16.94	$7.29
Granted	400,000	6.00	–	7.19	6.85
Exercised	(125,000)	4.00	–	6.63	5.28
Canceled or Expired	(580,000)	4.00	–	10.19	8.19

Balance at October 31, 2001	2,718,000	3.50	–	16.94	7.13
Granted	386,000	4.65	–	8.96	4.96
Exercised	(152,000)	3.50	–	8.25	5.52
Canceled or Expired	(435,000)	4.16	–	10.31	6.21

Balance at October 31, 2002	2,517,000	3.50	–	16.94	7.06
Granted	101,000	5.40	–	6.44	6.35
Exercised	(318,000)	3.50	–	6.88	5.81
Canceled or Expired	(98,000)	5.59	–	11.00	8.73

Balance at October 31, 2003	2,202,000	4.00	–	16.94	7.16

The following is a summary of stock options outstanding at October 31, 2003:

	Options outstanding			Options exercisable

		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Range of	outstanding	contractual	exercise	exercisable	exercise
exercise prices	(shares)	life	price	(shares)	price

$4.00 - $6.78	1,304,000	3.9	$5.39	1,190,000	$5.34
6.79 - 11.86	718,000	3.4	8.58	639,000	8.78
11.87 - 16.94	180,000	1.8	14.28	180,000	14.28

	2,202,000	3.6	7.16	2,009,000	7.23

At October 31, 2003, 2002 and 2001, the number of shares of common stock underlying exercisable options was 2,009,000, 2,144,000 and 2,186,000, respectively, and the weighted-average exercise price of those options was $7.23, $7.25 and $7.46, respectively.

Comprehensive Income

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the components of other comprehensive income for the periods presented:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Years ended October 31
	2003	2002	2001

Net unrealized losses on cash flow hedges, net of tax of $72,000	$(108,000)	$—	$—
Foreign currency translation income (loss)	1,705,000	856,000	(69,000)

Total other comprehensive income	$1,597,000	$856,000	$(69,000)

(7)	Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Years Ended October 31,
	2003	2002	2001

Numerator:
Net income – numerator for basic and diluted earnings per share – income available to common stockholders	$7,328,000	$2,509,000	$2,828,000

Denominator:
Denominator for basic earnings per share – weighted average shares	13,006,000	13,202,000	13,140,000
Effect of dilutive securities – stock options	192,000	285,000	268,000

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	13,198,000	13,487,000	13,408,000

The diluted weighted average shares outstanding computation excludes 918,000, 945,000, and 1,149,000 options whose impact would have an anti-dilutive effect in 2003, 2002 and 2001, respectively.

(8)	Commitments and Contingencies

Promotional Agreements with PGA Professionals and a Television Personality

The Company had promotional agreements with several PGA professionals, including Fred Couples, a related party; Jim Nantz, a television personality and member of the Company’s board of directors, a related party; and a management company. Under the terms of these agreements, the Company is or was obligated to pay cash or other compensation and, in some cases, to issue options to purchase shares of the Company’s common stock.

The aggregate annual cash compensation recognized under these agreements in fiscal 2003, 2002 and

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2001 was $1,848,000, $1,462,000 and $1,354,000, respectively. In addition, in fiscal years 2003, 2002 and 2001 the Company recorded compensation under the agreements of $0, $81,000 and $0, respectively, related to stock grants made to a related party. In fiscal 2003, $1,586,000 of the $1,848,000 was paid to related parties. Future minimum commitments under these agreements are $1,878,000 payable in 2004, $1,863,000 payable in 2005, $1,295,000 payable in 2006, $1,400,000 payable in 2007, and $1,000,000 payable in each of the years 2008 through 2011, of which $1,602,000 payable in each of the years 2004 and 2005, $1,050,000 payable in 2006, $1,400,000 payable in 2007 and $1,000,000 payable in each of the years 2008 through 2011, is payable to related parties.

Executive Employment Agreements

In fiscal years 2003, 2002 and 2001, the Company had executive employment agreements with Randall L. Herrel, Sr. and Terence W. Tsang.

The agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. A $75,000 bonus as well as an option to purchase 17,713 shares was awarded to Mr. Herrel in December 2003, based on the Company having achieved the goals set forth in the fiscal 2003 bonus plan. No bonus was awarded to Mr. Herrel for fiscal years 2002 and 2001. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

The agreement with Mr. Tsang provides for a base salary of not less than $230,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. A $35,000 bonus as well as an option to purchase 11,951 shares was awarded to Mr. Tsang in December 2003, based on the Company having achieved the goals set forth in the fiscal 2003 bonus plan. No bonus was awarded to Mr. Tsang for fiscal 2002. A $3,000 bonus and an option to purchase 10,000 shares was awarded to Mr. Tsang in December 2001, based on the fiscal 2001 bonus plan. The agreement with Mr. Tsang includes severance payments upon termination of employment under specific circumstances, such payments equaling nine months of his then annual base salary.

Effective December 31, 1998, in connection with the termination of Mr. Montiel’s executive employment and resignation as chairman and director, the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Montiel. The agreement provides that, effective with the termination of employment, all the terms and conditions of Section 13, the noncompetition provision of Mr. Montiel’s 1995 executive employment agreement covering the ten-year post-termination period, are applicable. The noncompetition provision states that, as consideration for Montiel’s non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The corresponding asset is being amortized using the straight-line method over the ten-year non-compete period.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Licensing Agreement with Callaway Golf Company

In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The initial Callaway Golf apparel products shipped in April of 2002. The multi-year agreement has various minimum annual requirements for marketing expenditures and royalty payments based on the level of net revenues. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement.

New Distribution Center

On October 25, 2002, the Company entered into an agreement to purchase land and a building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. Subject to timely completion of construction, the purchase agreement obligates the Company to purchase the land and building in the first half of fiscal 2004 for approximately $15,000,000. The Company has also entered into a contingent lease agreement that

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

obligates the Company to pay a monthly base rent plus standard common area maintenance (“CAM”) charges for a term of 10 years. The lease would take effect only if the land and building purchase is not completed due to certain defaults by the Company, as specified in the purchase agreement. The base rent and CAM payments under the conditional lease would start on the date 30 days after substantial completion of the improvements. The base rent would be calculated according to a specified formula based on the purchase price under the purchase agreement, expected interest rates and other criteria. If the Company were to default on the purchase agreement, monthly rental under the lease agreement is currently estimated to commence at approximately $132,000 and the monthly CAM charges are currently estimated to commence at approximately $27,000. The Company is not obligated to make any deposits or progress payments under the purchase agreement unless the Company makes change requests which require a deposit that exceeds a certain dollar limit. The Company plans to, and management believes it will be able to, obtain a long-term loan separate from the line of credit agreement to finance the purchase of the land and the building.

Equipment Lease Agreement

The Company has entered into agreements with equipment manufacturers to purchase the equipment required for the operation of the Company’s new distribution center in Oceanside, California. On June 23, 2003, the Company entered into a Master Equipment Lease Agreement with a financial institution which has accepted an assignment of these purchase agreements and assumed all rights and payment obligations under these agreements. From time to time, commencing approximately June 26, 2003, the financial institution will make progress payments to the equipment manufacturers during the period while the equipment is being purchased, assembled, installed and/or tested as required by the purchase agreements. The total cost of the equipment is expected to be approximately $12,000,000. The Company is obligated to pay the financial institution for interest costs related to the progress payments calculated using the prime rate plus one half of one percentage point per annum based on a 360 day year. As of October 31, 2003, the financial institution has made progress payments of $2,304,000 leaving an available balance of $9,696,000 and the Company has paid $33,000 in interest charges. If the Company fails to deliver a certificate of acceptance and execute an equipment schedule by the outside closing date of February 28, 2004, the Company is obligated to purchase the equipment from the financial institution at a price equal to the aggregate amount of all costs, disbursements and expenses incurred or committed to be incurred by the financial institution. The Company expects to enter into an agreement with the financial institution to extend the outside closing date to the fourth quarter of fiscal 2004.

(9)	Related-Party Transactions

The Company has promotional agreements with a director and a certain stockholder. (See Note 8.)

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes

The provision for income taxes for the years ended October 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Current provision:
Federal	$3,495,000	$822,000	$1,519,000
State	1,052,000	197,000	463,000
Foreign	423,000	411,000	112,000

Total	4,970,000	1,430,000	2,094,000

Deferred provision (benefit):
Federal	6,000	122,000	(124,000)
State	(29,000)	100,000	(19,000)
Foreign	(61,000)	21,000	(66,000)

Total	(84,000)	243,000	(209,000)

Total provision for income taxes	$4,886,000	$1,673,000	$1,885,000

The components of the Company’s deferred income tax benefit and liability as of October 31, 2003 and 2002 are as follows:

	2003	2002

Current deferred income tax benefit:
Allowance for doubtful accounts	$147,000	$124,000
Inventory reserves	317,000	368,000
Accrued compensation	347,000	129,000
Foreign tax credit	—	353,000
Other nondeductible accruals	671,000	536,000
Other deductible capitalized costs	130,000	124,000
State tax	341,000	114,000

Total gross deferred tax assets	1,953,000	1,748,000
Less valuation allowance	—	—

Net deferred tax assets	$1,953,000	$1,748,000

Long-term deferred income tax liability – depreciation	$950,000	$904,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a net deferred income tax asset of $1,003,000 and $844,000 as of October 31, 2003 and 2002, respectively. The realization of this net asset may be dependent on the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective rate is as follows:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2003	2002	2001

Computed income tax at the expected statutory rate	$4,275,000	$1,422,000	$1,602,000
State income tax, net of federal tax benefits	664,000	196,000	300,000
Nondeductible expenses	66,000	99,000	72,000
Foreign tax jurisdiction rate differential	(74,000)	—	(43,000)
Change in valuation allowance	—	—	(210,000)
Other	(45,000)	(44,000)	164,000

Income tax provision	$4,886,000	$1,673,000	$1,885,000

(11)	Segment Information

The Company has the following two reportable segments: Domestic and International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company’s business segments. Segment information is summarized as follows for the years ended October 31, 2003, 2002 and 2001.

	2003	2002	2001

Net Revenue:
Domestic	$126,380,000	$111,706,000	$109,517,000
International	23,058,000	17,580,000	17,043,000

Total	$149,438,000	$129,286,000	$126,560,000

Income From Operations:
Domestic	$9,035,000	$3,583,000	$5,452,000
International	3,696,000	1,327,000	709,000

Total	$12,731,000	$4,910,000	$6,161,000

Capital Expenditures:
Domestic	$3,222,000	$2,314,000	$6,142,000
International	409,000	299,000	527,000

Total	$3,631,000	$2,613,000	$6,669,000

Total Assets:
Domestic	$85,947,000	$86,198,000	$79,878,000
International	20,089,000	16,777,000	13,778,000

Total	$106,036,000	$102,975,000	$93,656,000

Depreciation:
Domestic	$3,334,000	$3,250,000	$2,647,000
International	456,000	358,000	241,000

Total	$3,790,000	$3,608,000	$2,888,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Results By Quarter (Unaudited)

The unaudited results by quarter for the years ended October 31, 2003 and 2002 are shown below:

Year ended	First	Second	Third	Fourth
October 31, 2003	Quarter	Quarter	Quarter	Quarter

Net revenues	$26,563,000	$52,595,000	$37,960,000	$32,320,000
Gross profit	9,967,000	21,960,000	15,676,000	13,208,000
Net income (loss)	106,000	4,282,000	2,063,000	877,000
Net income (loss) per basic share	.01	.33	.16	.07
Weighted-average basic shares outstanding	12,952,000	12,958,000	13,006,000	13,107,000
Net income (loss) per diluted share	.01	.33	.16	.07
Weighted-average diluted shares outstanding	13,080,000	13,082,000	13,211,000	13,428,000

Year ended	First	Second	Third	Fourth
October 31, 2002	Quarter	Quarter	Quarter	Quarter

Net revenues	$20,104,000	$43,579,000	$36,237,000	$29,366,000
Gross profit	7,311,000	18,313,000	14,852,000	11,713,000
Net income	(966,000)	3,498,000	(573,000)	550,000
Net income (loss) per basic share	(.07)	.26	(.04)	.04
Weighted-average basic shares outstanding	13,161,000	13,222,000	13,289,000	13,130,000
Net income (loss) per diluted share	(.07)	.26	(.04)	.04
Weighted-average diluted shares outstanding	13,161,000	13,667,000	13,289,000	13,222,000

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Ashworth, Inc.:

Under date of January 9, 2004, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California
January 9, 2004

ASHWORTH, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Sales Allowances
	and Allowance	Reserve for
	for Doubtful	Long-Term Notes
Description	Accounts	Receivable

Balance, October 31, 2000	$1,238,000	$—
Charged to Costs and Expenses	1,664,000	—
Deductions	(761,000)	—

Balance, October 31, 2001	$2,141,000	$—

Charged to Costs and Expenses	2,123,000	2,500,000
Deductions	(536,000)	—

Balance, October 31, 2002	$3,728,000	$2,500,000

Charged to Costs and Expenses	2,023,000	—
Deductions	(3,747,000)	(2,500,000)

Balance, October 31, 2003	$2,004,000	$—

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)

Date: January 29, 2004	BY: /s/ Randall L. Herrel, Sr.

Randall L. Herrel, Sr. Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2004

/s/ Terence W. Tsang Terence W. Tsang	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2004

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	January 29, 2004

/s/ Andre P. Gambucci Andre P. Gambucci	Director	January 29, 2004

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	January 29, 2004

/s/ H. Michael Hecht H. Michael Hecht	Director	January 29, 2004

/s/ James W. Nantz, III James W. Nantz, III	Director	January 29, 2004

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10(u)	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman.

10(v)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company.

10(w)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

† Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.