Form 10-Q
period 2004-01-31
ASHWORTH INC
filed 2004-03-15
CIK 820774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at March 10, 2004
$.001 par value Common Stock	13,355,669

-i-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,831,000	$5,024,000
Accounts receivable – trade, net	27,442,000	30,993,000
Accounts receivable – other	1,114,000	1,575,000
Inventories, net	53,070,000	44,476,000
Other current assets	5,741,000	3,676,000
Deferred income tax asset	1,906,000	1,953,000

Total current assets	93,104,000	87,697,000

Property, plant and equipment, at cost	41,098,000	39,985,000
Less accumulated depreciation and amortization	(23,416,000)	(22,523,000)

Total property, plant and equipment, net	17,682,000	17,462,000

Other assets, net	1,634,000	877,000

Total assets	$112,420,000	$106,036,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$3,800,000	$3,400,000
Current portion of long-term debt	289,000	289,000
Accounts payable — trade	10,103,000	5,731,000
Income taxes payable	72,000	118,000
Accrued liabilities	4,051,000	3,917,000

Total current liabilities	18,315,000	13,455,000

Long-term debt, net of current portion	2,560,000	2,631,000
Deferred income tax liability	950,000	950,000
Other long-term liabilities	329,000	445,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	39,703,000	39,230,000
Retained earnings	48,040,000	47,906,000
Accumulated other comprehensive income	2,510,000	1,406,000

Total stockholders’ equity	90,266,000	88,555,000

Total liabilities and stockholders’ equity	$112,420,000	$106,036,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended January 31,
	2004	2003
Net revenues	$27,338,000	$26,563,000
Cost of goods sold	16,647,000	16,596,000

Gross profit	10,691,000	9,967,000
Selling, general and administrative expenses	10,405,000	9,682,000

Income from operations	286,000	285,000
Other income (expense):
Interest income	21,000	10,000
Interest expense	(169,000)	(192,000)
Other income	85,000	73,000

Total other expense, net	(63,000)	(109,000)

Income before provision for income taxes	223,000	176,000
Provision for income taxes	89,000	70,000

Net income	$134,000	$106,000

Net income per share
Basic:
Weighted average shares outstanding	13,302,000	12,952,000
Net income per share	$0.01	$0.01
Diluted:
Weighted average shares outstanding	13,644,000	13,080,000
Net income per share	$0.01	$0.01

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31,
	2004	2003
Cash flows from operating activities:
Net cash used in operating activities	($2,035,000)	($7,432,000)
Cash flows from investing activities:
Purchases of property and equipment	(989,000)	(764,000)

Net cash used in investing activities	(989,000)	(764,000)
Cash flows from financing activities:
Principal payments on capital lease obligations	(41,000)	(43,000)
Borrowings on line of credit	7,800,000	15,595,000
Payments on line of credit	(7,400,000)	(9,400,000)
Principal payments on notes payable and long-term debt	(30,000)	(163,000)
Proceeds from issuance of common stock	398,000	46,000

Net cash provided by financing activities	727,000	6,035,000
Effect of exchange rate changes on cash	1,104,000	706,000

Net decrease in cash and cash equivalents	(1,193,000)	(1,455,000)
Cash and cash equivalents, beginning of period	5,024,000	2,336,000

Cash and cash equivalents, end of period	$3,831,000	$881,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004

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

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2003, filed with the SEC on January 29, 2004.

Shipping and Handling Expenses

Shipping expenses consist primarily of payments made to freight companies and are reported in selling, general and administrative (“SG&A”) expenses. Shipping expenses for the quarters ended January 31, 2004 and 2003 were $314,000 and $312,000, respectively.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform with current year presentation.

NOTE 2 - Inventories.

Inventories consist of the following at January 31, 2004 and October 31, 2003:

	January 31,	October 31,
	2004	2003
Raw materials	$57,000	$127,000
Finished goods	53,013,000	44,349,000

Total inventories, net	$53,070,000	$44,476,000

NOTE 3 – Net Income Per Share Information.

Basic net income per share has been computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based upon the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of common stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based upon the requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share:

	Three months ended January 31,
	2004	2003
Numerator:
Net income
numerator for basic and diluted income per share –
income available to common stockholders	$134,000	$106,000

Denominator:
Denominator for basic income per share – weighted average shares	13,302,000	12,952,000
Effect of dilutive securities:
Stock options	342,000	128,000

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	13,644,000	13,080,000

Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01

For the quarters ended January 31, 2004 and 2003, the diluted weighted average shares outstanding computation excludes 411,000 and 1,827,000 options, respectively, the impact of which would have had an anti-dilutive effect.

NOTE 4 – Stock Option Compensation.

The Company follows Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The interim information regarding pro forma net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-

Scholes option-pricing model with the following weighted-average assumptions used for grants during the first quarter fiscal 2004 and first quarter fiscal 2003, respectively: risk-free interest rates of 4.18% to 4.49% in 2004 and 3.98% to 4.01% in 2003; expected volatility of 58.0% to 58.3% in 2004 and 58.3% in 2003; and expected life of 10 years in 2004 and 2003. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The Company’s pro forma information is as follows:

	Three months ended January 31,
	2004	2003
Net income, as reported	$134,000	$106,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(60,000)	(197,000)

Pro forma net income (loss)	$73,000	$(91,000)

Net income (loss) per share:
Basic – as reported	$0.01	$0.01
Basic – pro forma	$0.01	$(0.01)
Diluted – as reported	$0.01	$0.01
Diluted – pro forma	$0.01	$(0.01)

NOTE 5 - Issuance of Common Stock

Common stock and capital in excess of par value increased by $473,000 in the three months ended January 31, 2004, of which $398,000 is due to the issuance of 72,500 shares of common stock on exercise of options and $75,000 is the tax benefit related to the exercise of those options.

NOTE 6 - Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended January 31,
	2004	2003
Net income	$134,000	$106,000
Net unrealized gains on cash flow hedges, net of tax	80,000	—
Foreign currency translation	1,024,000	706,000

Total comprehensive income	$1,238,000	$812,000

NOTE 7 – Legal Proceedings.

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

The Company is party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such other claims and litigation cannot currently be ascertained, the Company does not believe that these other matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position, liquidity or results of operations of the Company.

NOTE 8 – Segment Information.

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

	Three months ended January 31,
	2004	2003
Net Revenues:
Domestic	$23,061,000	$23,537,000
International	4,277,000	3,026,000

Total	$27,338,000	$26,563,000

Income From Operations:
Domestic	$9,000	$252,000
International	277,000	33,000

Total	$286,000	$285,000

	January 31,	October 31,
	2004	2003
Total Assets:
Domestic	$91,060,000	$85,947,000
International	21,360,000	20,089,000

Total	$112,420,000	$106,036,000

Note 9 – Subsequent Events

The Company owned two buildings located in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000. On February 24, 2004 the Company completed the sale of the two buildings for approximately $5,747,000 and paid off the $2,610,000 balance due on the existing mortgage. The gain on the sale of the buildings will be recorded in the second quarter of fiscal 2004 utilizing a 1031 tax-free exchange. The Company has also entered into a lease agreement to lease the facility from the new owner commencing on February 24, 2004 and terminating on December 31, 2004, with an option to renew the term of the lease for a period of 60 days. Under the terms of the lease agreement, the Company will pay monthly rent of approximately $47,000 plus taxes, insurance and utilities.

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

     Because the Company’s business is seasonal, the current balance sheet amounts at January 31, 2004 may more meaningfully be compared to the balances at January 31, 2003, rather than to the balances at October 31, 2003.

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

     Revenue Recognition. Based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at the time of shipment, the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made in the period of the sale for estimated product returns and sales allowances.

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $881,000 at January 31, 2004 compared to $728,000 at October 31, 2003 and $466,000 at January 31, 2003.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts and evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. As of January 31, 2003, the Company had reserved approximately $2.0 million of receivables due from a national retail customer which later filed for protection under U.S. bankruptcy laws, as well as $1.4 million for other estimated uncollectible receivables based on management’s analysis. If the financial condition of significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $27.4 million, net of allowances for doubtful accounts of $1.1 million, at January 31, 2004, as compared to the balance of $31.0 million, net of allowances for doubtful accounts of $1.3 million, at October 31, 2003. At January 31, 2003, the trade accounts receivable balance was $28.3 million, net of allowances for doubtful accounts of $3.4 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $53.1 million, net of inventory write-downs of $0.8 million, at January 31, 2004, as compared to an inventory balance of $44.5 million, net of inventory write-downs of $1.0 million, at October 31, 2003. At January 31, 2003, the inventory balance was $52.7 million, net of inventory write-downs of $1.0 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby inventory was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company entered into a second agreement with the third party and exchanged $0.9 million of additional inventory (at cost) resulting in an additional $0.9 million in future APCs. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At January 31, 2004, the

Company had $1.2 million of the APCs remaining and management expects to fully utilize them over their remaining life.

Off-Balance Sheet Arrangements

     At January 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview

     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel under the Ashworth and Callaway Golf apparel brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, to top specialty-advertising firms for the corporate market as well as in the Company’s own stores. Nearly all of the Company’s production is through “full package” purchases of ready-made goods with approximately 80% of it manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament and corporate logos for its customers.

     First quarter fiscal 2004 net revenue increased slightly to $27,338,000 as compared to $26,563,000 for the same period of the prior year. The increase was primarily driven by net revenue increases in its retail, international and corporate channels, offset by a decline in our domestic core golf and off-course specialty distribution channel. The net revenues growth, combined with improved gross margins and controlled expenses, resulted in first quarter net income of $134,000 or $0.01 per diluted share, compared to net income of $106,000 or $0.01 per diluted share in the same quarter of last year.

Results of Operations

First quarter 2004 compared to first quarter 2003

     Consolidated net revenues for the first quarter of fiscal 2004 increased 2.9% to $27,338,000 from $26,563,000 for the same period in fiscal 2003 primarily due to higher revenues from its retail and corporate distribution channels as well as the international segment.

     Net revenues for the domestic segment decreased 2.0% to $23,061,000 for the current quarter from $23,537,000 in the first quarter of 2003. Net revenues from the Company’s core golf and off-course specialty distribution channel decreased $2,009,000 or 13.0% as compared to the first quarter of fiscal 2003. This decrease was primarily due to continuing industry weakness and a trend among buyers in the golf related distribution channel to lower their inventory risk by delaying shipments until closer to the spring/summer selling season. Net revenues from Company owned stores decreased by $456,000 or 26.8% primarily due to the closing of two Company owned stores. These decreases were partially offset by increased net revenues in the Company’s retail and corporate distribution channels. Net revenues from the retail distribution channel increased $1,726,000 or 88.6% as compared to the first quarter of fiscal 2003. The increase in the retail distribution channel is primarily due to an increased number of doors as well as slightly higher comparable store sales in the first quarter of fiscal 2004 as compared to the same period of the prior fiscal year. Net revenues from the corporate distribution channel increased $263,000 or 5.9% as compared to the same quarter in the prior fiscal year. Since the end of 2001, corporate promotional budgets had been cut due to the overall economic and business conditions resulting in price compression pressures in the corporate distribution channel. When corporations increase their promotional budgets, the Company expects net revenues to increase.

     Net revenues for the international segment increased 41.4% to $4,277,000 for the current quarter from $3,026,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $414,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during the first quarter of fiscal 2004. Net revenues from the Company’s U.K. subsidiary in the first quarter of fiscal 2004 increased by $1,014,000 or 56.2% compared to the same quarter of the prior fiscal year, of which $289,000 was due to fluctuations in currency exchange rates. The balance of the increase was due to an increased number of accounts as well as an increased average order size. Net revenue from the Canadian divisions increased by $313,000 or 66.0% as compared to net revenues in the same quarter of the prior fiscal year, of which $125,000 was due to changes in currency exchange rates.

     Consolidated gross margin for the quarter increased 160 basis points to 39.1% as compared to 37.5% for the same quarter a year earlier. This improvement was primarily due to improved product sourcing as well as a more favorable product sales mix.

     Consolidated SG&A expenses increased 7.5% to $10,405,000 for the first quarter of fiscal 2004 from $9,682,000 for the same period in fiscal 2003. As a percent of net revenues, SG&A increased to 38.1% in the current quarter as compared to 36.5% for the same quarter of the prior fiscal year. The increase in SG&A is primarily due to increased insurance expense as well as the timing of sales and marketing expenses.

     Total other expense decreased to $63,000 for the first quarter of fiscal 2004 from $109,000 in the first quarter of fiscal 2003, primarily due to higher currency transaction gains in the current quarter as compared to the same quarter of the prior fiscal year at the Company’s U.K. subsidiary and Canadian divisions and slightly lower interest expense resulting from lower average borrowings under the Company’s line of credit of $4,461,000 during the first quarter of fiscal 2004 as compared to $16,045,000 during the same quarter of fiscal 2003.

     The effective income tax rate for the first quarter of fiscal 2004 remained at 40.0% of pre-tax income.

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

     On April 24, 2003, the Company entered into a new business loan agreement with Bank of America, N.A., as the administrative agent, and two other lenders. The new credit facility expires on April 30, 2005 and is collateralized by substantially all of the assets of the Company, other than real estate. The loan agreement provides a revolving line of credit of $45,000,000 with a seasonal increase in the line of credit to $55,000,000 for each period commencing December 1 through June 15 during the term of the agreement.

     Interest under this loan agreement is currently charged at the bank’s reference (prime) rate. At January 31, 2004, the prime rate was 4.00%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The loan agreement contains various restrictive covenants requiring, among other matters, the maintenance of certain financial ratios. Management believes the Company was in compliance with all such covenants as of January 31, 2004. The line of credit may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $5,081,000 at January 31, 2004 as compared to $9,635,000 at January 31, 2003 under the prior loan agreement. The Company had $3,800,000 outstanding at January 31, 2004, compared to $17,320,000 outstanding at January 31, 2003 under the prior loan agreement. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms as well as better working capital management. At January 31, 2004, $46,119,000 was available for borrowing under this loan agreement.

     During the quarter ended January 31, 2004, cash used in operations was $2,035,000 as compared to $7,432,000 used during the same quarter of the prior fiscal year. The improvement in cash management was primarily due to the Company’s ability to negotiate more favorable payment terms with many of its vendors as well as controlling inventory growth and improving collections of accounts receivable.

     Net trade receivables were $27,442,000 at January 31, 2004, a decrease of $3,551,000 from the balance at October 31, 2003. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $28,268,000 at January 31, 2003, rather than the year-end balance. The comparison to the first quarter of fiscal 2003 shows a decrease of 2.9% in net trade receivables despite a 2.9% increase in net revenues.

     Net inventories increased 19.3% to $53,070,000 at January 31, 2004 from $44,476,000 at October 31, 2003. Because the Company’s business is seasonal, the inventory balance may more meaningfully be compared to the balance of $52,730,000 at January 31, 2003, rather than the year-end balance. Net inventories at January 31, 2004 were essentially flat when compared to net inventories at January 31, 2003. The Company believes that its current inventory mix and amounts are appropriate to respond to market demand.

     During the first three months of fiscal 2004, the Company incurred capital expenditures of $989,000 primarily for upgrades of computer systems and equipment as well as warehouse automation. During the remainder of fiscal 2004, Ashworth management anticipates capital spending of approximately $18,711,000, primarily for the purchase of the new distribution center in Oceanside, California and on sales fixtures, embroidery equipment, outlet stores openings and renovations and upgrades of computer systems and equipment. Except for the purchase of the real property, for which the Company plans to obtain mortgage financing, management currently intends to finance the purchase of the Company’s capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate.

     The Company capitalized interest of $27,000 and $0 during the three months ended January 31, 2004 and 2003, respectively, related to construction in progress.

     The Company owned two buildings located in Carlsbad, California that were purchased on

December 9, 1993 for $3,500,000. The Company entered into an agreement to sell the two buildings for approximately $5,747,000 and escrow closed on February 24, 2004. The Company has entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on the close of escrow and terminates on December 31, 2004, with an option to renew the term of the lease for a period of 60 days with written notice of intent to exercise the option due at least 90 days prior to the expiration of the initial term of the lease. Under the terms of the lease agreement, the Company will pay monthly rent of approximately $47,000 plus taxes, insurance and utilities.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company with royalty payments being calculated as a percent of sales with certain minimum guarantees. These royalty payments began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.

     Common stock and capital in excess of par value increased by $473,000 in the three months ended January 31, 2004, of which $398,000 is due to the issuance of 72,500 shares of common stock on exercise of options and $75,000 is the tax benefit related to the exercise of those options.

     On October 25, 2002, the Company entered into an agreement to purchase land and a building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building, to be constructed with approximately 203,000 square feet of useable space, will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. Subject to timely completion of construction, the purchase agreement obligates the Company to purchase the land and building in the first half of fiscal 2004 for approximately $15,000,000. The Company has also entered into a contingent lease agreement that obligates the Company to pay a monthly base rent plus standard common area maintenance (“CAM”) charges for a term of 10 years. The lease would take effect only if the land and building purchase is not completed due to certain defaults by the Company, as specified in the purchase agreement. The base rent and CAM payments under the conditional lease would start on the date 30 days after substantial completion of the improvements. The base rent would be calculated according to a specified formula based on the purchase price under the purchase agreement, expected interest rates and other criteria. If the Company were to default on the purchase agreement, monthly rental under the lease agreement is currently estimated to commence at approximately $132,000 and the monthly CAM charges are currently estimated to commence at approximately $27,000. The Company is not obligated to make any deposits or progress payments under the purchase agreement unless the Company makes change requests which require a deposit that exceeds a certain dollar limit. As of the end of February 2004, the building has essentially been completed and the Company is in negotiations with various financial institutions to obtain a long-term loan separate from the line of credit agreement to finance the purchase of the land and the building.

     The Company has entered into agreements with equipment manufacturers to purchase the equipment required for the operation of the Company’s new distribution center in Oceanside, California. On June 23, 2003, the Company entered into a Master Equipment Lease Agreement with a financial institution which has accepted an assignment of these purchase agreements and assumed all rights and payment obligations under these agreements. From time to time, commencing approximately June 26, 2003, the financial institution will make progress payments to the equipment manufacturers during the period while the equipment is being purchased, assembled, installed and/or tested as required by the purchase agreements. The total cost of the equipment is expected to be approximately $12,000,000. The Company is obligated to pay the financial institution for interest costs related to the progress payments calculated using the prime rate plus one half of one percentage point per annum based on a 360-day year. As of January 31, 2004, the financial institution has made progress payments of $5,059,000 leaving an available balance of $6,941,000 and the Company has paid $51,000 in interest charges during the first quarter of fiscal 2004. Under the original agreement, if the Company failed to deliver a certificate of acceptance and execute an equipment schedule by the outside closing date, the Company would be obligated to purchase the equipment from the financial institution at a price equal to the aggregate amount of all costs, disbursements and expenses incurred or committed to be incurred by the financial institution. The Company has entered into an agreement with the financial institution to extend the outside closing date to August 31, 2004.

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

Derivatives

     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U.S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. At January 31, 2004, the notional amount of the remaining foreign exchange contracts designated as cash flow hedges was $1,358,000 with an unrealized after tax loss of $28,000.

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. For variable interest entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of FIN No. 46 immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of FIN No. 46 were first required to be applied in the Company’s financial statements as of July 31, 2003. In January 2004, the FASB issued a revision to FIN No. 46, to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. To date, the Company has not created any variable interest entities nor obtained an interest in any variable interest entities for which the Company would be required to apply the consolidation provisions of FIN No. 46.

Cautionary Statements and Risk Factors

This report contains certain forward-looking statements, including without limitation those regarding the

Company’s plans and expectations for revenue growth, product lines, strategic alliances, domestic and foreign distribution centers, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

☐	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases or if unusual weather conditions cause a reduction in rounds played.

☐	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

☐	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

☐	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

☐	The Company has entered into agreements to purchase land and a building in Oceanside, California to replace and expand existing owned and leased office and distribution facilities. The Company’s results of operations would be adversely affected if the Oceanside distribution center is not operational as anticipated or functionality problems are encountered. Any such delay or operation problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

☐	The outbreak of Severe Acute Respiratory Syndrome affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

☐	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer. The Company’s foreign suppliers’ ability to deliver products may be adversely affected by future changes in tariffs, quotas and other trade barriers imposed by the foreign countries, as well as the United States.

☐	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales or have lower gross profit margins.

☐	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

☐	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.

☐	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business, see “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s consolidated financial position and results of operations.

☐	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

☐	The Company maintains high levels of inventory to support its Authentics™ program as well as the Callaway Golf apparel Classics program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s long-term debt currently consists of notes payable which had a total balance of $2,849,000 at January 31, 2004. The debt bears interest at fixed rates ranging from 5.9% to 8.3%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $3,800,000 outstanding at January 31, 2004 on its revolving line of credit with interest charged at the bank’s reference (prime) rate. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the three months ended January 31, 2004 would have resulted in a $5,000 decrease in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. At January 31, 2004, the notional amount of the remaining foreign exchange contracts designated as cash flow hedges was $1,358,000 with an unrealized after tax loss of $28,000.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of January 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.

Changes in Internal Control over Financial Reporting

     There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of fiscal 2004 that has materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

     The Company is party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such other claims and litigation cannot currently be ascertained, the Company does not believe that these other matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position, liquidity or results of operations of the Company.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES – NONE

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

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(h)(1)	Credit Agreement dated April 24, 2003, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(2)	Guaranty Agreement dated April 24, 2003 between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Guarantors and Bank of America, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(i)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(3)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005 (filed as Exhibit 10(i)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(n)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(p)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10® to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(q)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(r)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(s)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(t)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(u)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(v)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(w)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc.

10(w)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc.

10(w)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc.

10(w)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc.

10(w)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003 (filed as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

† Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

On December 18, 2003, the Company filed a report on Form 8-K dated December 18, 2003 furnishing the press release reporting the results of operations for the fourth quarter and fiscal year ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: March 15, 2004	By: /s/ Terence W. Tsang

Terence W. Tsang
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(w)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc.

10(w)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc.

10(w)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc.

10(w)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc.

10(w)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.