Form 10-Q
period 2004-04-30
ASHWORTH INC
filed 2004-06-14
CIK 820774

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

(760) 438-6610
(Telephone No. Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Outstanding at June 10, 2004

$.001 par value Common Stock	13,449,002

-ii-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30,	October 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,747,000	$5,024,000
Accounts receivable – trade, net	48,149,000	30,993,000
Accounts receivable – other	1,795,000	1,575,000
Inventories, net	43,539,000	44,476,000
Other current assets	4,962,000	3,676,000
Deferred income tax asset	1,887,000	1,953,000

Total current assets	102,079,000	87,697,000

Property, plant and equipment, at cost	49,333,000	39,985,000
Less accumulated depreciation and amortization	(20,012,000)	(22,523,000)

Total property, plant and equipment, net	29,321,000	17,462,000

Other assets, net	1,591,000	877,000

Total assets	$132,991,000	$106,036,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$7,000,000	$3,400,000
Current portion of long-term debt	308,000	289,000
Accounts payable – trade	9,199,000	5,731,000
Income taxes payable	2,799,000	118,000
Accrued liabilities	4,436,000	3,917,000

Total current liabilities	23,742,000	13,455,000

Long – term debt, net of current portion	11,528,000	2,631,000
Deferred income tax liability	1,586,000	950,000
Other long term liabilities	337,000	445,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	40,144,000	39,230,000
Retained earnings	53,703,000	47,906,000
Accumulated other comprehensive income	1,938,000	1,406,000

Total stockholders’ equity	95,798,000	88,555,000

Total liabilities and stockholders’ equity	$132,991,000	$106,036,000

     See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net revenues	$54,672,000	$52,595,000	$82,010,000	$79,158,000
Cost of goods sold	31,363,000	30,635,000	48,010,000	47,231,000

Gross profit	23,309,000	21,960,000	34,000,000	31,927,000
Selling, general and administrative expenses	15,087,000	14,712,000	25,492,000	24,394,000

Income from operations	8,222,000	7,248,000	8,508,000	7,533,000
Other income (expense):
Interest income	11,000	5,000	32,000	15,000
Interest expense	(227,000)	(259,000)	(396,000)	(451,000)
Other income	1,434,000	143,000	1,519,000	216,000

Total other income (expense)	1,218,000	(111,000)	1,155,000	(220,000)
Income before provision for income taxes	9,440,000	7,137,000	9,663,000	7,313,000
Provision for income taxes	3,777,000	2,855,000	3,866,000	2,925,000

Net income	$5,663,000	$4,282,000	$5,797,000	$4,388,000

Net income per share
Basic:
Weighted average shares outstanding	13,373,000	12,958,000	13,331,000	12,955,000
Net income per share	$0.42	$0.33	$0.43	$0.34
Diluted:
Weighted average shares outstanding	13,737,000	13,082,000	13,679,000	13,081,000
Net income per share	$0.41	$0.33	$0.42	$0.34

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2004	2003
Cash flows from operating activities:
Net cash used in operating activities	($5,411,000)	($7,207,000)
Cash flows from investing activities:
Proceeds from sale of fixed assets	5,277,000	—
Purchases of property and equipment	(16,955,000)	(1,646,000)

Net cash used in investing activities	(11,678,000)	(1,646,000)
Cash flows from financing activities:
Increase in restricted cash	(11,000)	—
Principal payments on capital lease obligations	(84,000)	(86,000)
Borrowings on line of credit	20,300,000	27,652,000
Payments on line of credit	(16,700,000)	(20,095,000)
Borrowing on notes payable and long-term debt	11,650,000	—
Principal payments on notes payable and long-term debt	(2,650,000)	(325,000)
Proceeds from issuance of common stock	775,000	63,000

Net cash provided by financing activities	13,280,000	7,209,000
Effect of exchange rate changes on cash	532,000	566,000

Net decrease in cash and cash equivalents	(3,277,000)	(1,078,000)
Cash and cash equivalents, beginning of period	5,024,000	2,336,000

Cash and cash equivalents, end of period	$1,747,000	$1,258,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004

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

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10K for the year ended October 31, 2003, filed with the SEC on January 29, 2004.

Shipping and Handling Revenue

The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs.

Cost of Goods Sold

The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfers costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.

Shipping and Handling Expenses

Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended April 30, 2004 and 2003 were $618,000 and $520,000 respectively. For the six-month periods ended April 30, 2004 and 2003, shipping expenses were $932,000 and $832,000 respectively.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results.

NOTE 2 - Inventories.

Inventories consist of the following at April 30, 2004 and October 31, 2003:

	April 30,	October 31,
	2004	2003
Raw materials	$156,000	$127,000
Finished goods	43,383,000	44,349,000

Total inventories, net	$43,539,000	$44,476,000

NOTE 3 – Disposal and Acquisition of Fixed Assets.

The Company owned land and two buildings located in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000 and were reported in the domestic segment. On February 24, 2004 the Company completed the sale of the land, buildings and other assets for approximately $5,747,000 and paid off the $2,610,000 balance due on the existing mortgage. The property was sold as a unit on an “as is” basis for a price which exceeded its carrying value. The gain on the sale of the property was recorded in the second quarter of fiscal 2004. The Company has also entered into a lease agreement to lease the facility from the new owner commencing on February 24, 2004 and terminating on December 31, 2004, with an option to renew the term of the lease for a period of 60 days. Under the terms of the lease agreement, the Company pays monthly rent of approximately $47,000 plus taxes, insurance and utilities.

On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. The loan carries a fixed interest rate of 5% and will be amortized over 30 years, but is due and payable on May 1, 2014.

NOTE 4 - Net Income Per Share Information.

Basic net income per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of common stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based on the requirements of Statement of Accounting Standards (“SFAS”) No. 128, Earnings Per Share:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Numerator:
Net income numerator for basic and diluted income per share – income available to common stockholders	$5,663,000	$4,282,000	$5,797,000	$4,388,000

Denominator:
Denominator for basic income per share – weighted average shares	13,373,000	12,958,000	13,331,000	12,955,000
Effect of dilutive securities:
stock options	364,000	124,000	348,000	126,000

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	13,737,000	13,082,000	13,679,000	13,081,000

Basic net income per share	$0.42	$0.33	$0.43	$0.34
Diluted net income per share	$0.41	$0.33	$0.42	$0.34

For the quarters ended April 30, 2004 and 2003, the diluted weighted average shares outstanding computation excludes 324,000 and 1,867,000 options, respectively, whose impact would have an anti-dilutive effect. For the six-month periods ended April 30, 2004 and 2003, the diluted weighted average shares outstanding computation excludes 320,000 and 1,847,000 options, respectively, whose impact would have an anti-dilutive effect.

NOTE 5 – Stock Option Compensation.

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The interim information regarding pro forma net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.

Compensation expense for options issued to non-employees is based on the fair value of each option estimated at date of grant using the Black-Scholes option-pricing model. The Company made no such grants to non-employees during the first six months of either fiscal year 2004 or fiscal year 2003.

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the second quarter of fiscal 2004: risk-free interest rate of 3.73%; expected volatility of

57.0%; and expected life of 10 years. The Company did not grant any options during the second quarter of fiscal 2003. The following weighted-average assumptions were used for grants during the first six months of fiscal 2004 and first six months of fiscal 2003, respectively: risk-free interest rates of 3.73% to 4.49% in fiscal 2004 and 3.98% to 4.01% in fiscal 2003; expected volatility of 57.0% to 58.3% in fiscal 2004 and 58.3% in fiscal 2003; and expected life of 10 years in fiscal 2004 and fiscal 2003. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The Company’s pro forma information is as follows:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net income, as reported	$5,663,000	$4,282,000	$5,797,000	$4,388,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards,net of tax effect	(25,000)	(140,000)	(84,000)	(337,000)

Pro forma net income	$5,638,000	$4,142,000	$5,713,000	$4,051,000

Net Income per share:
Basic – as reported	$0.42	$0.33	$0.43	$0.34
Basic – pro forma	$0.42	$0.32	$0.43	$0.31
Diluted – as reported	$0.41	$0.33	$0.42	$0.34
Diluted – pro forma	$0.41	$0.32	$0.42	$0.31

The Company did not reflect any stock-based employee compensation expense in the consolidated financial statements for the periods presented in the above table.

NOTE 6 – Issuance of Common Stock.

Common stock and capital in excess of par value increased by $914,000 in the six months ended April 30, 2004, of which $775,000 is due to the issuance of 142,000 shares of common stock on exercise of options and $139,000 is the tax benefit related to the exercise of those options.

NOTE 7 – Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the components of other comprehensive income for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net Income	$5,663,000	$4,282,000	$5,797,000	$4,388,000
Net unrealized gains on cash flow hedges, net of tax of $19,000 and $72,000	28,000	—	108,000	—
Foreign currency translation income (loss)	(600,000)	(140,000)	424,000	566,000

Total other comprehensive income	$5,091,000	$4,142,000	$6,329,000	$4,954,000

NOTE 8 – Legal Proceedings.

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the discovery process. The Company has not to date booked any provision for settlement charges.

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

NOTE 9 – Segment Information.

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

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net revenues:
Domestic	$44,450,000	$43,440,000	$67,511,000	$66,977,000
International	10,222,000	9,155,000	14,499,000	12,181,000

Total	$54,672,000	$52,595,000	$82,010,000	$79,158,000

Income from operations:
Domestic	$5,821,000	$5,606,000	$5,830,000	$5,467,000
International	2,401,000	1,642,000	2,678,000	2,066,000

Total	$8,222,000	$7,248,000	$8,508,000	$7,533,000

	April 30,	October 31,
	2004	2003
Total assets:
Domestic	$110,286,000	$85,947,000
International	22,705,000	20,089,000

Total	$132,991,000	$106,036,000

Total fixed assets, cost
Domestic	$47,903,000	$38,713,000
International	1,430,000	1,272,000

Total	$49,333,000	$39,985,000

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

     Because the Company’s business is seasonal, the current balance sheet balances at April 30, 2004 may more meaningfully be compared to the balances at April 30, 2003, rather than to the balances at October 31, 2003.

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

     Revenue Recognition. Based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at the time of shipment, the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable and payment is reasonably assured. Provisions are made in the period of the sale for estimated product returns and sales allowances. The Company also includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs.

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $1.1 million at April 30, 2004 compared to $728,000 at October 31, 2003 and $575,000 at April 30, 2003.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables considering the customer’s financial condition and current economic conditions. During the second quarter of fiscal 2003 the Company wrote off the $2.5 million unpaid principal balance of an unsecured promissory note and approximately $2.0 million of receivables due from a national retail customer which had filed for protection under U.S. bankruptcy laws, against the $4.5 million previously reserved by the Company for these specific receivables. If the financial condition of other significant customers of ours were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $48.1 million, net of allowances for doubtful accounts of $1.1 million at April 30, 2004 as compared to the balance of $31.0 million, net of allowances for doubtful accounts of $1.3 million at October 31, 2003. At April 30, 2003, the trade accounts receivable balance was $48.5 million, net of allowances for doubtful accounts of $1.3 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $43.5 million, net of inventory write-downs of $0.7 million at April 30, 2004 as compared to an inventory balance of $44.5 million, net of inventory write-downs of $1.0 million at October 31, 2003. At April 30, 2003, the inventory balance was $43.4 million, net of inventory write-downs of $0.8 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At April 30, 2004, the Company had $1.1 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract through December 2007.

The Company recorded $0.3 million of the APC’s in its “Other Current Assets” line item and $0.8 million in its “Other Assets” line item.

Off-Balance Sheet Arrangements

     At April 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview

     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel under the Ashworth® and Callaway Golf apparel brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, to top specialty-advertising firms for the corporate market as well as in the Company’s own stores. Nearly all of the Company’s production is through “full package” purchases of ready-made goods with approximately 85% of its products manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament and corporate logos for its customers.

     The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfers costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.

     During the second quarter of fiscal 2004 the Company completed two transactions relating to its distribution facilities. In February 2004, the Company completed the sale and lease-back of its old distribution center located in Carlsbad, California. The Company sold the Carlsbad distribution center for $5,747,000 and realized a gain on sale of fixed assets of $1,589,000. In April 2004, the Company completed the purchase of the new distribution facility in Oceanside, California for $13,686,000. The Company applied the tax deferred gain on sale of the old facility to reduce the cost basis of the new facility, for tax purposes, utilizing a tax-deferred exchange under Internal Revenue Code section 1031.

     Second quarter fiscal 2004 net revenue increased 4.0% to $54,672,000 as compared to $52,595,000 for the same period of the prior year. The increase was primarily driven by net revenue increases in its retail, international and corporate channels, offset by a decrease in net revenues from the Company owned stores while net revenues in our domestic core golf and off-course specialty distribution channel were essentially flat. The net revenues growth, combined with improved gross margins and controlled expenses, and the $1.0 million after tax gain on sale of the Company’s facilities in Carlsbad, California, resulted in second quarter net income of $5,663,000 or $0.41 per diluted share, compared to net income of $4,282,000 or $0.33 per diluted share in the same quarter of last fiscal year.

Results of Operations

Second quarter 2004 compared to second quarter 2003

     Consolidated net revenues for the second quarter of fiscal 2004 increased 4.0% to $54,672,000 from $52,595,000 for the same period in 2003 primarily due to higher revenues from the Company’s retail and corporate distribution channels as well as the international segment.

     Net revenues for the domestic segment increased 2.3% to $44,450,000 for the second quarter of fiscal 2004 from $43,440,000 in the second quarter of fiscal 2003. Net revenues from the Company’s retail distribution channel increased 24.3% or $973,000 as compared to the second quarter of fiscal 2003. The increase in the retail distribution channel in the second quarter of fiscal 2004 as compared to the same period of the prior fiscal year is primarily from the addition of retail-specific product offerings and the implementation of the resort shop concept in retail locations. Net revenues from the Company’s corporate distribution channel increased 5.1% or $273,000 in the current quarter as compared to the same quarter of the prior fiscal year. The increase in the corporate distribution channel in the current quarter was primarily due to the addition of the Callaway Golf apparel Sport line to the product lines offered by the corporate distribution channel, as well as the improving economy. These increases were partially offset by a decrease in the net revenues from the Company owned stores in the current quarter as compared to the same quarter in the prior fiscal year. Net revenues from the Company owned stores decreased 13.3% or $214,000 due to the closing of two of the nine Company owned stores. Net revenues from the Company’s golf related distribution channel were essentially flat as compared to the same quarter of the prior fiscal year.

     Net revenues for the international segment increased 11.7% to $10,222,000 from $9,155,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions resulting from the fluctuations in currency exchange rates as well as a slight increase in net revenues from other international territories.

     Consolidated gross margin for the quarter increased 80 basis points to 42.6% as compared to 41.8% a year earlier. This increase was primarily due to reduced costs resulting from improved international product sourcing.

     Consolidated selling, general, and administrative (“SG&A”) expenses increased 2.6% to $15,087,000 for the second quarter of fiscal 2004 from $14,712,000 for the same period in fiscal 2003. This increase was primarily due to higher sales related variable expense resulting from the higher revenues. As a percentage of net revenues, SG&A expenses decreased slightly to 27.6% of net revenues for the second quarter of fiscal 2004 compared to 28.0% in the second quarter of fiscal 2003.

     Total other income increased to $1,218,000 for the second quarter of fiscal 2004 from an expense of $111,000 in the second quarter of fiscal 2003, due primarily to a $1,532,000 net gain on disposal of fixed assets offset by the currency transaction loss recorded in the second quarter of fiscal 2004 as compared to a currency transaction gain recorded by the Company’s U.K. subsidiary in the same period of the prior fiscal year.

     The effective income tax rate for the second quarter of fiscal 2004 remained unchanged form the same period of fiscal year 2003 at 40.0% of pre-tax income.

Six months ended April 30, 2004 compared to six months ended April 30, 2003

     Consolidated net revenues for the first half of fiscal 2004 increased 3.6% to $82,010,000 from $79,158,000 for the same period in fiscal 2003 primarily due to higher revenues from its retail and corporate distribution channels as well as the international segment, partially offset by a decrease in net revenues from the Company’s golf related distribution channel.

     Net revenues for the domestic segment increased 0.8% to $67,511,000 in the first six months of fiscal 2004 from $66,977,000 in the first half of fiscal 2003. Net revenues from the Company’s retail distribution channel increased 45.3% or $2,699,000 in the first six months of fiscal 2004 as compared to the same period of fiscal 2003. The increase in the retail distribution channel in the first half of fiscal 2004 as compared to the same period of the prior fiscal year is primarily due to increased number of doors as well as slightly higher comparable store sales resulting from retail-specific product offerings and the implementation of the resort shop concept in retail locations. Net revenues from the Company’s corporate distribution channel increased 5.4% or $536,000 in the first half of fiscal 2004 as compared to the same period of the prior fiscal year. The increase in the corporate distribution channel was primarily due to the addition of the Callaway Golf apparel Sport line to the product lines offered by the corporate distribution channel, as well as the improving economy. These increases were partially offset by a decrease in the net revenues from the Company’s golf related distribution channel as well as from the Company owned stores. Net revenues from the Company’s golf related distribution channel decreased 4.2% or $2,032,000 in the first half of fiscal 2004 as compared to the first half of fiscal 2003. This decrease was primarily due to continuing industry weakness resulting in a reduction in the average order size. Net revenues from the Company owned stores decreased 20.2% or $669,000 primarily due to the closing of two of the nine Company owned stores.

     Net revenues for the international segment increased 19.0% to $14,499,000 in the first half of fiscal 2004 from $12,181,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions of which $1,549,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during the first half of fiscal 2004. Net revenues from the Company’s U.K. subsidiary in the first half of fiscal 2004 increased by $1,806,000 or 25.4% compared to the same period of the prior fiscal year, of which $1,094,000 was due to fluctuations in currency exchange rates. The balance of the increase was due to an increased number of accounts as well as an increased average order size. Net revenue from the Canadian divisions increased by $514,000 or 14.5% as compared to net revenues in the same period of the prior fiscal year, of which $455,000 was due to changes in currency exchange rates.

     Consolidated gross margin for the first six months of fiscal 2004 increased 120 basis points to 41.5% as compared to 40.3% in the first half of fiscal 2003. This improvement was primarily due to improved product sourcing as well as a more favorable product sales mix.

     Consolidated SG&A expenses increased 4.5% to $25,492,000 for the first half of fiscal 2004 from $24,394,000 for the same period in fiscal 2003. As a percentage of revenues, SG&A expenses increased to 31.1% of net revenues for the first six months of fiscal 2004, as compared to 30.8% for the first six months of fiscal 2003. The increase in SG&A is primarily due to increased insurance expense as well as the timing of sales and marketing expenses.

     Total other income increased to $1,155,000 in the first half of fiscal 2004 from a net other expense of $220,000 in the first six months of fiscal 2003, due primarily to a $1,532,000 net gain on disposal of fixed assets offset by higher interest expense on equipment financing as well as reduced currency transaction gains recorded by the Company’s U.K. subsidiary and Canadian divisions in the current fiscal year as compared to the same period of the prior year.

     The effective income tax rate in the first half of fiscal 2004 remained unchanged from the same period in fiscal year 2003 at 40.0% of pre-tax income.

Capital Resources and Liquidity

     The Company’s primary sources of liquidity for the remainder of fiscal 2004 are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. Ashworth’s need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory during this period to provide product for shipment for the spring/summer selling season.

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

     Interest under this loan agreement is currently charged at the bank’s reference (prime) rate. At April 30, 2004, the prime rate was 4.00%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000.

     The loan agreement contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $72,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after October 31, 2002, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum EBITDA determined on a rolling four quarter basis ranging from $12,500,000 at April 29, 2003 and increasing over time to $19,500,000 at October 31, 2004 and thereafter, and (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.60:1.0 for each January 31 through July 30 period and 0.90:1.0 for each July 31 through January 30 period. The loan agreement limits annual lease and rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the loan agreement may not be more than $15,000,000 in fiscal year 2003 or $19,000,000 in fiscal year 2004 and in each fiscal year thereafter. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company is in compliance in all material respects with all of the loan agreement’s financial covenants as of April 30, 2004.

     The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $3,911,000 at April 30, 2004 as compared to $7,128,000 at April 30, 2003. The Company had $7,000,000 outstanding against the line of credit at April 30, 2004, compared to $18,682,000 outstanding at April 30, 2003. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms as well as better working capital management. At April 30, 2004, $44,089,000 was available for borrowings under this loan agreement.

     During the first six months ended April 30, 2004, cash used in operations was $5,411,000 as compared to $7,207,000 used during the same period of the prior fiscal year. The improvement in cash management was primarily due to the Company’s ability to negotiate more favorable payment terms with many of its vendors as well as controlling inventory growth and improving collections of accounts receivable.

     Net trade receivables were $48,149,000 at April 30, 2004, an increase of $17,156,000 from the balance at October 31, 2003. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $48,468,000 at April 30, 2003, rather than the year-end balance. The comparison to the second quarter of fiscal 2003 shows a decrease of 0.7% in net trade receivables.

     Net inventories decreased 2.1% to $43,539,000 at April 30, 2004 from $44,476,000 at October 31, 2003. Compared to net inventories of $43,371,000 at April 30, 2003, net inventories at April 30, 2004 have increased by 0.4%. The Company believes that its current inventory mix and amounts are appropriate to respond to market demand.

     On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. The loan will be amortized over 30 years, but is due and payable on May 1, 2014. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC LLC is a wholly owned limited liability company organized under the laws of the state of Delaware and its results are reported in the condensed consolidated statements included in this report.

     During the first six months of fiscal 2004, the Company incurred capital expenditures of $16,955,000 primarily for the purchase of the new distribution center, computer systems and equipment, leasehold improvements and distribution center equipment. The Company anticipates capital spending of approximately $2,745,000 during the remainder of fiscal 2004, primarily on sales fixtures, distribution center related improvements, outlet stores openings and renovations and upgrades of computer systems and equipment. Except for the purchase of the real property, for which the Company obtained mortgage financing, management currently intends to finance the purchase of the additional capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate.

     The Company capitalized interest of $61,000 and $0 during the six months ended April 30, 2004 and 2003, respectively, related to self-constructed construction in progress for the new distribution center.

     On February 24, 2004, the Company sold certain property located in Carlsbad, California, used in its distribution operation for $5,747,000 and recorded a gain on disposal of fixed assets of $1,589,000. The land, buildings and other assets were sold as a unit on an “as is” basis. As a result of the sale, the Company paid the $2,610,000 balance due on the mortgage relating to the subject property. The Company has entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on February 24, 2004 and terminates on December 31, 2004, with an option to renew the term of the lease for a period of 60 days with written notice of intent to exercise the option due at least 90 days prior to the expiration of the initial term of the lease. Under the terms of the lease agreement, the Company pays monthly rent of approximately $47,000 plus taxes, insurance and utilities.

     The Company has entered into agreements with equipment manufacturers to purchase the equipment required for the operation of the Company’s new distribution center in Oceanside, California. On June 23, 2003, the Company entered into a Master Equipment Lease Agreement with a financial institution which has accepted an assignment of these purchase agreements and assumed all rights and payment obligations under these agreements. From time to time, commencing approximately June 26, 2003, the financial institution will make progress payments to the equipment manufacturers during the period while the equipment is being purchased, assembled, installed and/or tested as required by the purchase agreements. The total cost of the equipment is expected to be approximately $12,000,000. The Company is obligated to pay the financial institution for interest costs related to the progress payments calculated using the prime rate plus one half of one percentage point per annum based on a 360-day year. As of April 30, 2004, the financial institution has made progress payments of $5,798,000 leaving an available balance of $6,202,000 and the Company has paid $132,000 in interest charges during the first half of fiscal 2004. Under the original agreement, if the Company failed to deliver a certificate of acceptance and execute an equipment schedule by the outside closing date, the Company would be obligated to purchase the equipment from the financial institution at a price equal to the aggregate amount of all costs, disbursements and expenses incurred or committed to be incurred by the financial institution. The Company has entered into an agreement with the financial institution to extend the outside closing date to August 31, 2004.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.

     Common stock and capital in excess of par value increased by $914,000 in the six months ended April 30, 2004, of which $775, 000 is due to the issuance of 141,800 shares of common stock on exercise of options and $139,000 is the tax benefit related to the exercise of those options.

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

Derivatives

     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U.S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. All of these contracts were settled as intended and, at April 30, 2004, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. For variable interest entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of FIN No. 46 immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of FIN No. 46 were first required to be applied in the Company’s financial statements as of July 31, 2003. In January 2004, the FASB issued a revision to FIN No. 46, to clarify some requirements and add new scope exceptions. The revised guidance is effective for the first reporting period beginning after December 15, 2003. The provisions of FIN No. 46 have not had a material impact on the Company’s financial position and results of operations.

Cautionary Statements and Risk Factors

     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases or if unusual weather conditions cause a reduction in rounds played.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	The Company has purchased land and a building in Oceanside, California to replace and expand existing owned and leased office and distribution facilities. The Company’s results of operations would be adversely affected if the Oceanside distribution center does not become operational as anticipated or functionality problems are encountered. Any such delay or operational problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional distribution space or extend the term of existing leases. In addition,

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

•	The outbreak of Severe Acute Respiratory Syndrome affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer. The Company’s foreign suppliers’ ability to deliver products may be adversely affected by future changes in tariffs, quotas and other trade barriers imposed by the foreign countries, as well as the United States.

•	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales or have lower gross profit margins.

•	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

•	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.

•	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s consolidated financial position and results of operations.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

•	The Company maintains high levels of inventory to support its AuthenticsTM program as well as the Callaway Golf apparel Classics program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s long-term debt consists of notes payable which had a total balance of $11,836,000 at April 30, 2004. The debt bears interest at variable and fixed rates ranging from 5.0% to 8.3%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $7,000,000 outstanding at April 30, 2004 on its revolving line of credit with interest charged at the bank’s reference (prime) rate. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the six months ended April 30, 2004 would have resulted in a $13,000 reduction in net income.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. All of these contracts were settled as intended and, at April 30, 2004, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.

Changes in Internal Control over Financial Reporting

     There was no significant change in the Company’s internal controls over financial reporting during the Company’s first quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The plaintiffs seek unspecified damages. The parties are currently in the discovery process. The Company has not to date booked any provision for settlement charges.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES – NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) on March 24, 2004, the following five directors were elected for varying terms to serve on the Company’s board of directors: Mr. Stephen G. Carpenter, Ms. Judith K. Hofer and Mr. Phillip D. Matthews were elected as Class II directors to serve for a three year term until the Annual Meeting in 2007, Mr. James B. Hayes was elected as a Class I director to serve a two year term until the Annual Meeting in 2006 and Mr. Andre P. Gambucci was elected as a Class III director to serve a one year term until the Annual Meeting in 2005. The following directors continued in office after the meeting but were not subject to reelection at the meeting: Messrs. John M. Hanson, Jr., Mr. H. Michael Hecht and Mr. Randall L. Herrel, Sr.

     The stockholder votes on the elections were as follows:

Stephen G. Carpenter
Number of votes FOR	12,320,623
Number of votes WITHHELD	166,485
Number of broker non-votes	0

Judith K. Hofer
Number of votes FOR	12,366,024
Number of votes WITHHELD	121,084
Number of broker non-votes	0

Phillip D. Matthews
Number of votes FOR	12,362,393
Number of votes WITHHELD	124,715
Number of broker non-votes	0

James B. Hayes
Number of votes FOR	12,364,493
Number of votes WITHHELD	122,615
Number of broker non-votes	0

Andre P. Gambucci
Number of votes FOR	12,319,602
Number of votes WITHHELD	167,506
Number of broker non-votes	0

Item 5. OTHER INFORMATION – NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 0-18553) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 0-18553) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-

16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 0-18553) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 0-18553) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-18553) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-18553) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 0-18553) and incorporated herein by reference).

10(e)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(f)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(g)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(h)(1)	Credit Agreement dated April 24, 2003, between Ashworth, Inc. as Borrower, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(2)	Guaranty Agreement dated April 24, 2003 between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Guarantors and Bank of America, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(i)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(3)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005 (filed as Exhibit 10(i)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(n)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective

October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(p)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10® to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(q)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(r)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(s)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(t)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(u)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(v)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(w)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc. filed as Exhibit 10(w)(1) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc. filed as Exhibit 10(w)(2) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc. filed as Exhibit 10(w)(3) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc. filed as Exhibit 10(w)(4) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc. filed as Exhibit 10(w)(5) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc.

10(x)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC.

10(x)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A.

10(x)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A.

10(x)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A.

10(x)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003 (filed as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

† Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

The Company filed a report on Form 8-K dated March 4, 2004 furnishing the press release reporting the results of operations for the first quarter of fiscal 2004 as well as earnings guidance for the second quarter and fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date: June 14, 2004	By:	/s/ Terence W. Tsang
Terence W. Tsang
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(x)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc.
10(x)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC.
10(x)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A.
10(x)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A.
10(x)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A.
10(x)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.