Form 10-Q
period 2004-07-31
ASHWORTH INC
filed 2004-09-14
CIK 820774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at September 9, 2004

$.001 par value Common Stock	13,461,502

INDEX

		PAGE
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
Part II. Other Information
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	32
	Exhibit Index	33
EXHIBIT 10.(z)(1)
EXHIBIT 10.(z)(2)
EXHIBIT 10.(z)(3)
EXHIBIT 10.(z)(4)
EXHIBIT 10.(z)(5)
EXHIBIT 10.(z)(6)
EXHIBIT 10.(z)(7)
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

-i-

PART I

FINANCIAL INFORMATION

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,140,000	$5,024,000
Accounts receivable – trade, net	42,185,000	30,993,000
Accounts receivable – other	1,218,000	1,575,000
Inventories, net	46,406,000	44,476,000
Other current assets	4,595,000	3,676,000
Deferred income tax asset	1,890,000	1,953,000

Total current assets	99,434,000	87,697,000

Property, plant and equipment, at cost	51,746,000	39,985,000
Less accumulated depreciation and amortization	(19,029,000)	(22,523,000)

Total property, plant and equipment, net	32,717,000	17,462,000

Goodwill	12,270,000	–
Intangible assets, net	10,974,000	636,000
Other assets	675,000	241,000

Total assets	$156,070,000	$106,036,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$1,750,000	$3,400,000
Current portion of long-term debt	4,545,000	289,000
Accounts payable – trade	12,133,000	5,731,000
Income taxes payable	1,053,000	118,000
Accrued liabilities	9,218,000	3,917,000

Total current liabilities	28,699,000	13,455,000

Long-term debt, net of current portion	28,237,000	2,631,000
Deferred income tax liability	1,586,000	950,000
Other long-term liabilities	346,000	445,000
Stockholders’ equity:
Common stock	13,000	13,000
Capital in excess of par value	40,496,000	39,230,000
Retained earnings	54,211,000	47,906,000
Accumulated other comprehensive income	2,482,000	1,406,000

Total stockholders’ equity	97,202,000	88,555,000

Total liabilities and stockholders’ equity	$156,070,000	$106,036,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net revenues	$42,825,000	$37,960,000	$124,835,000	$117,118,000
Cost of goods sold	24,798,000	22,284,000	72,808,000	69,515,000

Gross profit	18,027,000	15,676,000	52,027,000	47,603,000
Selling, general and administrative expenses	13,560,000	12,051,000	39,052,000	36,445,000

Income from operations	4,467,000	3,625,000	12,975,000	11,158,000
Other income (expense):
Interest income	14,000	9,000	46,000	24,000
Interest expense	(452,000)	(232,000)	(848,000)	(683,000)
Other income (expense), net	(3,183,000)	37,000	(1,664,000)	253,000

Total other expense	(3,621,000)	(186,000)	(2,466,000)	(406,000)
Income before provision for income taxes	846,000	3,439,000	10,509,000	10,752,000
Provision for income taxes	338,000	1,376,000	4,204,000	4,301,000

Net income	$508,000	$2,063,000	$6,305,000	$6,451,000

Net income per share
Basic:
Weighted average shares outstanding	13,444,000	13,006,000	13,366,000	12,972,000
Net income per share	$0.04	$0.16	$0.47	$0.50
Diluted:
Weighted average shares outstanding	13,757,000	13,211,000	13,703,000	13,124,000
Net income per share	$0.04	$0.16	$0.46	$0.49

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,
	2004	2003
Cash flows from operating activities:
Net cash provided by operating activities	$8,588,000	$8,432,000
Cash flows from investing activities:
Proceeds from sale of fixed assets	5,277,000	—
Purchases of property and equipment	(19,263,000)	(2,422,000)
Acquisition of business	(23,678,000)	—

Net cash used in investing activities	(37,664,000)	(2,422,000)
Increase in restricted cash	(16,000)	—
Principal payments on capital lease obligations	(127,000)	(129,000)
Borrowings on line of credit	27,539,000	37,102,000
Payments on line of credit	(31,350,000)	(42,227,000)
Borrowing on notes payable and long-term debt	31,666,000	—
Principal payments on notes payable and long-term debt	(2,677,000)	(355,000)
Proceeds from issuance of common stock	1,081,000	624,000

Net cash provided by (used in) financing activities	26,116,000	(4,985,000)
Effect of exchange rate changes on cash	1,076,000	668,000

Net increase (decrease) in cash and cash equivalents	(1,884,000)	1,693,000
Cash and cash equivalents, beginning of period	5,024,000	2,336,000

Cash and cash equivalents, end of period	$3,140,000	$4,029,000

Supplemental disclosures of noncash transactions:
Note payable issued for acquisition of business	$1,000,000	—

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004

NOTE 1 – Basis of Presentation.

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

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2003, filed with the SEC on January 30, 2004.

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

Shipping and Handling Expenses

Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended July 31, 2004 and 2003 were $572,000 and $525,000, respectively. For the nine-month periods ended July 31, 2004 and 2003, shipping expenses were $1,504,000 and $1,357,000, respectively.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results.

NOTE 2 – Inventories.

Inventories consisted of the following at July 31, 2004 and October 31, 2003:

	July 31,	October 31,
	2004	2003
Raw materials	$107,000	$127,000
Finished goods	46,299,000	44,349,000

Total inventories, net	$46,406,000	$44,476,000

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

On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $14,023,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. The loan carries a fixed interest rate of 5% and will be amortized over 30 years, but is due and payable on May 1, 2014.

NOTE 4 – Acquisition of Membership Interests in Gekko Brands, LLC.

At close of business on July 6, 2004, Ashworth, Inc. completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to the Membership Interests Purchase Agreement entered into on July 6, 2004, between Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc. and the selling members identified therein.

The purchase price for the Acquisition was $24 million consisting of $23 million in cash, a $1 million promissory note and $0.7 million in acquisition costs. Up to an additional $6.5 million will be paid to the remaining members of Gekko Brands, LLC management if the subsidiary achieves specific EBIT and other operating targets over approximately the next four years or through Ashworth’s fiscal year 2008. Ashworth intends that the operations of the newly acquired subsidiary will continue to focus on designing, producing and distributing headwear and apparel. Gekko Brands, LLC will be included in the Company’s existing reportable domestic segment.

In connection with the Acquisition, Ashworth entered into a new secured 5-year bank facility comprised of a $20 million term loan and a $35 million line of credit replacing its prior $55 million facility. To finance the cash purchase price of the Acquisition, Ashworth utilized the term loan together with part of the new line of credit.

The operating results of Gekko Brands, LLC are included in the Company’s consolidated results from the date of acquisition.

The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company is obtaining a third party valuation of certain tangible and intangible assets acquired with the Gekko brands acquisition and expects to receive the final report prior to October 31, 2004. The following table presents the tentative allocation of the aggregate purchase price for Gekko Brands, LLC based on its estimated fair value of the assets and liabilities acquired:

In millions
Net working capital (net of cash received)	$3.1
Property, plant and equipment	1.5
Assumed debt	(2.6)
Goodwill	12.3
Other intangible assets	10.4

Total net assets	$24.7

The $12.3 million allocated to goodwill reflects the benefit the Company expects to realize from expanding its distribution into new channels.

The $10.4 million in other assets includes tradenames, customer lists and non-compete agreements.

Pro Forma Results of Operations

The results of Gekko Brand, LLC’s operations have been included in the consolidated financial statements since July 7, 2004. Had the acquisition been completed as of the beginning of the fiscal year, the Company would have reported pro forma net revenues, net income (loss) and basic and diluted net income (loss) per share amounts as follows (in millions, except per share data):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net revenues	$52.5	$46.0	$145.8	$138.4
Net income (loss)	(1.5)	2.3	4.8	6.0
Net income (loss) per share:
Basic	$(0.11)	$0.17	$0.36	$0.46
Diluted	$(0.11)	$0.17	$0.35	$0.46

The pro forma results include interest expense on the Company’s term loan and line of credit that were used to finance the acquisition. The pro forma results also include adjustments for income taxes and deprecation and amortization of assets to give effect for purchase accounting adjustments in recording the acquisition. The pro forma amounts are not indicative of anticipated future results.

NOTE 5 – Intangible Assets.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. Changes in goodwill and tradenames during the nine months ended July 31, 2004 were due to the acquisition of Gekko Brands, LLC. The following sets forth the intangible assets by major category:

		July 31, 2004			October 31, 2003
	Useful
	Life	Gross Carrying	Accumulated	Net Book		Accumulated	Net Book
	(Years)	Amount	Amortization	Value	Gross	Amortization	Value
Non-amortizing:
Goodwill		$12,270,000	$—	$12,270,000	$—	$—	$—
Tradenames		8,700,000	—	8,700,000	—	—	—
Amortizing:
Customer lists	3-5	1,530,000	(13,000)	1,517,000	—	—	—
Non-Compete	4-10	1,372,000	(639,000)	733,000	1,142,000	(549,000)	593,000
Trademarks	5	1,289,000	(1,265,000)	24,000	1,231,000	(1,188,000)	43,000

Total intangible assets		$25,161,000	$(1,917,000)	$23,244,000	$2,373,000	$(1,737,000)	$636,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 10 years. During the three months ended July 31, 2004 and 2003, aggregate amortization expense was approximately $40,000 and $50,000, respectively. During the nine months ended July 31, 2004 and 2003, aggregate amortization expense was approximately $91,000 and $149,000, respectively. Amortization expense related to intangible assets at July 31, 2004 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2004	$83,000
2005	331,000
2006	331,000
2007	322,000
2008	304,000
2009	154,000
Thereafter	749,000

Total	$2,274,000

NOTE 6 – Line of Credit Agreement.

On July 6, 2004, the Company entered into a new business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The new loan agreement is comprised of a $20,000,000 term loan and a $35,000,000 revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s real estate.

Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At July 31, 2004, the bank’s reference rate was 4.50%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a). The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum EBITDA determined on a rolling four quarter basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at April 30, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company is in compliance with, or has obtained waivers for, all of the loan agreement’s financial covenants as of July 31, 2004.

The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $2,532,000 at July 31, 2004 as compared to $5,998,000 outstanding at July 31, 2003 under the prior loan agreement. The Company had $1,750,000 outstanding against the revolving credit facility under this loan agreement at July 31, 2004, compared to $6,000,000 outstanding at July 31, 2003 under the prior agreement. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms. The Company had $20,000,000 outstanding on the term loan under this loan agreement at July 31, 2004. At July 31, 2004, $30,718,000 was available for borrowings against the revolving credit facility under this loan agreement.

NOTE 7 – Net Income Per Share Information.

Basic net income per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of common stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Numerator:
Net income
Numerator for basic and diluted income per share – income available to common stockholders	$508,000	$2,063,000	$6,305,000	$6,451,000

Denominator:
Denominator for basic income per share – weighted average shares	13,444,000	13,006,000	13,366,000	12,972,000
Effect of dilutive securities:
stock options	313,000	205,000	337,000	152,000

Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	13,757,000	13,211,000	13,703,000	13,124,000

Basic net income per share	$0.04	$0.16	$0.47	$0.50
Diluted net income per share	$0.04	$0.16	$0.46	$0.49

For the quarters ended July 31, 2004 and 2003, the diluted weighted average shares outstanding computation excludes 327,000 and 916,000 options whose impact would have an anti-dilutive effect, respectively. For the nine-month periods ended July 31, 2004 and 2003, the diluted weighted average shares outstanding computation excludes 318,000 and 1,095,000 options whose impact would have an anti-dilutive effect, respectively.

NOTE 8 – Issuance of Common Stock.

Common stock and capital in excess of par value increased by $1,266,000 in the nine months ended July 31, 2004, of which $1,081,000 is due to the issuance of 194,000 shares of common stock on exercise of options and $185,000 is the tax benefit related to the exercise of those options.

NOTE 9 – Stock Option Compensation.

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

Compensation expense for options issued to non-employees is based on the fair value of each option estimated at date of grant using the Black-Scholes option-pricing model. The Company made no such grants to non-employees during the first nine months of either fiscal year 2004 or fiscal year 2003.

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the third quarter of fiscal 2004 and the third quarter fiscal 2003, respectively: risk-free interest rate of

4.71% in 2004 and 3.34% to 3.43% in 2003; expected volatility of 56.4% in 2004 and 58.0% in 2003; and expected life of 10 years in 2004 and 2003. The following weighted-average assumptions were used for grants during the first nine months of fiscal 2004 and first nine months of fiscal 2003, respectively: risk-free interest rates of 3.73% to 4.71% in fiscal 2004 and 3.34% to 4.01% in fiscal 2003; expected volatility of 56.4% to 58.3% in fiscal 2004 and 58.0% to 58.3% in fiscal 2003; and expected life of 10 years in fiscal 2004 and fiscal 2003.

The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero for all periods.

The Company’s pro forma information is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net income, as reported	$508,000	$2,063,000	$6,305,000	$6,451,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(179,000)	(100,000)	(548,000)	(437,000)

Pro forma net income	$329,000	$1,963,000	$5,757,000	$6,014,000

Net income per share:
Basic – as reported	$0.04	$0.16	$0.47	$0.50
Basic – pro forma	$0.02	$0.15	$0.43	$0.46
Diluted – as reported	$0.04	$0.16	$0.46	$0.49
Diluted – pro forma	$0.02	$0.15	$0.42	$0.46

The Company did not reflect any stock-based employee compensation expense in the consolidated financial statements for the periods presented in the above table.

     NOTE 10 – Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net income	$508,000	$2,063,000	$6,305,000	$6,451,000
Net unrealized gains (losses) on cash flow hedges, net of tax of $72,000 and $33,000, respectively	—	(49,000)	108,000	(49,000)
Effects of foreign currency translation	544,000	151,000	968,000	717,000

Total comprehensive income	$1,052,000	$2,165,000	$7,381,000	$7,119,000

NOTE 11 – Legal Proceedings.

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint alleged that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleged that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. The Company has reached a tentative settlement to conclude this securities class action lawsuit. Under the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $15.25 million, approximately 82% of which will be paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge in the third quarter of fiscal year 2004 of $3 million related to settlement of this suit.

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

NOTE 12 – Segment Information.

The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company has the following two reportable segments: domestic and international. The chief operating decision maker evaluates segment performance based primarily on revenues and income from operations. Interest income and expense is evaluated on a consolidated basis and is not allocated to the Company’s business segments. Segment information is summarized (for the periods or dates presented) below:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net revenues:
Domestic	$35,795,000	$31,674,000	$103,305,000	$98,651,000
International	7,030,000	6,286,000	21,530,000	18,467,000

Total	$42,825,000	$37,960,000	$124,835,000	$117,118,000

Income from operations:
Domestic	$3,429,000	$2,877,000	$9,259,000	$8,344,000
International	1,038,000	748,000	3,716,000	2,814,000

Total	$4,467,000	$3,625,000	$12,975,000	$11,158,000

	July 31,	October 31,
	2004	2003
Total assets:
Domestic	$132,849,000	$85,947,000
International	23,221,000	20,089,000

Total	$156,070,000	$106,036,000

Long lived assets, cost
Domestic	$76,077,000	$41,327,000
International	1,505,000	1,272,000

Total	$77,582,000	$42,599,000

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

     Because the Company’s business is seasonal, the current balance sheet balances at July 31, 2004 may more meaningfully be compared to the balances at July 31, 2003, rather than to the balances at October 31, 2003.

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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $1,050,000 at July 31, 2004 compared to $728,000 at October 31, 2003 and $526,000 at July 31, 2003.

     Allowance for Doubtful Accounts. Management must also make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. In October 2002, the Company acquired credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $42.2 million, net of allowances for doubtful accounts of $1.6 million, at July 31, 2004, as compared to the balance of $31.0 million, net of allowances for doubtful accounts of $1.3 million, at October 31, 2003. At July 31, 2003, the trade accounts receivable balance was $33.7 million, net of allowances for doubtful accounts of $1.1 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $46.4 million, net of inventory write-downs of $0.8 million, at July 31, 2004, as compared to an inventory balance of $44.5 million, net of inventory write-downs of $1.0 million, at October 31, 2003. At July 31, 2003, the inventory balance was $42.3 million, net of inventory write-downs of $1.0 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At July 31, 2004, the Company had $0.9 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract through December 1, 2007. At July 31, 2004, the Company recorded $0.5 million of the APC’s in its “Other Current Assets” line item and $0.4 million in its “Other Assets” line item.

Off-Balance Sheet Arrangements

     At July 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

     During the second quarter of fiscal 2004 the Company completed two transactions relating to its distribution facilities. In February 2004, the Company completed the sale and lease-back of its old distribution center located in Carlsbad, California. The Company sold the Carlsbad distribution center for $5,747,000 and realized a gain on sale of fixed assets of $1,589,000. In April 2004, the Company completed the purchase of the new distribution facility in Oceanside, California for approximately $14,023,000. The Company applied the tax deferred gain on sale of the old facility to reduce the cost basis of the new facility, for tax purposes, utilizing a tax-deferred exchange under Internal Revenue Code section 1031.

     During the third quarter of fiscal 2004 the Company completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc. and the selling members identified therein. Ashworth intends that the operations of the newly acquired subsidiary will continue to focus on designing, producing and distributing headwear and apparel.

     The purchase price for the Acquisition was $24,000,000 consisting of $23,000,000 in cash and a $1,000,000 promissory note. Up to an additional $6,500,000 will be paid to the remaining members of Gekko Brands, LLC management if the subsidiary achieves specific EBIT and other operating targets over approximately the next four years or through Ashworth’s fiscal year 2008.

     In connection with the Acquisition, Ashworth entered into a new secured 5-year bank facility comprised of a $20,000,000 term loan and a $35,000,000 line of credit replacing its prior $55,000,000 facility. To finance the cash purchase price of the Acquisition, Ashworth utilized the term loan together with part of the new line of credit.

     Also during the third quarter of fiscal 2004 the Company recorded a pre-tax charge of $3,000,000 related to a tentative settlement to conclude the securities class action lawsuit brought in 1999 against the Company and certain current and former directors and officers in the United States District Court for the Southern District of California. The litigation was brought on behalf of a class of investors who purchased the Company’s stock in the open market between September 4, 1997 and July 15, 1998. Under the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $15,250,000, approximately 82% of which will be paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies.

     Third quarter fiscal 2004 net revenue increased 12.8% to $42,825,000 as compared to $37,960,000 for the same period of the prior year. The increase was primarily driven by the addition of Gekko Brands, LLC in the month of July 2004 as well as net revenue increases in its international, retail and core golf and off-course specialty distribution channels, offset by decreases in net revenues from the Company owned stores and corporate distribution channel. The net revenues growth, combined with improved gross margins, offset by the $1.8 million after tax charge related to the settlement of the class action law suit, resulted in third quarter net income of $508,000 or $0.04 per diluted share, compared to net income of $2,063,000 or $0.16 per diluted share in the same quarter of last fiscal year.

Results of Operations

Third quarter 2004 compared to third quarter 2003

     Consolidated net revenues for the third quarter of fiscal 2004 increased 12.8% to $42,825,000 from $37,960,000 for the same period in 2003 primarily due the addition of Gekko’s net revenues as well as higher revenues from the Company’s retail and core golf and off-course specialty distribution channels and the international segment.

     Net revenues for the domestic segment increased 13.0% to $35,795,000 for the current quarter from $31,674,000 in the third quarter of 2003, primarily due to the Gekko acquisition, which contributed $3,434,000 in net revenues. Net revenues from the Company’s retail distribution channel increased 6.3% or $187,000 resulting from an increase in the number of doors selling the Company’s product lines. Net revenues from the green grass and off-course specialty distribution channel increased 3.8% or $785,000 primarily driven by an increase in sales of Callaway Golf apparel. These increases were partially offset by the 12.5% or $191,000 decrease in revenues from Company-owned stores primarily due to the closing of the studio store in September 2003, and a 1.5% or $95,000 decrease in revenues in the corporate distribution channel primarily due to generally weak industry-wide trends.

     Net revenues for the international segment increased 11.8% to $7,030,000 for the current quarter from $6,286,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $515,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during the third quarter of fiscal 2004, partially offset by slight decreases in other international territories.

     Consolidated gross margin for the third quarter of fiscal 2004 increased 80 basis points to 42.1% as compared to 41.3% for the same quarter a year earlier. This improvement was primarily due to improved sourcing and the addition of Gekko Brands, LLC.

     Consolidated selling, general and administrative (“SG&A”) expenses increased 12.5% to $13,560,000 for the third quarter of fiscal 2004 from $12,051,000 for the same period in fiscal 2003. As a percent of net revenues, SG&A expenses were 31.7% for the third quarter of fiscal 2004 as compared to 31.8% for the same period of the prior year. The improved operating margin was partly due to the seasonally high sales of Gekko products and the associated operating leverage.

     Total other expense increased to $3,621,000 for the third quarter of fiscal 2004 from $186,000 in the third quarter of fiscal 2003. The increase was primarily due to the $3,000,000 charge related to the settlement of the class action law suit, higher interest expense resulting from increased long-term debt and equipment financing as well as currency transaction losses recorded in the third quarter of fiscal 2004 as compared to currency transaction gains recorded by the Company’s U.K. subsidiary and Canadian divisions in the same period of the prior fiscal year.

     The effective income tax rate for the third quarter of fiscal 2004 remained unchanged from the same period of fiscal year 2003 at 40.0% of pre-tax income.

Nine months ended July 31, 2004 compared to nine months ended July 31, 2003

     Consolidated net revenues for the first nine months of fiscal 2004 increased 6.6% to $124,835,000 from $117,118,000 for the same period in fiscal 2003.

     Net revenues for the domestic segment increased 4.7% to $103,305,000 from $98,651,000 in the first nine months of fiscal 2003. Net revenues increased $3,434,000 as a result of the Company’s recent acquisition of Gekko Brands, LLC. Net revenues from the Company’s retail distribution channel increased 33.5% or $2,989,000. The increase in the retail distribution channel in the first nine months of fiscal 2004 as compared to the same period of the prior fiscal year is primarily due to the increased number of doors as well as slightly higher comparable store sales resulting from retail-specific product offerings and the implementation of the resort shop concept in retail locations. Net revenues from the Company’s corporate distribution channel increased 2.7% or $441,000 in the first nine months of fiscal 2004 as compared to the same period of the prior fiscal year. The increase in the corporate distribution channel was primarily due to the addition of the Callaway Golf apparel Sport line to the other product lines offered by the corporate distribution channel. These increases were partially offset by a decrease in the net revenues from the Company’s golf-related distribution channel as well as from the Company-owned stores. Net revenues from the Company’s green grass and off-course specialty distribution channel decreased 2.0% or $1,352,000 in the first nine months of fiscal 2004 as compared to the same period of the prior fiscal year. This decrease was primarily due to continuing industry weakness resulting in a reduction in the average order size. Net revenues from the Company-owned stores decreased 17.8% or $861,000 primarily due to the closing of two of the nine Company-owned stores.

     Net revenues for the international segment increased 16.6% to $21,530,000 from $18,467,000 for the same period of the prior fiscal year. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $2,064,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during the first nine months of fiscal 2004. This increase was partially offset by an 11.9% or $273,000 decrease in net revenues from other international territories. Net revenues from the Company’s U.K. subsidiary in the first nine months of fiscal 2004 increased by $2,475,000 or 22.2% compared to the same period of the prior fiscal year, of which $1,587,000 was due to fluctuations in currency exchange rates. The balance of the increase was due to an increased number of accounts as well as an increased average order size. Net revenue from the Canadian divisions increased by $590,000 or 11.8% as compared to net revenues in the same period of the prior fiscal year, of which $477,000 was due to changes in currency exchange rates.

     Consolidated gross margin for the first nine months of fiscal 2004 improved 100 basis points to 41.7% as compared to 40.7% in the first nine months of fiscal 2003. The improvement was primarily due to improved sourcing.

     Consolidated SG&A expenses increased 7.1% to $39,052,000 for the first nine months of fiscal 2004 from $36,445,000 for the same period in fiscal 2003. As a percent of net revenues, SG&A expenses were 31.3% for the first nine months of fiscal 2004 as compared to 31.1% for the same period of the prior year. The increase in SG&A is primarily due to timing of sales and marketing related expenses.

     Total other expense increased to $2,466,000 in the first nine months of fiscal 2004 from $406,000 during the same period of fiscal 2003. The increase was primarily due to the $3,000,000 charge related to the settlement of the class action law suit, higher interest expense resulting from increased long-term debt and equipment financing as well as lower currency transaction gains recorded by the Company’s U.K. subsidiary and Canadian divisions in the first nine months of fiscal 2004 as compared to the same period of the prior fiscal year. This increase in other expenses was partially offset by the $1,517,000 net gain on disposal of fixed assets recorded in the first nine months of fiscal 2004.

     The effective income tax rate in the first nine months of fiscal 2004 remained unchanged from the same period of fiscal year 2003 at 40.0% of pre-tax income.

Capital Resources and Liquidity

     The Company’s primary sources of liquidity for the next 12 months are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. Ashworth’s need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory during this period to provide product for shipment for the spring/summer selling season.

     On July 6, 2004, the Company entered into a new business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The new loan agreement is comprised of a $20,000,000 term loan and a $35,000,000 revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s real estate.

     Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At July 31, 2004, the bank’s reference rate was 4.50%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000.

     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum EBITDA determined on a rolling four quarter basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at April 30, 2004 and 1.25:1.00 thereafter.

The loan agreement limits annual lease and rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company is in compliance with or has obtained waivers for, all of the loan agreement’s financial covenants as of July 31, 2004.

     The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $2,532,000 at July 31, 2004 as compared to $5,998,000 outstanding at July 31, 2003 under the prior loan agreement. The Company had $1,750,000 outstanding against the revolving credit facility under this loan agreement at July 31, 2004, compared to $6,000,000 outstanding at July 31, 2003 under the prior agreement. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms. The Company had $20,000,000 outstanding on the term loan under this loan agreement at July 31, 2004. At July 31, 2004, $30,718,000 was available for borrowings against the revolving credit facility under this loan agreement.

     During the first nine months ended July 31, 2004, cash provided by operations was $8,588,000 as compared to $8,432,000 provided during the same period of the prior fiscal year. The improvement in cash flow from operations was primarily due to the Company being able to convert several of its vendors from letters of credit to open credit terms.

     Net trade receivables were $42,185,000 at July 31, 2004, an increase of $11,192,000 from the balance at October 31, 2003. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $33,733,000 at July 31, 2003, rather than the year-end balance. The comparison of the third quarter fiscal 2004 balance to the third quarter fiscal 2003 balance shows an increase of 25.1% in net trade receivables while net revenues increased 12.8% for the comparable quarter. This increase is in part due to the addition of the Gekko Brands, LLC accounts receivable. The Company also implemented certain sales programs that offered extended payment terms to customers meeting credit worthiness requirements and other specified qualification criteria.

     Net inventories increased 4.3% to $46,406,000 at July 31, 2004 from $44,476,000 at October 31, 2003. Compared to net inventories of $42,321,000 at July 31, 2003, net inventories at July 31, 2004 have increased by 9.7%, primarily due to the addition of Gekko Brands, LLC. The Company believes that its current inventory mix is appropriate to respond to market demand.

     Current liabilities increased 113.3% to $28,699,000 at July 31, 2004 from $13,455,000 at October 31, 2004. Compared to current liabilities of $17,360,000 at July 31, 2003, current liabilities increased 65.3%, primarily due to the $4,370,000 in additional current liabilities from the acquisition of Gekko Brands, LLC, the $4,000,000 in additional current portion of long-term debt related to the term loan used to finance part of the acquisition as well as the accrual of the $3,000,000 related to the settlement of the class action lawsuit.

     On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. The loan is at a fixed interest rate of 5% and will be amortized over 30 years, but is due and payable on May 1, 2014. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC LLC is a wholly owned limited liability company organized under the laws of the State of Delaware and its results and assets are reported in the condensed consolidated statements included in this report.

     During the first nine months of fiscal 2004, the Company incurred capital expenditures of $19,263,000 primarily for the purchase of the new distribution center, computer systems and equipment, leasehold improvements and distribution center equipment. The Company anticipates capital spending of approximately $800,000 during the remainder of fiscal 2004, primarily on distribution center related improvements, outlet stores openings and renovations and upgrades of computer systems and equipment. Except for the purchase of the real property, for which the Company obtained mortgage financing, management currently intends to finance the purchase of the additional capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate.

     The Company capitalized interest of $107,000 and $0 during the nine months ended July 31, 2004 and 2003, respectively, related to self-constructed construction in progress for the new distribution center.

     On February 24, 2004, the Company sold certain property located in Carlsbad, California, used in its distribution operation for $5,747,000 and recorded a gain on disposal of fixed assets of $1,589,000. The land, buildings and other assets were reported in the Company’s domestic segment and were sold as a unit on an “as is” basis. As a result of the sale, the Company paid the $2,610,000 balance due on the mortgage relating to the subject property. The Company has entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on February 24, 2004 and terminates on December 31, 2004, with an option to renew the term of the lease for a period of 60 days with written notice of intent to exercise the option due at least 90 days prior to the expiration of the initial term of the lease. Under the terms of the lease agreement, the Company pays monthly rent of approximately $47,000 plus taxes, insurance and utilities.

     The Company has entered into agreements with equipment manufacturers to purchase the equipment required for the operation of the Company’s new distribution center in Oceanside, California. On June 23, 2003, the Company entered into a Master Equipment Lease Agreement with a financial institution which has accepted an assignment of these purchase agreements and assumed all rights and payment obligations under these agreements. From time to time, commencing approximately June 26, 2003, the financial institution made progress payments to the equipment manufacturers during the period while the equipment was being purchased, assembled, installed and/or tested as required by the purchase agreements. The total cost of the equipment is approximately $10,439,000. The Company has paid the financial institution for interest costs related to the progress payments calculated using the prime rate plus one half of one percentage point per annum based on a 360-day year. As of July 31, 2004, the financial institution has made progress payments of $7,915,000 leaving an available balance of $2,524,000 and the Company has paid $145,000 in interest charges during the first nine months of fiscal 2004. On August 30, 2004, the Company entered into Equipment Schedule No. 01. Under the terms of the Schedule, the Company will be leasing the equipment for an initial term of 91 months beginning on September 1, 2004 for $128,800 per month.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.

     Common stock and capital in excess of par value increased by $1,266,000 in the nine months ended July 31, 2004, of which $1,081,000 is due to the issuance of 194,000 shares of common stock on exercise of options and $185,000 is the tax benefit related to the exercise of those options.

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

Derivatives

     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U.S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. All of these contracts were settled as intended and, at July 31, 2004, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-01 requires the use of fair values calculated in connection with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to be used as the basis for determining whether a cost method investment is impaired. Any impairment would be applied prospectively to all current and future investments, within the scope of EITF Issue No. 03-01, effective in reporting periods beginning after June 15, 2004. EITF Issue No. 03-01 further specifies disclosures an investor should provide about unrealized losses that have not been recognized as other-than-temporary impairments for cost method investments. The Company’s adoption of EITF Issue No. 03-01 (effective August 1, 2004) is not expected to have a material impact on the Company’s financial position and results of operations.

     In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies. EITF Issue No. 03-16 requires investments in limited liability companies (“LLCs”) that have separate ownership accounts for each investor to be viewed as similar to a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Therefore, the provisions of Statement of Position (“SOP”) No. 78-9, Accounting for Investments in Real Estate Ventures, and the guidance provided by the SEC staff in Topic D-46, would apply to such LLCs. EITF Issue No. 03-16 is effective for the first reporting period beginning after June 15, 2004. The effect of that consensus would be applied to the accounting for existing investments in LLCs as of the beginning of the first fiscal period beginning after FASB ratification of the consensus, by recognizing the cumulative effect of retroactive application. The adoption of EITF Issue No. 03-16 (effective August 1, 2004) is not expected to have a material impact on the Company’s financial position and results of operations.

Cautionary Statements and Risk Factors

     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, strategic alliances, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

•	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases or if unusual weather conditions cause a reduction in rounds played.

•	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

•	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

•	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

•	In July 2004, Ashworth, Inc. acquired Gekko Brands, LLC (“Gekko”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands. The Company must successfully integrate the acquisition to realize the expected growth in new, quality channels of distribution for the Ashworth® and Callaway Golf apparel brands as well as further growth from The Game and Kudzu brands’ sales into the Company’s current distribution channels. The Company’s results of operations would be adversely affected if it fails to successfully integrate the new operations as anticipated or the expected synergies are not realized.

•	The Company has purchased land and a building in Oceanside, California to replace and expand existing owned and leased office and distribution facilities. The Company’s results of operations would be adversely affected if the Oceanside distribution center does not become operational as anticipated or functionality problems are encountered. Any such delay or operational problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional distribution space or extend the term of existing leases. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

•	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer. The Company’s foreign suppliers’ ability to deliver products may be adversely affected by future changes in tariffs, quotas and other trade barriers imposed by the foreign countries, as well as by the United States. In particular the suppliers for the Company’s newly acquired subsidiary are concentrated in China.

•	The outbreak of Severe Acute Respiratory Syndrome affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

•	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales or have lower gross profit margins.

•	An increase in terrorist activities, as well as continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

•	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.

•	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s consolidated financial position and results of operations.

•	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

•	The Company maintains high levels of inventory to support its AuthenticsTM program as well as the Callaway Golf apparel Classics program. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s debt consists of notes payable which had a total balance of $32,639,000 at July 31, 2004. The debt bears interest at variable and fixed rates ranging from 3.5% to 8.3%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $1,750,000 outstanding at July 31, 2004 on its revolving line of credit with interest charged at the bank’s reference rate. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the nine months ended July 31, 2004 would have resulted in a $25,000 decrease in net income.

     For details regarding the Company’s variable and fixed rate debt, see Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the

Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. All of these contracts were settled as intended and, at July 31, 2004, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.

Changes in Internal Control over Financial Reporting

     There was no significant change in the Company’s internal controls over financial reporting during the Company’s third quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint allege that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleges that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. Ashworth has reached a tentative settlement to conclude this securities class action lawsuit. Under the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $15,250,000, approximately 82% of which will be paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge in the third quarter of fiscal year 2004 of $3,000,000 related to settlement of this suit.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES – Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Not applicable.

Item 5. OTHER INFORMATION – Not applicable.

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

10(h)(4)	Security Agreement effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth Store I, Inc., Ashworth Store II, Inc. and Ashworth Store III, Inc. as Pledgor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Grantor, Bank of America, N.A., as Administrative Agent and Lender, Union Bank of California, N.A. and Bank of the West as Lenders, expiring April 30, 2005 (filed as Exhibit 10(i)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of April 24, 2003 to the Credit Agreement dated April 24, 2000, between Ashworth, Inc. as Mortgagor, Bank of America, N.A., as Security Trustee and Beneficiary, Union Bank of California, N.A. and Bank of the West as Beneficiaries, expiring April 30, 2005 (filed as Exhibit 10(i)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-18553) and incorporated herein by reference).

10(l)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(m)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(n)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-18553) and incorporated herein by reference).

10(o)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(p)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10® to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(q)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 0-18553) and incorporated herein by reference).

10(r)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(s)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(s)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 0-18553) and incorporated herein by reference).

10(t)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(u)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(v)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

10(w)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(1) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(2) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(3) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(4) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(w)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc. (filed as Exhibit 10(w)(5) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc. (filed as Exhibit 10(x)(1)

to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC. (filed as Exhibit 10(x)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 0-18553) and incorporated herein by reference).

10(x)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 0-18553) and incorporated herein by reference).

10(y)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 0-18553) and incorporated herein by reference).

10(y)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 0-18553) and incorporated herein by reference).

10(y)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 0-18553) and incorporated herein by reference).

10(y)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 0-18553) and incorporated herein by reference).

10(y)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 0-18553) and incorporated herein by reference).

10(y)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 0-18553) and incorporated herein by reference).

10(z)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower.

10(z)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009.

10(z)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003 (filed as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-18553) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

† Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

On June 5, 2004, the Company filed a report on Form 8-K dated June 5, 2004 furnishing the press release reporting the results of operations for the second quarter fiscal 2004 and first six months ended April 30, 2004.

On July 7, 2004, the Company filed a report on Form 8-K dated July 7, 2004 furnishing the press release announcing a settlement in principle to conclude a securities class action lawsuit brought against the Company and certain current and former directors and officers in the United States District Court for the Southern District of California.

On July 7, 2004, the Company filed a report on Form 8-K dated July 7, 2004 furnishing the press release announcing its acquisition of Gekko Brands, LLC, a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands.

On July 21, 2004, the Company filed a report on Form 8-K dated July 7, 2004 discussing its acquisition of all of the membership interests in Gekko Brands, LLC, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc. and the selling members, identified therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date: September 14, 2004	By: /s/ Terence W. Tsang Terence W. Tsang Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(z)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower.

10(z)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

10(z)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009.

10(z)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.