Form 10-K
period 2004-10-31
ASHWORTH INC
filed 2005-01-28
CIK 820774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-14547

Ashworth, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	84-1052000 (I.R.S. Employer Identification No.)

2765 LOKER AVENUE WEST, CARLSBAD, CA 92008
(Address of Principal Executive Office, including Zip Code)

(760) 438-6610
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

     The aggregate market value of the Registrant’s common stock held by nonaffiliates based upon the last reported sales price of its common stock on April 30, 2004 as reported on the NASDAQ National Market was $113,976,517.

     There were 13,710,869 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     PART III incorporates certain information by reference from the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2004, which information is incorporated herein by reference.

CAUTIONARY STATEMENTS AND RISK FACTORS

This report contains certain forward-looking statements, including without limitation those regarding Ashworth, Inc.’s (the “Company”) plans and expectations for revenue growth, product lines, strategic alliances, domestic and foreign distribution centers, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

ú	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases or if unusual weather conditions cause a reduction in rounds played.

ú	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

ú	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

ú	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

ú	In July 2004, Ashworth, Inc. acquired Gekko Brands, LLC (“Gekko”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands. The Company must successfully integrate the acquisition to realize the expected growth in new, quality channels of distribution for the Ashworth® and Callaway Golf apparel brands as well as further growth from The Game and Kudzu brands’ sales into the Company’s current distribution channels. The Company’s results of operations would be adversely affected if it fails to successfully integrate the new operations as anticipated or the expected synergies are not realized.

ú	The Company has not yet been able to quantify the full effect of the recent catastrophic tsunami on its suppliers in Asia. Manufacture of the Company’s products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

ú	The outbreak of Severe Acute Respiratory Syndrome (“SARS”) affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak of SARS or other life threatening communicable diseases, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales. The Company’s foreign suppliers’ ability to deliver products may be adversely affected by future changes in tariffs, quotas and other trade barriers imposed by the foreign countries, as well as by the United States. In particular the suppliers for the Company’s newly acquired subsidiary are concentrated in China.

ú	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer.

ú	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales and have lower gross profit margins.

ú	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

ú	The Company’s results of operations would be adversely affected if the new Oceanside distribution center is not operational as anticipated or functionality problems are encountered. Any such delay or operation problems may cause the Company to incur additional expense, experience delays in customer shipments, require the Company to lease additional distribution space. In addition, whether or not the facilities are operational at the time anticipated, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

ú	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectable accounts.

ú	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s consolidated financial position and results of operations.

ú	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

ú	The Company maintains high levels of inventory to support its AuthenticsTM program as well as the Callaway Golf apparel basics. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories may materially impair the Company’s financial performance in any period. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory increases.

2005 ANNUAL MEETING OF STOCKHOLDERS

     The 2005 annual meeting of stockholders will be held at the Company’s new Embroidery Distribution Center (“EDC”) at 4010 Ocean Ranch Boulevard, Oceanside, California 92056, on Wednesday, March 23, 2005, at 8:00 a.m. local time.

PART I

Item 1. BUSINESS.

GENERAL DESCRIPTION OF THE COMPANY

          Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms “we,” “us,” “our,” “Ashworth” and the “Company” refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets and distributes quality sports apparel, headwear and accessories under the Ashworth® label. In 2001, the Company entered into a multi-year licensing agreement to design, source, market and sell Callaway Golf apparel primarily in the United States, Europe, and Canada.

          During the second quarter of fiscal 2004, the Company established Ashworth EDC, LLC, a special purpose entity and a wholly owned, consolidated subsidiary which is the purchaser and mortgagor of its newly acquired distribution center in Oceanside, California.

          During the third quarter of, 2004, the Company completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004 by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and the selling members, identified therein. Ashworth intends that the operations of the newly acquired subsidiary will continue to focus on designing, producing and distributing headwear and apparel.

          The Company has wholly-owned subsidiaries that currently own and operate nine Company outlet stores. A wholly-owned United Kingdom subsidiary distributes our products in Europe. In fiscal 2003, the Company completed the dissolution of its wholly-owned subsidiary in the Virgin Islands due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

          Ashworth earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu, and The Game brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and top specialty-advertising firms for the corporate market.

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

ASHWORTH PRODUCTS

          The Ashworth Men’s Division designs AuthenticsTM, Ashworth 7TM, Weather Systems® and fashion collections. Each fashion collection typically consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.

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

          In July 2004, the Company completed its acquisition of Gekko Brands, LLC. Gekko Brands, LLC designs, produces and distributes headwear and apparel under The Game and Kudzu brands.

DISTRIBUTION CHANNELS

          The Company warehouses and ships the majority of its products from its distribution centers in Carlsbad, California, Phenix City, Alabama and Essex, England. Product is also drop-shipped from off-shore factories directly to our international distributors, Ashworth Canada and Ashworth Golf Apparel Canada.

          On April 2, 2004, the Company completed the purchase of land and an approximately 200,000 square foot distribution center built to the Company’s specifications on a 15.5 acre site in Oceanside, California. The new distribution center was placed into service in November 2004, effectively replacing the Company’s Carlsbad distribution facilities.

          The Company currently distributes and sells its products primarily through the following distribution channels:

U.S. Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops

          The Company’s core customers are golf pro shops located at golf courses and resorts as well as off-course golf-theme specialty retailers. The Company refers to this channel as the green grass distribution channel. According to the 2004 Darrell Survey, a leading golf industry consumer usage survey, Ashworth was the leading golf apparel company in the United States with a 12.5% share in shirt usage among golfers. The Company currently distributes its products in nearly all of the 50 states.

U.S. Collegiate Bookstores

          The Game brand products are marketed primarily under licenses to over 1,000 colleges and universities, resorts and sporting goods team dealers that serve the high school and college markets. The Game brand is one of the leading headwear brands in the College/Bookstore distribution channel.

U.S. NASCAR and Outdoor Market

          The Kudzu brand products are sold into NASCAR/racing markets and through outdoor sports distribution channels, including fishing and hunting.

U.S. Department Stores and Specialty Stores

          The Company currently sells its Ashworth and Callaway Golf apparel products to selected upscale department and specialty stores, including Parisian, Belk, Bloomingdale’s, Marshall Fields, Lord & Taylor and Nordstrom.

U.S. Corporate Market

          The Company markets its products to top specialty-advertising firms that re-sell the Company’s products to Fortune 500 companies and other major corporations for use in their company stores, sales meetings, catalogs and corporate events.

International Market

          The Company has a wholly-owned subsidiary in Essex, England that distributes Ashworth products and Callaway Golf apparel to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Ireland and Portugal.

In 1998, the Company opened one division, operated by Almec Leisure Group pursuant to a management agreement, to sell and distribute its Ashworth products in Canada. In 2002, the Company opened a second division in Canada, operated by S&P Apparel, Inc., pursuant to a management agreement to distribute its Callaway Golf apparel in Canada. Effective October 31, 2004, the Company concluded its management agreement with S&P Apparel, Inc. and on November 1, 2004, the Company retained Almec Leisure to operate its Canadian Callaway Golf apparel division.

          The Company has entered into licensing and distribution agreements with various partners in countries such as China, Japan, Hong Kong, Singapore, Taiwan, South Africa and South Korea. Under these agreements, the licensees will import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.

          The Company also uses distributors to sell Ashworth products in other countries such as United Arab Emirates and Mexico.

Ashworth Retail Stores

          The Company operates, through wholly-owned subsidiaries, nine retail stores in California, Texas, Colorado, Arizona, Utah, Nevada and Georgia. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. The Company also sells its excess and irregular inventory from time to time through better clearance retailers.

          The Company has plans to add four to six new retail stores in fiscal 2005.

Ashworth Concept Store

          The Company opened an Ashworth Concept Store in Costa Mesa, California in October 1997 to sell lifestyle products. The Company closed the store in Costa Mesa on October 1, 2003 and is in the process of dissolving the subsidiary in fiscal 2004.

SALES AND MARKETING

          The Company’s products are sold in the United States, Europe and Canada largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has approximately 183 independent sales representatives worldwide. The Company also uses several different distributors and licensees in various international locations.

          In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has golf celebrities who wear and endorse the Company’s products. At October 31, 2004, these players included: Fred Couples, Stuart Appleby, Rich Beem, Chris DiMarco and others. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.

          The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.

          Ashworth continued its in-store shop program in 2005 and now has a distinct in-store presence in many department stores throughout the United States, Europe and Canada. This modular fixture program is designed to help create an in-store shop for Ashworth products coupled with pictures and displays of our spokespersons and golf professionals.

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

          Concurrent with its acquisition of Gekko Brands, LLC, the Company began marketing to the collegiate sports market. In an effort to create brand awareness and promote sell through at the consumer level, the Company has promotional agreements with college sports coaches who wear and endorse The Game brand products.

          The domestic market for Ashworth apparel has been seasonal, with the highest revenues traditionally in the period from January through July and the lowest revenues in the period from August through December. The Company expects that the addition of the department and specialty retail store markets, the corporate market, additional product categories for fall and winter in the European market, and the acquisition of Gekko will help to reduce the seasonality of the Company’s business.

          Net revenues in fiscal 2004 were $173,102,000, an increase of 15.8% from net revenues of $149,438,000 in fiscal 2003. During the last three fiscal years, the Company had the following domestic and international revenues:

	Years Ended October 31,
	2004	2003	2002
	(In thousands)
Consolidated Net Revenues:

Domestic	$144,396	$126,380	$111,706
International:
Ashworth U.K. Ltd.	19,117	14,245	11,051
Other international jurisdictions	9,589	8,813	6,529

Total International	28,706	23,058	17,580

Total Net Revenues	$173,102	$149,438	$129,286

          See “Note 1 of Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies, Business,” for revenues, operating income and identifiable assets of Ashworth U.K., Ltd., and “Note 13, Segment Information” for market segment information.

          The Company’s revenues from its international segment may be adversely affected by currency fluctuations, taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

          For more information regarding the risks of currency fluctuations that could affect the Company’s ability to sell its products in foreign markets, the value in U.S. dollars of revenues received in foreign currencies, the impact of such fluctuations on the Company’s international segment and strategies the Company may use to manage the risks presented by currency exchange rate fluctuations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity And Capital Resources – Currency Fluctuations,” “Item 7A, Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rate Risk,” and “Note 1 of Notes to Consolidated Financial Statements, Foreign Currency.”

          At December 31, 2004, we had a sales order backlog of approximately $57,658,000 from independent third parties, which is approximately $1,607,000 higher than the comparable backlog last year. Backlog reflects sales orders that are placed with the Company prior to the period in which the goods are to be shipped, as opposed to “at-once” sales orders that are received in the period in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately June 2005. The amount of the sales order backlog at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company’s ability to ship on time, and the timing of customers’ orders. Accordingly, a comparison of sales order backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, sales orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

INVENTORY

          The Company maintains sufficient levels of inventory to support its Authentics program, increased sales volume, and to meet increased customer demand for “at-once” ordering. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and inventory writedowns may impair the Company’s financial performance in any period. Certain inventory may be subject to multiple writedowns if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.

COMPETITION

          According to the 2004 Darrell Survey, the Ashworth brand was the leader in the Company’s core green grass market in 2004, with a 12.5% share in shirt usage among golfers. The Company’s share of other markets, including upscale department stores and the corporate market, is less significant. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the golf apparel market in recent years. Many of the Company’s competitors have greater financial resources. Ashworth competes with other golf apparel manufacturers on design, product quality, customer servicing and brand image.

PRODUCT SOURCING

Ashworth sources its products in the following ways:

          Ready-Made Finished Goods: During fiscal 2004, nearly all of the Company’s production was through “full package” purchases of ready-made goods, manufactured to the Company’s quality and styling specifications domestically and by sources outside of the United States. In fiscal 2004, approximately 88% of the Company’s finished goods were made in Asian countries while approximately 12% were made in the Caribbean Basin, Central and South America, Europe and the United States. Asian countries where our goods were manufactured included China, Hong Kong, Indonesia, Korea, Macau, Malaysia, the Philippines, Sri Lanka, Taiwan, Thailand, India, Brunei and Bahrain. The Company purchases nearly all of its headwear from off-shore factories in Asian countries.

          In-House Embroidery: Ashworth embroiders custom golf course, tournament and corporate logos in-house using approximately 98 multi-head, computer-controlled embroidery machines with a total of approximately 737 sewing heads. The embroidery design library contains over 107,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 116,000 logos per week on approximately 94,600 garments.

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

          The Company has registered the Ashworth typed and design marks, the Golfman design marks and/or the Weather Systems stylized marks and has pending applications for apparel, shoes, leather goods and/or golf bags internationally. The application process varies from country to country and can take approximately one to three years to complete.

          The Company has EZ-TECH™ as a registered trademark in the United States, Canada and the United Kingdom. The Company also has ASHWORTH 7™ as a registered mark in the United States and Japan and several pending applications in other countries.

          Concurrent with its acquisition of Gekko, the Company acquired the registered trademarks of The Game and Kudzu.

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

          Callaway Golf is a trademark of Callaway Golf Company. The Company is an Official Apparel Licensee of Callaway Golf Company. The Company has licensed the use of the Callaway Golf trademark pursuant to a multi-year licensing agreement to design, source and sell Callaway Golf brand apparel primarily in the United States, Europe and Canada. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010, and that Ashworth is not in material breach of the agreement.

EMPLOYEES

          At December 31, 2004, Ashworth had approximately 532 regular employees and 188 seasonal temporary employees. Ashworth considers its labor relations to be generally good.

Item 2. PROPERTIES.

          The Company previously owned land and two buildings located in Carlsbad, California that were purchased on December 9, 1993 for $3,500,000 and were reported in the domestic segment. On February 24, 2004, the Company completed the sale of the land, buildings and other assets for approximately $5,747,000 and paid off the $2,610,000 balance due on the existing mortgage. Net of selling costs, the Company realized cash proceeds on the sale of $5,272,000. The property was sold as a unit on an “as is” basis for a price which exceeded its carrying value. The gain on the sale of the property was recorded in the second quarter of fiscal 2004. The Company also entered into a lease agreement to lease the facility from the new owner commencing on February 24, 2004 and terminating on December 31, 2004, with an option to renew the term of the lease for a period of 60 days. The Company did not exercise its option to renew the lease past the expiration date of December 31, 2004. Under the terms of the lease agreement, the Company paid monthly rent of approximately $47,000 plus taxes, insurance and utilities.

          On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications for its new distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. The loan carries a fixed interest rate of 5% and will be amortized over 30 years, but is due and payable on May 1, 2014. The new distribution center was placed into service in November 2004, effectively replacing the Company’s Carlsbad distribution facilities.

          The Company and its subsidiaries currently have the following material leases for administrative and distribution facilities:

		Lease	Min./Current	Maximum
	Square	Expiration	Base Rent	Base Rent
Location	Footage	Date	Per Month	Per Month
			($)	($)
Administrative and Distribution Centers:
Carlsbad, CA	93,900	12/31/05	89,530	92,663
Essex, England	31,900	8/31/13	35,530	35,530
Phenix City, AL	117,568	8/06/12	33,333	33,333

          The Company and its subsidiaries also lease a total of approximately 27,000 square feet of retail space for its nine retail stores. The leases expire through August 2014 and require total current base rent per month of approximately $50,000 and total maximum base rent per month of approximately $53,000. The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.

Item 3. LEGAL PROCEEDINGS.

          On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint alleged that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleged that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. On November 8, 2004, the U.S. District Court entered a Final Approval of Settlement. Under the settlement, all claims will be dismissed and the litigation will be concluded in exchange for a payment of $15.25 million, approximately 82% of which will be paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge of $3 million in the third quarter of fiscal year 2004 related to settlement of this suit.

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

	High	Low
Fiscal 2003
Quarter ended January 31, 2003	$7.00	$5.00
Quarter ended April 30, 2003	6.50	5.00
Quarter ended July 31, 2003	7.60	5.44
Quarter ended October 31, 2003	8.70	6.66

	High	Low
Fiscal 2004
Quarter ended January 31, 2004	$8.60	$7.07
Quarter ended April 30, 2004	9.12	8.20
Quarter ended July 31, 2004	8.96	7.65
Quarter ended October 31, 2004	9.51	8.23

Holders

          The Company has only one class of common stock. As of December 31, 2004, there were 493 stockholders of record and approximately 4,496 beneficial owners of the Company’s common stock.

Dividends

          No dividends have ever been declared with respect to the Company’s common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future.

          There were no stock repurchases made during the quarter ended October 31, 2004.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

          The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2004, 2003 and 2002 and the balance sheet data as of October 31, 2004 and 2003 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statement of income data set forth below with respect to the fiscal years ended October 31, 2001 and 2000 and the balance sheet data as of October 31, 2002, 2001 and 2000 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

	Years Ended October 31,
	2004	2003	2002	2001	2000
	(In thousands, except for per share amounts)
Statement of Income Data:
Net revenues	$173,102	$149,438	$129,286	$126,560	$127,713
Gross profit	72,130	60,811	52,189	50,112	50,750
Selling, general and administrative expenses	54,087	48,122	47,279	44,034	38,068
Income from operations	18,043	12,689	4,910	6,078	12,382
Net income	8,203	7,328	2,509	2,828	6,597
Net income per basic share	0.61	0.56	0.19	0.22	0.49
Weighted average basic shares outstanding	13,401	13,006	13,202	13,140	13,406
Net income per diluted share	0.60	0.56	0.19	0.21	0.49
Weighted average diluted shares outstanding	13,728	13,198	13,487	13,408	13,467

	As of October 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$71,758	$74,112	$63,165	$56,927	$59,996
Total assets	159,120	105,906	102,975	93,656	87,371
Long-term debt (less current portion)	27,186	2,631	2,921	3,166	3,293
Stockholders’ equity	101,216	88,555	77,585	74,994	71,974

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          Revenue Recognition. Based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at the time of shipment, the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. The Company also includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs. Provisions are made for estimated sales returns and other allowances.

          Sales Returns, Markdowns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns, markdowns and other allowances amounted to $1.3 million at October 31, 2004 compared to $.7 million at October 31, 2003. The increase is primarily related to providing additional markdown allowances for the additional retail sales, as well as the allowances acquired in the acquisition of Gekko. During the year ended October 31, 2004, the Company adjusted the assumptions underlying the estimate for markdown allowances for its retail sales to provide additional markdown allowances based on the historical experience in the retail channel.

          Allowance for Doubtful Accounts. Management must also make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables while considering the customer’s financial condition. The Company has credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $39.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2004 as compared to the balance of $31.3 million, net of allowances for doubtful accounts of $1.3 million at October 31, 2003. Allowances for doubtful accounts as a percentage of trade accounts receivable decreased to 3.1% at October 31, 2004 from 4.2% at October 31, 2003. The decrease in allowances for doubtful accounts as a percentage of trade accounts receivable during fiscal 2004 was primarily the result of a decrease in the dollar amount of delinquent accounts.

          Inventory. The Company writes down its inventory by amounts equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand, and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $49.2 million, net of inventory write-downs of $.8 million at October 31, 2004, as compared to an inventory balance of $44.5 million, net of write-downs of $1.0 million at October 31, 2003. Without the addition of Gekko Brands, LLC, (“Gekko”), the inventory balance would have remained relatively unchanged compared to the prior fiscal year. The decrease in the inventory write-downs is primarily attributed to a decrease in the domestic noncurrent level of the Ashworth and Callaway Golf apparel inventory.

          Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At October 31, 2004, the Company had $0.7 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract through December 2007.

Off-Balance Sheet Arrangements

          At October 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview

          The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu, and The Game brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. Nearly all of the

Company’s apparel production in fiscal 2004 was through “full package” purchases of ready-made goods with approximately 88% of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.

          During the second quarter of fiscal 2004 the Company completed two transactions relating to its distribution facilities. In February 2004, the Company completed the sale and lease-back of its old distribution center located in Carlsbad, California. The Company sold the distribution center for $5,747,000 and realized a gain on sale of fixed assets of $1,589,000. Net of selling costs, the Company realized cash proceeds from the sale totaling $5,272,000. In April 2004, the Company completed the purchase of the new distribution facility in Oceanside, California for approximately $13,686,000. The Company applied the tax deferred gain on sale of the old facility to reduce the cost basis of the new facility, for tax purposes, utilizing a tax-deferred exchange under Internal Revenue Code section 1031.

          In fiscal 2004, we continued implementing our multi-brand, multi-channel business model. We upgraded the Ashworth brand while successfully completing the second full year of operation with the new Callaway Golf apparel line. During the third quarter, the Company completed the acquisition of all of the membership interests in Gekko, a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands. Ashworth intends that a majority of the selling members remain with Ashworth and continue to operate the newly acquired subsidiary both as it previously existed and with the additional opportunity to sell the Ashworth and Callaway Golf apparel brands into their markets.

          The purchase price for the acquisition was $24 million consisting of $23 million in cash and a $1 million promissory note with up to an additional $6.5 million paid to the remaining members of Gekko management if the subsidiary achieves certain specific EBIT, as defined in the Members Interest Purchase Agreement, and other operating targets over approximately the next four years or through Ashworth’s fiscal year 2008.

          In connection with the acquisition, Ashworth entered into a new, secured 5-year bank facility comprised of a $20 million term loan and a $35 million line of credit replacing its then existing $55 million facility. To finance the cash purchase price of the acquisition, Ashworth utilized the term loan together with part of the new line of credit.

          Also during the third quarter, the Company recorded a pretax charge of approximately $3 million related to a settlement to conclude the securities class action lawsuit brought in 1999 against the Company and certain current and former directors and officers in the United States District Court for the Southern District of California. The litigation was brought on behalf of a class of investors who purchased the Company’s stock in the open market between September 4, 1997 and July 15, 1998. Under the settlement, all claims will be dismissed and the litigation will be concluded in exchange for a payment of $15.25 million, approximately 82% of which was paid by Ashworth’s insurance carriers. As part of the settlement, the Company also agreed to adopt modifications to certain corporate governance policies.

          Innovation. The Company continues to emphasize innovation and new products. Staying ahead of the curve and giving its customers new and better products enables the Company to remain strong in very competitive industry conditions and during tough economic times. Launched in 2002, the EZ-TECH™ product, which is 100% cotton, resists fading, pilling and wicks moisture, has continued to sell well. This fabrication was purchased by over 70% of the Company’s domestic account base in fiscal 2004.

          Global Distribution. The Ashworth brand truly has global distribution. Within the last few years the Company’s subsidiaries, distributors and licensees are now selling Ashworth product in China, Russia, Poland, Slovakia, Mexico, Southeast Asia, South Korea, and Japan. The Company’s Callaway Golf apparel license is primarily focused in the United States, Europe and Canada.

          Preparing For Additional Growth. The Company designed and developed a new embroidery and distribution center in Oceanside, California, near our global headquarters. Our goal is to complete our move into this facility during the first quarter of fiscal 2005 and begin processing units using our new automated and technology enhanced equipment and processes.

Fiscal 2004 Compared To Fiscal 2003

          Consolidated net revenues were $173,102,000 for fiscal 2004, an increase of 15.8% from net revenues of $149,438,000 in fiscal 2003. The increase resulted primarily from the 27.1% increase for the Callaway Golf apparel product line to $39,183,000 from $30,822,00 in fiscal 2003 and approximately four months revenue of $13,571,000 from the acquisition of Gekko. Excluding Gekko, domestic net revenues for fiscal 2004 increased 3.5% to $130,824,000 from $126,377,000 in fiscal 2003 primarily due to increased net revenues in the retail channel, which increased by $3,664,000 or 26.3%. The increase in the retail channel is attributed to improved floor presentations, floor space, and balanced assortments that drove increased market share within the stores and thus increased the average order size. International net revenues increased by $5,648,000 or 24.5% to $28,706,000 in fiscal 2004 from $23,058,000 in fiscal 2003. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $2,603,000 was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during fiscal 2003. The remaining increase was primarily due to higher revenues in the Company’s U.K. subsidiary where the operation expanded from 23 to 29 European countries, expanded their product line and moved into a new distribution center facility which allowed operations to process orders more efficiently. Net revenues from the Company’s U.K. subsidiary in fiscal 2004 increased by $4,871,000 or 34.2% and revenue from the Canadian divisions increased by $579,000 or 10.1% as compared to net revenues in fiscal 2003.

          The gross profit margin for fiscal 2004 increased to 41.7% as compared to 40.7% in fiscal 2003 primarily due to improved sourcing and inventory management systems as well as a favorable mix introduced by Gekko’s higher gross margin product lines.

          Selling, general and administrative (“SG&A”) expenses increased 12.4% to $54,087,000 in fiscal 2004 compared to $48,122,000 in fiscal 2003. As a percent of net revenue, SG&A expenses decreased to 31.2% of net revenues in fiscal 2004 as compared to 32.2% in fiscal 2003. The decrease in SG&A as a percent of net revenues was primarily due to net gains on disposal of fixed assets of $1,525,000 in fiscal 2004 compared to net losses on disposal of fixed assets of $42,000 in fiscal 2003 as well as fixed expenses being spread over higher net revenues partially offset by higher costs associated with preparing for the opening of the new distribution center.

          Net other expenses were $4,371,000 for fiscal 2004 compared to $475,000 in fiscal 2003 primarily due to the $3,000,000 charge related to the settlement of the class action lawsuit booked in the third quarter of fiscal 2004, a $477,000 increase in interest expense as well as a decrease in foreign currency gain in fiscal 2004 as compared to fiscal 2003 of approximately $152,000. Interest expense increased to $1,353,000 in fiscal 2004 from $876,000 in fiscal 2003 due primarily to additional interest of $340,000 related to the $11,650,000, 10 year, fixed rate term loan for the purchase of the new distribution center building, as well as additional interest of $358,000 related to the $20,000,000 five-year, fixed rate term loan for financing of the Gekko Brands, LLC acquisition.

          The effective income tax rate applicable to the Company for fiscal 2004 remained at 40.0% as compared to fiscal 2003.

          During fiscal 2004, the Company earned net income of $8,203,000 as compared to net income of

$7,328,000 in the prior year. The increase in net income for fiscal 2004 was primarily attributable to the higher net revenues, increased gross margins, lower SG&A expenses as a percentage of revenues, as outlined above, and the acquisition of Gekko on July 6, 2004.

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

          SG&A expenses increased 1.8% to $48,122,000 in fiscal 2003 compared to $47,279,000 in fiscal 2002. As a percent of net revenue, SG&A expenses decreased to 32.2% of net revenues in fiscal 2003 as compared to 36.6% in fiscal 2002. Excluding the additional $4.25 million pre-tax bad debt reserve taken in the third quarter of fiscal 2002, the SG&A expenses in fiscal 2003 would have increased 11.7% in total expenditures as compared to the same period in fiscal 2002 but would still have decreased as a percent of net revenues from 33.3% in fiscal 2002. The Company believes that excluding the effect of the increase in reserve for bad debts booked in the third quarter of fiscal 2002 for the single customer filing for protection under the U.S. bankruptcy laws provides additional information to investors to better understand the impact the transaction had on the Company’s performance for fiscal 2003 as compared to fiscal 2002 and, therefore, the adjusted SG&A measure is useful to investors. Total SG&A expenditures increased primarily due to the increase in sales related variable expenses related to commissions and royalties. The decrease in SG&A as a percent of net revenues resulted from the fixed expenses being spread over higher net revenues.

          Net other expenses were $475,000 for fiscal 2003 compared to $728,000 in fiscal 2002 primarily due to increased foreign exchange gains in fiscal 2003. Foreign exchange gains increased to $343,000 in fiscal 2003 from $74,000 in fiscal 2002 primarily due to the strengthening British pound and the Canadian dollar. Interest expense increased slightly to $876,000 in fiscal 2003 from $842,000 in fiscal 2002 due primarily to costs associated with the new line of credit facility negotiated with the Company’s bank.

          The effective income tax rate applicable to the Company for fiscal 2003 remained at 40.0% as compared to fiscal 2002.

          During fiscal 2003, the Company earned net income of $7,328,000 as compared to net income of $2,509,000 in the prior year. The increase in net income for fiscal 2003 was primarily attributable to the higher net revenues and lower SG&A expenses as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Liquidity

          The Company’s primary sources of liquidity are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. Ashworth’s need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory during this period to provide product for shipment for the spring/summer selling season.

          On July 6, 2004, the Company entered into a new business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The new loan agreement is comprised of a $20,000,000 term loan and a $35,000,000 revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company, other than the Company’s new distribution center in Oceanside, California.

          Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is currently charged at the bank’s reference rate (prime). At October 31, 2004, the bank’s reference rate (prime) was 4.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000.

          On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a). The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarter basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and equipment rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company was in compliance with all of the loan agreement’s financial covenants as of October 31, 2004.

          The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $4,106,000 at October 31, 2004 as compared to $5,524,000 outstanding at October 31, 2003 under the prior loan agreement. The Company had $2,500,000 outstanding against the revolving credit facility under this loan agreement at October 31, 2004, compared to $3,400,000 outstanding at October 31, 2003 under the prior agreement. The decrease in outstanding letters of credit and borrowings is primarily due to converting several vendors from letters of credit to open credit terms. The Company had $19,000,000 outstanding on the term loan under this loan agreement at October 31, 2004. At October 31, 2004, $29,394,000 was available for borrowings against the revolving credit facility under this loan agreement.

          On August 30, 2004, the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, we will be leasing equipment for our distribution center in Oceanside, California. The aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes), (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease.

          During fiscal year 2004, cash provided by operations was $12,168,000 as compared to $11,386,000 provided during the same period of the prior fiscal year. The 6.9% increase in cash flow from operations was primarily due to the 11.9% increase in net income to $8,203,000 from $7,328,000 in the prior year partially offset by working capital changes.

          During fiscal 2004, common stock and capital in excess of par value increased by $2,942,000 of which $2,557,000 is due to the issuance of 439,000 shares of common stock on the exercise of options and $385,000 represents the related tax benefit.

          On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for its new distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. The loan will be amortized over 30 years, but is due and payable on May 1, 2014. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC, LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC, LLC is a wholly owned limited liability company organized under the laws of the state of Delaware and its results are reported in the condensed consolidated statements included in this report.

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

Contractual Obligations

     The following table sets forth our contractual obligations as of October 31, 2004:

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt	$31,587,000	$4,417,000	$8,878,000	$7,649,000	$10,643,000
Capital lease obligations	101,000	80,000	21,000	—	—
Operating lease obligations	29,773,000	4,142,000	7,826,000	7,903,000	9,902,000
Endorsement contracts	8,052,000	1,602,000	1,050,000	1,400,000	4,000,000
Minimum licensing guarantees	24,000,000	2,500,000	7,500,000	8,000,000	6,000,000
Purchase obligations	33,514,000	33,504,000	10,000	—	—
Other long-term liabilities	355,000	90,000	180,000	85,000	—

Totals	$127,382,000	$46,335,000	$25,465,000	$25,037,000	$30,545,000

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

          Ashworth U.K., Ltd. sells the Company’s products to other countries in Europe, largely with revenues denominated in the local currency. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain that is reported in earnings. (See “Note 1 to Consolidated Financial Statements, Foreign Currency”).

          Ashworth Canada and Ashworth Golf Apparel Canada sell the Company’s products within Canada with the revenues denominated in Canadian dollars and ordinarily there is no transaction adjustment for currency exchange rates for the Company.

          All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rates for the Company. However, with respect to export revenues to Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada, the foreign entities are at risk on their indebtedness to Ashworth, Inc. The foreign entities maintain their accounts with Ashworth, Inc. in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or expense in each entity’s financial statements. When the financial statements of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are consolidated with the financial statements of Ashworth, Inc., the gain or loss on transactions, that are of a long-term investment nature, is eliminated from the income statement and appears in the stockholders’ equity section of the consolidated balance sheet under “Accumulated other comprehensive income (loss).”

          The Company purchases nearly all of its products from offshore manufacturers. All of these purchases were denominated either in U.S. dollars, or in British pounds for the Ashworth subsidiary in England, and consequently there was no foreign currency exchange risk.

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

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-01 requires the use of fair values calculated in connection with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to be used as the basis for determining whether a cost method investment is impaired. Any impairment would be applied prospectively to all current and future investments, within the scope of EITF Issue No. 03-01, effective in reporting periods beginning after June 15, 2004. EITF Issue No. 03-01 further specifies disclosures an investor should provide about unrealized losses that have not been recognized as other-than-temporary impairments for cost method investments. In September 2004, the FASB issued Staff Position (FSP) EITF 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01 pending final issuance of FSP EITF Issue 03-1-a.

          In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue

Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SAB Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not have an effect on the consolidated results of operations or financial position of the Company.

          In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies. EITF Issue No. 03-16 requires investments in limited liability companies (“LLCs”) that have separate ownership accounts for each investor to be viewed as similar to a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method of accounting. Therefore, the provisions of Statement of Position (“SOP”) No. 78-9, Accounting for Investments in Real Estate Ventures, and the guidance provided by the SEC staff in Topic D-46, would apply to such LLCs. EITF Issue No. 03-16 is effective for the first reporting period beginning after June 15, 2004. The effect of that consensus would be applied to the accounting for existing investments in LLCs as of the beginning of the first fiscal period beginning after FASB ratification of the consensus, by recognizing the cumulative effect of retroactive application. The adoption of EITF Issue No. 03-16 (effective August 1, 2004) has not had a material impact on the Company’s financial position and results of operations.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The cost of employee services received shall be measured at its then current fair value and then remeasured at fair value at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under Statement 123 shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending October 31, 2005 using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Although the Company’s adoption of SFAS No. 123 (revised 2004) could have a material impact on the Company’s financial position and results of operations, management is still evaluating the potential impact from adopting this statement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

          The Company’s long-term debt currently consists of notes payable with a total balance of $31,688,000 at October 31, 2004. See “Note 6 of Notes to Consolidated Financial Statements.” The debt bears interest at variable and fixed rates ranging from 3.50% to 5.40%, which approximates fair value based on current rates offered for debt with similar risks and maturities on October 31, 2004. As of October 31, 2004, the Company also had $2,500,000 outstanding on its revolving line of credit with interest charged at the bank’s reference rate (prime). The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $500,000. A hypothetical 10% increase in interest rates during the year ended October 31, 2004 would have resulted in an estimated $22,000 decrease in net income.

Foreign Currency Exchange Rate Risk

          The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s subsidiary in England from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. At October 31, 2004, the Company had settled all of its forward foreign exchange contracts. See “Note 1 of Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies, Foreign Currency,” for a discussion on the Company’s hedging activities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following financial statements with respect to the Company are submitted herewith:

1.	Report of Independent Registered Public Accounting Firm, page F-1.

2.	Consolidated Balance Sheets – October 31, 2004 and 2003, pages F-2 and F-3.

3.	Consolidated Statements of Income for the years ended October 31, 2004, 2003 and 2002, page F-4.

4.	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2004, 2003 and 2002, page F-5.

5.	Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002, page F-6 and F-7.

6.	Notes to Consolidated Financial Statements, pages F-8 through F-32.

7.	Report of Independent Registered Public Accounting Firm on Supplementary Schedule, page F-33.

8.	Supplementary Schedule, page F-34.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

Item 9A. CONTROLS AND PROCEDURES.

          As of October 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.

          There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9 B. OTHER INFORMATION

          None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Directors and Executive Officers” which will be filed with the Securities and Exchange Commission no later than March 1, 2005 and is incorporated into this Item 10 by reference.

          The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company website at www.ashworthinc.com and is filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors and senior financial and executive officers by posting such information on the Company’s website.

Item 11. EXECUTIVE COMPENSATION.

          The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than March 1, 2005 and is incorporated into this Item 11 by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” which will be filed with the Securities and Exchange Commission no later than March 1, 2005 and is incorporated into this Item 12 by reference.

EQUITY COMPENSATION PLAN INFORMATION

Securities Available for Issuance Under the Company’s Equity Compensation Plans

          The following table provides information with respect to the Company’s equity compensation plans as of October 31, 2004, which plans were as follows: the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Incentive Stock Option Plan (the “ISO Plan”), and the Nonqualified Stock Option Plan (the “NQO Plan”). The ISO Plan and the NQO Plan were each terminated at the time of adoption of the 2000 Plan in December 1999, and no additional awards may be granted under such terminated plans.

(c) Number of Securities
Remaining Available for
	(a) Number of			Future Issuance under
	Securities to be Issued		(b) Weighted-average	Equity Compensation
	upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
Equity compensation plans approved by security holders	1,652,000	(1)	$7.23	893,000

Equity compensation plans not approved by security holders	—		—	—

Total	1,652,000		$7.23	893,000

(1) Includes 861,000 shares of common stock that may be issued upon exercise of outstanding options under the 2000 Plan and 791,000 shares that may be issued upon exercise of outstanding options under the terminated ISO Plan and NQO Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than March 1, 2005 and is incorporated into this Item 13 by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” which will be filed with the Securities and Exchange Commission no later than March 1, 2005 and is incorporated into this Item 14 by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – October 31, 2004 and 2003
Consolidated Statements of Income for the years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements – October 31, 2004, 2003 and 2002

2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Supplementary Schedule

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits.

See Item (b) below.

(b)	Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(f)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(h)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp., Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(l)*	Offer and Acceptance of Executive Employment effective May 29, 2001 by and between Ashworth, Inc. and Eddie Fadel (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(m)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(n)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(o)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(p)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(q)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(t)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(u)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(v)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(1) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(2) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(3) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(4) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc. (filed as Exhibit 10(w)(5) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc. (filed as Exhibit 10(x)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC. (filed as Exhibit 10(x)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(z)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(aa)*	Employment Agreement, effective November 1, 2004, between Ashworth, Inc. and Per Gasseholm (filed as Exhibit 10.1 to the Company’s Form 8-K on October 12, 2004 (File No. 001-14547) and incorporated herein by reference).

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003 (filed as Exhibit 14 to the Company’s Form 10-K for the year ended October 31, 2003 (file No. 001-14547) and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23	Independent Registered Public Accounting Firm Consent.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

† Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(c)	Financial statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashworth, Inc.:

We have audited the accompanying consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

San Diego, California
January 27, 2005

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

October 31, 2004 and 2003

	2004	2003
Assets

Current assets:
Cash and cash equivalents	$5,541,000	$5,024,000
Accounts receivable – trade, net of sales allowance and allowance for doubtful accounts of $2,438,000 and $2,004,000 in 2004 and 2003, respectively	39,264,000	30,993,000
Accounts receivable – other	1,055,000	1,575,000
Inventories, net	49,249,000	44,476,000
Other current assets	4,014,000	3,676,000
Deferred income tax asset	1,697,000	1,823,000

Total current assets	100,820,000	87,567,000

Property, plant and equipment, at cost:
Land	5,732,000	1,200,000
Buildings and improvements	11,348,000	2,898,000
Production and distribution equipment	10,570,000	13,607,000
Furniture and equipment	21,380,000	19,226,000
Leasehold improvements	3,366,000	3,054,000

	52,396,000	39,985,000
Less accumulated depreciation and amortization	(17,865,000)	(22,523,000)

	34,531,000	17,462,000

Goodwill	12,640,000	—
Intangible assets, net	11,028,000	636,000
Other assets, net	467,000	241,000

Total assets	$159,486,000	$105,906,000

(Continued)

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

October 31, 2004 and 2003

	2004	2003
Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit payable	$2,500,000	$3,400,000
Current portion of long-term debt	4,502,000	289,000
Accounts payable	13,959,000	5,731,000
Income tax payable	1,157,000	118,000
Accrued liabilities:
Salaries and commissions	2,809,000	1,958,000
Other	4,135,000	1,959,000

Total current liabilities	29,062,000	13,455,000

Long-term debt, net of current portion	27,186,000	2,631,000
Deferred income tax liability	1,667,000	820,000
Other long-term liabilities	355,000	445,000

Stockholders’ equity:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 13,706,000 and 13,267,000 shares in 2004 and 2003, respectively	14,000	13,000
Capital in excess of par value	42,171,000	39,230,000
Retained earnings	56,109,000	47,906,000
Accumulated other comprehensive income	2,922,000	1,406,000

Total stockholders’ equity	101,216,000	88,555,000

Commitments and contingencies
Total liabilities and stockholders’ equity	$159,486,000	$105,906,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the years ended October 31, 2004, 2003 and 2002

	2004	2003	2002
Net revenues	$173,102,000	$149,438,000	$129,286,000
Cost of goods sold	100,972,000	88,627,000	77,097,000

Gross profit	72,130,000	60,811,000	52,189,000

Selling, general and administrative expenses	54,087,000	48,122,000	47,279,000

Income from operations	18,043,000	12,689,000	4,910,000

Other income (expense):
Interest income	60,000	36,000	46,000
Interest expense	(1,353,000)	(876,000)	(842,000)
Net foreign currency exchange gain	191,000	343,000	74,000
Other income (expense), net	(3,269,000)	22,000	(6,000)

Total other expense	(4,371,000)	(475,000)	(728,000)

Income before provision for income taxes	13,672,000	12,214,000	4,182,000
Provision for income taxes	5,469,000	4,886,000	1,673,000

Net income	$8,203,000	$7,328,000	$2,509,000

Net income per share:
Basic	0.61	0.56	0.19
Diluted	0.60	0.56	0.19

Weighted-average shares outstanding:
Basic	13,401,000	13,006,000	13,202,000
Diluted	13,728,000	13,198,000	13,487,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended October 31, 2004, 2003 and 2002

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income/(Loss)	Total
BALANCE, October 31, 2001	13,148,000	$13,000	$37,959,000	$38,069,000	$(1,047,000)	$74,994,000
Options exercised	152,000	—	918,000	—	—	918,000
Tax benefit on options exercised	—	—	144,000	—	—	144,000
Treasury stock acquired and retired	(351,000)	—	(1,836,000)	—	—	(1,836,000)
Comprehensive income:
Net income	—	—	—	2,509,000	—	2,509,000
Translation adjustment	—	—	—	—	856,000	856,000

Total comprehensive income	—	—	—	2,509,000	856,000	3,365,000

BALANCE, October 31, 2002	12,949,000	13,000	37,185,000	40,578,000	(191,000)	77,585,000
Options exercised	318,000	—	1,848,000	—	—	1,848,000
Tax benefit on options exercised	—	—	197,000	—	—	197,000
Comprehensive income (loss):
Net income	—	—	—	7,328,000	—	7,328,000
Net unrealized losses on cash flow hedges, net of tax	—	—	—	—	(108,000)	(108,000)
Translation adjustment	—	—	—	—	1,705,000	1,705,000

Total comprehensive income	—	—	—	7,328,000	1,597,000	8,925,000

BALANCE, October 31, 2003	13,267,000	13,000	39,230,000	47,906,000	1,406,000	88,555,000
Options exercised	439,000	1,000	2,556,000	—	—	2,557,000
Tax benefit on options exercised	—	—	385,000	—	—	385,000
Comprehensive income:						—
Net income	—	—	—	8,203,000	—	8,203,000
Net unrealized losses on cash flow hedges, net of tax	—	—	—	—	108,000	108,000
Translation adjustment	—	—		—	1,408,000	1,408,000

Total comprehensive income	—	—	—	8,203,000	1,516,000	9,719,000

BALANCE, October 31, 2004	13,706,000	$14,000	$42,171,000	$56,109,000	$2,922,000	$101,216,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended October 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$8,203,000	$7,328,000	$2,509,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities, excluding the effects of acquisition of subsidiary:
Depreciation and amortization	4,049,000	4,064,000	3,834,000
(Gain) loss on disposal of property, plant and equipment, net	(1,525,000)	42,000	—
Decrease (increase) in net deferred income taxes	973,000	(159,000)	237,000
Provision for doubtful accounts, markdowns and sales returns	3,832,000	2,023,000	2,123,000
Non-cash inventory writedowns	587,000	968,000	1,154,000
Tax benefit from exercise of stock options	385,000	197,000	144,000
Provision for long-term note receivable	—	—	2,500,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(8,380,000)	802,000	(8,500,000)
Decrease in inventories	(1,905,000)	(4,256,000)	(6,501,000)
Increase in income tax payable, net of income tax receivable	1,039,000	364,000	695,000
Increase in other current assets	(897,000)	(240,000)	(768,000)
Decrease (increase) in other assets	(811,000)	47,000	345,000
Increase (decrease) in accounts payable	5,548,000	(607,000)	2,135,000
Increase (decrease) in accrued liabilities	1,160,000	903,000	(292,000)
Decrease in other long-term liabilities	(90,000)	(90,000)	(91,000)

Net cash provided by (used in) operating activities	12,168,000	11,386,000	(476,000)

Cash flows from investing activities:
Net purchases of property, plant and equipment	(22,006,000)	(3,631,000)	(2,613,000)
Proceeds from sale of property, plant and equipment	5,282,000	324,000	—
Acquisition of subsidiary	(23,678,000)	—	—

Net cash used in investing activities	(40,402,000)	(3,307,000)	(2,613,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(169,000)	(169,000)	(125,000)
Borrowings on line of credit	38,055,000	44,602,000	44,820,000
Payments on line of credit	(41,100,000)	(52,327,000)	(39,645,000)
Proceeds from long-term debt	31,650,000	—	—
Bank overdrafts	366,000	—	—
Debt issuance costs	(376,000)	(333,000)	—
Principal payments on notes payable and long-term debt	(3,729,000)	(385,000)	(618,000)
Proceeds from exercise of stock options	2,557,000	1,848,000	918,000
Restrictions on cash	(19,000)	(224,000)	—
Treasury stock acquired	—	—	(1,836,000)

Net cash provided by (used in) financing activities	27,235,000	(6,988,000)	3,514,000

Effect of exchange rate changes on cash	1,516,000	1,597,000	856,000

Net increase in cash and cash equivalents	151,000	2,688,000	1,281,000
Cash and cash equivalents, beginning of year	5,024,000	2,336,000	1,055,000

Cash and cash equivalents, end of year	$5,541,000	$5,024,000	$2,336,000

(Continued)

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

For the years ended October 31, 2004, 2003 and 2002

	2004	2003	2002
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $127,000, $76,000 and $0 in 2004, 2003 and 2002, respectively	$672,000	$582,000	$842,000
Income taxes paid, net of refunds	3,029,000	4,179,000	1,039,000

Supplemental disclosures of noncash transactions:
Capital lease equipment acquired and related capital lease obligations	—	—	392,000

During the year ended October 31, 2004, the Company purchased all of the members’ interests of Gekko Brands, LLC for $23,678,000. In conjunction with the acquisition liabilities were assumed as follows:

Fair value of assets acquired:	$27,324,000
Cash paid for members’ interests	(23,678,000)

Liabilities assumed, including $1,000,000 note payable to sellers	$3,646,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

October 31, 2004, 2003 and 2002

(1)	The Company and Summary of Significant Accounting Policies

Business

Ashworth, Inc. (the “Company”), based in Carlsbad, California, designs, markets and distributes quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu, and The Game brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market.

In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The initial Callaway Golf apparel products shipped in April of 2002.

The Company has wholly-owned subsidiaries that currently own and operate nine Company outlet stores. In 1998, the Company established a wholly-owned subsidiary to operate the Ashworth Concept Store in Costa Mesa, California. The Ashworth Concept Store was closed on October 1, 2003 and the Company is in the process of dissolving the related subsidiary. A wholly-owned United Kingdom subsidiary distributes the Company’s products in Europe. The Company also established a wholly-owned subsidiary in the Virgin Islands as a foreign sales corporation to take advantage of certain federal income tax benefits with respect to profits from foreign revenues. In 2003, the Company dissolved the Virgin Islands subsidiary due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to sell and distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

On July 6, 2004, Ashworth, Inc. completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc., and the selling members identified therein. Ashworth intends that the operations of the newly acquired subsidiary will continue to focus on designing, producing and distributing headwear and apparel.

The Company, together with its subsidiaries and divisions, had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $28,706,000, $23,058,000 and $17,580,000 in the years ended October 31, 2004, 2003 and 2002, respectively. The Company’s wholly-owned United Kingdom subsidiary, Ashworth U.K., Ltd., had net revenues of $19,117,000, $14,245,000 and $11,051,000 and operating income (loss) of $2,380,000, $1,352,000 and $(120,000) in the years ended October 31, 2004, 2003 and 2002, respectively. Ashworth U.K., Ltd. had identifiable assets of $18,430,000 and $15,584,000 as of October 31, 2004 and 2003, respectively.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the Consolidated Balance Sheets consists of amounts due from customers net of allowances for doubtful accounts and reserves for returns and sales allowances. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. The reserves for returns and sales allowances are determined by an analysis of the historical rate of returns and sales allowances. The Company’s historical determination of allowances and reserves has not differed materially from actual results.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, freight-in and overhead. Inventory write-downs are permanent reductions of cost until the inventory is sold. Below is a summary of the components of net inventories at October 31, 2004 and 2003:

	2004	2003
Raw materials (embroidery)	$123,000	$127,000
Finished products	49,126,000	44,349,000

Inventories, net	$49,249,000	$44,476,000

Inventories are presented net of inventory write downs at October 31, 2004 and 2003 of $753,000 and $1,018,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The Company capitalized interest of $127,000 and $76,000 during the years ended October 31, 2004 and 2003, respectively, related to construction in progress.

On February 24, 2004, the Company sold land and two buildings located in Carlsbad, California, used in its distribution operation for $5,747,000 and recorded a gain on disposal of fixed assets of $1,589,000. Net of selling costs, the Company realized cash proceeds from the sale totaling $5,272,000. The land, buildings and other assets were reported in the Company’s domestic segment and were sold as a unit on an “as is” basis. As a result of the sale, the Company paid the $2,610,000 balance due on the mortgage relating to the subject property. The Company has entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on February 24, 2004 and terminated on December 31, 2004, with an option to renew the term of the lease for a period of 60 days with written notice of intent to exercise the option due at least 90 days prior to the expiration of the initial term of the lease. The Company did not exercise the option to renew the lease past its expiration date of December 31, 2004. Under the terms of the lease agreement, which the Company is treated as an operating lease, the Company paid monthly rent of approximately $47,000 plus taxes, insurance and utilities.

On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for its new distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives continue to be amortized primarily on the straight-line basis over their estimated useful lives.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Other Assets

The Company had $243,000 and $224,000 in restricted cash as of October 31, 2004 and 2003, respectively, recorded in other assets. The restricted cash is in an interest bearing account on deposit with the Company’s bank pursuant to the lease agreement for the office and distribution facility in Essex, England. The lessor has access to the bank account should the Company fail to pay its monthly rent. The cash will be on deposit for a maximum of five years from the inception of the lease agreement, May 1, 2003.

Advertising Expenses

Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2004, 2003 and 2002 were $1,869,000, $1,376,000 and $854,000, respectively.

The Company makes certain payments for cooperative advertising for specific placements in customers’ advertisements and catalogues and includes these costs in the selling, general and administrative line item of its statements of income. Included in advertising expenses are cooperative advertising expenses of $208,000, $314,000 and $199,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Shipping and Handling Expenses

Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the years ended October 31, 2004, 2003 and 2002 were $2,217,000, $1,769,000 and $1,741,000, respectively.

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

Net Income Per Share

The Company calculates basic EPS by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, or other such items, to common shares using the treasury stock method and the weighted-average fair value of the Company’s common shares during the period. (See Note 9, “Net Income Per Share” for computation of EPS.)

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 2.49% in 2004, 2.02% in 2003 and 3.07% in 2002; expected volatility of 44.5% in 2004, 55.5% in 2003 and 58.9% in 2002; and expected life of 3.16, 2.79 and 2.63 years in 2004, 2003 and 2002, respectively. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The weighted-average fair value of options granted was $2.74 in 2004, $2.38 in 2003 and $2.09 in 2002. The Company’s pro forma information is as follows:

	Years Ended October 31,
	2004	2003	2002
Net income, as reported	$8,203,000	$7,328,000	$2,509,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(249,000)	(201,000)	(382,000)

Pro forma net income	$7,954,000	$7,127,000	$2,127,000

Net income per share:
Basic – as reported	$0.61	$0.56	$0.19
Basic – pro forma	$0.59	$0.55	$0.16

Diluted – as reported	$0.60	$0.56	$0.19
Diluted – pro forma	$0.58	$0.54	$0.16

These pro forma calculations only include the effects of 1996 through 2004 grants. As such, the impacts may not be representative of the effects on reported net income in future years.

Long-Lived Assets

The Company reviews the carrying amount of long-lived assets or groups of assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment includes a comparison of the estimated future undiscounted operating cash flows anticipated to be generated during the remaining life of the asset or group of assets to the net carrying value of the asset or group of assets.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Foreign Currency

The Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on remeasurement of transactions denominated in currency other than the functional currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders’ equity. The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. The Company periodically uses forward exchange contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted revenues and cost of sales denominated in other than local currencies. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes.

From time to time the Company and its subsidiaries enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated Euro denominated sales and U. S. dollar denominated intercompany inventory purchases by the Company’s wholly owned U.K. subsidiary. These contracts have maturity dates that do not normally exceed 12 months. On July 15, 2003, the Company’s U.K. subsidiary entered into four forward exchange contracts to sell British pounds and buy U. S. dollars, as well as five forward exchange contracts to sell Euros and buy British pounds. These forward exchange contracts have been designated as cash flow hedges. At October 31, 2003, the notional amount of the then remaining foreign exchange contracts designated as cash flow hedges was $4,302,000 with an unrealized after tax loss of $108,000. The Company estimates the fair value of derivatives based on quoted market prices and records all derivatives on the balance sheet at fair value. At October 31, 2003, the fair value of the foreign currency related derivatives was recorded as current assets of $36,000 and current liabilities of $216,000. The Company had no foreign currency related derivatives at October 31, 2004 or 2002.

For derivative instruments designated as cash flow hedges, the Company initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company records the ineffective portion of the gain or loss, if any, in other income or expense immediately. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. For the years ended October 31, 2004 and 2003, the Company reclassified gains of $33,000 and $9,000, respectively, to the net revenues line item of its financial statements and losses of $286,000 and $0, respectively, to the cost of goods sold line item of its financial statements. For the year ended October 31, 2002 no gains or losses were reclassified into earnings. For the years ended October 31, 2004, 2003 and 2002, the Company recorded the following activity in accumulated other comprehensive income related to cash flow hedges:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Years Ended October 31,
	2004	2003	2002
Beginning OCI balance related to cash flow hedges, net of tax	$(108,000)	$—	$—
Add: Net loss recorded in OCI, net of tax	(86,000)	(102,000)	—
Deduct: Net gain (loss) reclassified from OCI into earnings, net of tax	(194,000)	6,000	—

Ending OCI balance related to cash flow hedges, net of tax	$—	$(108,000)	$—

For foreign currency forward contracts designated as cash flow hedges, the Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. Given that both the hedged items and the hedging instruments are evaluated using the same forward rates, the Company anticipates the hedging to be highly effective. The effectiveness of each derivative is assessed quarterly. During fiscal years ended October 31, 2004, 2003 and 2002, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Revenue Recognition

The Company recognizes revenue at the time products are shipped based on its terms of FOB shipping point, where risk of loss and title transfer to the buyer or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Provisions are made currently for estimated product returns, markdowns and other allowances.

Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns, markdowns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns, markdowns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns, markdowns and other allowances amounted to $1,268,000 at October 31, 2004 compared to $728,000 at October 31, 2003.

Markdowns and other allowances are included in net revenues in the accompanying consolidated statements of income. Markdown and other allowances for the years ended October 31, 2004, 2003 and 2002 were $4,719,000, $2,469,000 and $2,414,000, respectively.

In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

period. The original value of the inventory exchanged (at cost) was $1,442,000 resulting in $1,442,000 in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $873,000 of additional prior seasons’ slower selling inventory (at cost) for an additional $873,000 in future APCs and an extension of the original November 2000 agreement through December 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time, the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. Expenses are recorded when the merchandise or services received are utilized. Barter revenues for the years ended October 31, 2004, 2003 and 2002 were $873,000, $0 and $0, respectively. Barter expenses for the years ended October 31, 2004, 2003 and 2002 were $533,000, $434,000 and $308,000, respectively. At October 31, 2004 and 2003, unused APCs are classified in the accompanying consolidated balance sheet as follows:

	2004	2003
Other current assets	$523,000	$472,000
Other assets, net	191,000	—

Total	$714,000	$472,000

Shipping and Handling Revenue

The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs.

Cost of Goods Sold

The Company includes FOB purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfers costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.

Royalty Expenses

Royalty expenses are recognized as incurred and are included in the selling, general and administrative expenses line item in the accompanying consolidated financial statements. For the years ended October 31, 2004, 2003 and 2002, royalty expenses were $3,214,000, $1,704,000 and $262,000, respectively.

Legal Fees

The Company accrues costs of settlement, damages and, cost of defense, when such costs are probable and estimable; otherwise, such costs are expensed as incurred.

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

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Fair Value of Financial Instruments

The fair value of the Company’s line of credit and long-term debt approximates the carrying value based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and forward exchange contracts) also approximate fair value due to the short term nature of those instruments.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform with current year presentation.

(2)	Acquisition of Membership Interests in Gekko Brands, LLC

At close of business on July 6, 2004, Ashworth, Inc. completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to the Membership Interests Purchase Agreement entered into on July 6, 2004, between Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc., and the selling members identified therein.

The purchase price for the Acquisition was $24 million consisting of $23 million in cash, a $1 million promissory note and $0.7 million in acquisition costs. The $1 million note payable is subordinate to the Business Loan Agreement with Union Bank of California, N.A. Up to an additional $6.5 million will be paid to certain selling members of Gekko Brands, LLC if the subsidiary achieves certain specific EBIT, as defined in the Members Interest Purchase Agreement, and other operating targets over approximately the next four years or through Ashworth’s fiscal year 2008. The Company will account for any such contingent payments as additional costs of the acquired entity at the time the contingency is resolved. From July 7, 2004 through October 31, 2004, Gekko Brands, LLC achieved certain specified EBIT targets entitling the certain selling members to additional consideration in the amount of $540,000. The resulting liability and adjustment to goodwill are reflected in the accompanying financial statements at October 31, 2004.

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

The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company previously reported a tentative allocation of the aggregate purchase price for Gekko Brands, LLC in its quarterly report on Form 10-Q for the quarter ended July 31, 2004. That allocation was based on an initial estimate pending the receipt of a third party’s valuation of certain tangible and intangible assets acquired. The Company has obtained the third party’s valuation and has made certain adjustments to

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the tentative allocation. The following table presents the tentative allocation of the aggregate purchase price for Gekko Brands, LLC and the nature and amount of adjustments made to the initial allocation of the purchase price:

	Tentative		Final
	Allocation At		Allocation At
	July 7, 2004	Adjustments	July 7, 2004
	(Unaudited)
Net working capital (net of cash received)	$3,107,000	$—	$3,107,000
Property, plant and equipment	1,490,000	—	1,490,000
Assumed debt	(2,646,000)	—	(2,646,000)
Goodwill	12,267,000	(190,000)	12,077,000
Other intangible assets (Note 3)	10,460,000	190,000	10,650,000

	$24,678,000	$—	$24,678,000

The $12,077,000 allocated to goodwill reflects the benefit the Company expects to realize from expanding its distribution into non-golf channels and the value of the assembled workforce at Gekko Brands, LLC. The $10,650,000 in other assets includes tradenames, customer relationships, customer sales backlog and non-compete agreements. The adjustments reflect the assignment of $190,000 of the purchase price to customer backlog based on the final valuation report. Subsequent to the acquisition, adjustments were made to increase goodwill by approximately $23,000 for certain preacquisition contingencies.

Pro Forma Results of Operations

The results of Gekko Brand, LLC’s operations have been included in the consolidated financial statements since July 7, 2004. Had the acquisition been completed as of the beginning of fiscal 2003, the Company would have reported pro forma net revenues, net income and basic and diluted net income per share amounts for the years ended October 31, 2004 and 2003 as follows:

	2004	2003
Net Revenues	$194,214,000	$180,832,000

Income from operations	14,861,000	14,881,000

Net Income	6,772,000	7,984,000

Net income per share:
Basic	$0.51	$0.61
Diluted	0.49	0.60

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Goodwill and Other Intangible Assets.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. Changes in goodwill, tradenames and customer related intangibles during the year ended October 31, 2004 were due to the acquisition of Gekko Brands, LLC. At October 31, 2004, goodwill, all of which is in the domestic segment, totaled $12,640,000. The Company anticipates that the entire amount of goodwill will be deductible for income tax purposes.

The following sets forth the intangible assets, excluding goodwill, by major category:

	October 31, 2004			October 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$—	$—	$—
Finite life:
Customer lists	1,530,000	(72,000)	1,458,000	—	—	—
Non-competes	1,372,000	(680,000)	692,000	1,142,000	(549,000)	593,000
Customer sales backlog	190,000	(71,000)	119,000	—	—	—
Trademarks	1,299,000	(1,240,000)	59,000	1,231,000	(1,188,000)	43,000

Total intangible assets	$13,091,000	$(2,063,000)	$11,028,000	$2,373,000	$(1,737,000)	$636,000

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful life. At October 31, 2004, the estimated useful lives and weighted average useful lives for finite lived intangible assets were as follows:

		Estimated
	Estimated	Weighted
	Useful Life	Avg. Useful
	(Years)	Life (Years)
Finite life:
Customer lists	3-7	7
Non-competes	5	5
Customer sales backlog	1	1
Trademarks	5	5

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

During the years ended October 31, 2004, 2003 and 2002 aggregate amortization expense was approximately $326,000, $40,000 and $50,000, respectively. Amortization expense related to intangible assets at October 31, 2004 in each of the next five fiscal years and beyond is expected to be as follows:

2005	$532,000
2006	413,000
2007	404,000
2008	387,000
2009	244,000
Thereafter	348,000

Total	$2,328,000

(4)	Leases

During the years ended October 31, 2004, 2003 and 2002, the Company acquired $0, $0 and $392,000, respectively, of various equipment under capital leases.

At October 31, 2004 and 2003, the accompanying consolidated balance sheets include the following furniture and equipment under capital leases:

	2004	2003
Furniture and equipment	$554,000	$554,000
Less accumulated amortization	(489,000)	(331,000)

Total furniture and equipment under capital leases, net	$65,000	$223,000

Amortization of assets held under capital leases is included in depreciation and amortization expense.

On August 30, 2004 the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, the Company leases equipment for its distribution center in Oceanside, California. The aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is approximately $129,000. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes), (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease. The Company has determined that the lease meets the criteria for treatment as an operating lease.

The Company and its subsidiaries also lease certain other production, warehouse and outlet store facilities, as well as certain production and office equipment, under operating leases. These leases expire in various fiscal years through August 2013. Rent expense recognized on a straight-line basis for the years ended October 31, 2004, 2003 and 2002 was $3,654,000, $2,913,000 and $2,497,000, respectively. Future minimum lease payments under noncancelable operating leases and future

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

minimum capital lease payments as of October 31, 2004 are:

	Capital	Operating
Years Ending October 31,	leases	leases
2005	$83,000	$4,142,000
2006	23,000	3,934,000
2007	—	3,892,000
2008	—	3,928,000
2009	—	3,975,000
Thereafter	—	9,902,000

Total minimum lease payments	106,000	$29,773,000

Less amount representing interest (at rates ranging from 5.88% to 8.26%)	(5,000)

Present value of future minimum capital lease payments (Note 6)	$101,000

(5)	Line of Credit Agreement

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

Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate (prime). At October 31, 2004, the bank’s reference rate (prime) was 4.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount available for borrowings during the preceding quarter.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a). The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarter basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and equipment rental expense associated with the Company’s new distribution

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company is in compliance with all of the loan agreement’s financial covenants as of October 31, 2004.

The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $4,108,000 October 31, 2004 as compared to $5,524,000 outstanding at October 31, 2003 under the prior loan agreement. The Company had $2,500,000 outstanding against the revolving credit facility under this loan agreement at October 31, 2004, compared to $3,400,000 outstanding at October 31, 2003 under the prior agreement. The Company had $19,000,000 outstanding on the term loan under this loan agreement at October 31, 2004. At October 31, 2004, $28,392,000 was available for borrowings against the revolving credit facility under this loan agreement.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)   Long-term Debt        Amounts outstanding under long-term debt agreements at October 31, 2004 and 2003 consist of the following:

	2004	2003
Term loan payable to a bank, bearing interest at 5.40%, payable in monthly principal and interest payments of $333,000 through July 6, 2009, with a balloon payment of approximately $3,282,000 due at maturity, collateralized by substantially all of the Company’s assets, excluding real estate	$19,000,000	$—

Note payable to a bank, bearing interest at 5.0%, payable in monthly principal and interest payments of $63,000 through April 2014, with a balloon payment of approximately $9.7 million payable at maturity of May 1, 2014; collateralized by land and building	11,572,000	—

Note payable to a bank, bearing interest at 8.4%, payable in monthly principal payments of $10,000 plus interest on the outstanding principal balance through November 2005, with a balloon payment of approximately $2.4 million payable on December 1, 2005; collateralized by land and buildings (Note 1)	—	2,650,000

Subordinated note payable to a third party, bearing simple interest at 3.5%, payable in annual principal payments of $250,000 plus interest on the outstanding principal balance due June 30, 2005, 2006, 2007 and 2008	1,000,000	—

Note payable to a finance company, bearing interest at 3.9%, payable in monthly payments of principal and interest of $471 through maturity of July 26, 2007	15,000	—

Capital lease obligations (Note 4)	101,000	270,000

	31,688,000	2,920,000
Less current portion	(4,502,000)	(289,000)

Long-term debt	$27,186,000	$2,631,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     Future maturities of long-term debt at October 31, 2004 are as follows:

Years Ending October 31,
2005	$4,502,000
2006	4,455,000
2007	4,439,000
2008	4,444,000
2009	3,205,000
Thereafter	10,643,000

Total	$31,688,000

(7)	Employees’ 401(k) Plan

The Company maintains a defined contribution retirement plan covering substantially all full-time employees. Company contributions, which are voluntary and at the discretion of the Company’s Board of Directors, are currently being made at 50% of the amount the employee contributes, up to 3% of compensation. The Company’s expense for the years ended October 31, 2004, 2003 and 2002 was $281,000, $249,000 and $197,000, respectively.

(8)	Stockholders’ Equity

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

As of October 31, 2004, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had outstanding options covering 861,000 shares of common stock with exercise prices ranging from $4.00 to $8.96 and expiration dates between December 2009 and October 2014. At October 31, 2004, a total of 893,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2004, the Company still had options covering 791,000 shares of common stock outstanding under the Terminated Plans with exercise prices ranging from $4.16 to $16.94 and expiration dates between April 2005 and November 2007.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following is a summary of stock option activity under the 2000 Plan and the Terminated Plans for the fiscal years ended October 31, 2002, October 31, 2003 and October 31, 2004:

	Shares
	underlying	Option exercise price per share
	outstanding				Weighted-
	options	Range			average
Balance at October 31, 2001	2,718,000	$3.50	–	$16.94	$7.13
Granted	386,000	4.65	–	8.96	4.96
Exercised	(152,000)	3.50	–	8.25	5.52
Canceled or Expired	(435,000)	4.16	–	10.31	6.21

Balance at October 31, 2002	2,517,000	3.50	–	16.94	7.06
Granted	101,000	5.40	–	6.44	6.35
Exercised	(318,000)	3.50	–	6.88	5.81
Canceled or Expired	(98,000)	5.59	–	11.00	8.73

Balance at October 31, 2003	2,202,000	4.00	–	16.94	7.16
Granted	229,000	7.98	–	8.96	8.18
Exercised	(439,000)	4.00	–	7.19	5.82
Canceled or Expired	(340,000)	4.16	–	16.94	9.33

Balance at October 31, 2004	1,652,000	4.00	–	16.94	7.26

The Company did not incur any stock-based employee compensation expense for the periods presented in the above table.

The following is a summary of stock options outstanding at October 31, 2004:

			Options outstanding			Options exercisable
				Weighted-
				average	Weighted-		Weighted-
			Number	remaining	average	Number	average
Range of			outstanding	contractual	exercise	exercisable	exercise
exercise prices			(shares)	life	price	(shares)	price
$4.00	-	$6.78	852,000	3.9	$5.21	805,000	$5.18
6.79	-	11.86	630,000	6.1	8.16	456,000	8.16
11.87	-	16.94	170,000	0.9	14.13	170,000	14.13

			1,652,000	4.4	7.26	1,431,000	7.19

At October 31, 2004, 2003 and 2002, the number of shares of common stock underlying exercisable options was 1,431,000, 2,009,000 and 2,144,000, respectively, and the weighted-average exercise price of those options was $7.19, $7.23 and $7.25, respectively.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Comprehensive Income

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the components of other comprehensive income for the periods presented:

	Years ended October 31,
	2004	2003	2002
Net unrealized gains (losses) on cash flow hedges, net of tax effect of $(72,000), $72,000 and $0 for 2004, 2003, and 2002, respectively	$108,000	$(108,000)	$—
Foreign currency translation	1,408,000	1,705,000	856,000

Total other comprehensive income	$1,516,000	$1,597,000	$856,000

(9)	Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Years Ended October 31,
	2004	2003	2002
Numerator:
Net income –
numerator for basic and diluted earnings per share
– income available to common stockholders	$8,203,000	$7,328,000	$2,509,000

Denominator:
Denominator for basic earnings per share
– weighted average shares	13,401,000	13,006,000	13,202,000
Effect of dilutive securities
– stock options	327,000	192,000	285,000

Denominator for diluted earnings per share
– adjusted weighted average shares and assumed conversions	13,728,000	13,198,000	13,487,000

The diluted weighted average shares outstanding computation excludes 317,000, 918,000 and 945,000 options whose impact would have an anti-dilutive effect in 2004, 2003 and 2002, respectively.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Commitments and Contingencies

Promotional Agreements with PGA Professionals and a Television Personality

The Company had promotional agreements with several PGA professionals, including Fred Couples, a related party at the time of the agreement; Jim Nantz, a television personality and member of the Company’s board of directors until March 24, 2004, a related party; and a management company. Under the terms of these agreements, the Company is or was obligated to pay cash or other compensation and, in some cases, to issue options to purchase shares of the Company’s common stock.

The aggregate annual compensation expense recognized under these agreements using the straight-line method in fiscal 2004, 2003 and 2002 was $1,888,000, $1,848,000 and $1,462,000, respectively. In addition, in fiscal years 2004, 2003 and 2002 the Company recorded compensation under the agreements of $0, $0 and $81,000, respectively, related to stock option grants made to a related party. In fiscal 2004, $1,581,000 of $1,877,000 in cash payments under these agreements was paid to related parties. Future minimum commitments under these agreements are $1,868,000 payable in 2005, $1,304,000 payable in 2006, $1,420,000 payable in 2007, and $1,000,000 payable in each of the years 2008 through 2011, of which $1,602,000 payable in 2005, $1,050,000 payable in 2006, $1,400,000 payable in 2007 and $1,000,000 payable in each of the years 2008 through 2011, is payable to related parties.

For purposes of measuring compensation expense for stock options issued to non-employees, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model. For options granted to non-employees during the year ended October 31, 2002 weighted average assumptions used were: risk-free interest rate of 2.91%, expected volatility of 58.86% and remaining contractual life of 2.5 years. The Company has not paid any cash or other dividends on its capital stock and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield used in calculating the fair value of option grants during the year ended October 31, 2002 is zero. The weighted average fair value of options granted in fiscal year 2002 was $4.65. The Company made no stock option grants to non-employees in fiscal years 2004 and 2003.

Executive Employment Agreements

In fiscal years 2004, 2003 and 2002, the Company had executive employment agreements with Randall L. Herrel, Sr. and Terence W. Tsang.

The agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. For achieving certain objectives as set forth in the fiscal 2004 bonus plan, Mr. Herrel was awarded bonuses totaling $150,000 as well as options to purchase 45,000 shares. A $75,000 bonus as well as an option to purchase 17,713 shares was awarded to Mr. Herrel in December 2003, based on the Company having achieved the goals set forth in the fiscal 2003 bonus plan. No bonus was awarded to Mr. Herrel for fiscal year 2002. The Company maintains a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments upon termination of employment under specific circumstances, such payments ranging from one-half to two times his then annual base salary.

The agreement with Mr. Tsang provides for a base salary of not less than $230,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. For achieving certain objectives as set forth in the fiscal 2004 bonus plan, Mr. Tsang was awarded bonuses totaling $85,000 as well as options to purchase 30,000 shares. A $35,000 bonus as well as an option to purchase 11,951 shares was awarded to Mr. Tsang in December 2003, based on the Company having achieved the goals set forth in the fiscal 2003 bonus

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

plan. No bonus was awarded to Mr. Tsang for fiscal 2002. The agreement with Mr. Tsang includes severance payments upon termination of employment under specific circumstances, such payments equaling nine months of his then annual base salary.

Effective November 1, 2004, the Company entered into an executive employment agreement with Per Gasseholm. The agreement with Mr. Gasseholm provides for a base annual salary of not less than $250,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. On the effective date of the agreement, Mr. Gasseholm was awarded options to purchase 30,000 shares. The agreement with Mr. Gasseholm includes severance payments upon termination of employment by the Company without cause, such payments equaling six months of his then annual base salary payable over six months.

Effective December 31, 1998, in connection with the termination of Mr. Montiel’s executive employment and resignation as chairman and director, the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Montiel. The agreement provides that, effective with the termination of employment, all the terms and conditions of Section 13, the noncompetition provision of Mr. Montiel’s 1995 executive employment agreement covering the ten-year post-termination period, are applicable. The noncompetition provision states that, as consideration for Montiel’s non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The accrued payable under this arrangement at October 31, 2004 and 2003 totaled $355,000 and $445,000, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheet. At October 31, 2004 and 2003, the net book value of the corresponding asset, which is included in the intangible assets line item of the accompanying consolidated balance sheet, totaled $479,000 and $593,000, respectively. The corresponding asset is being amortized using the straight-line method over the ten-year non-compete period.

Legal Proceedings

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint alleged that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleged that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. On November 8, 2004, the U.S. District Court entered a Final Approval of Settlement. Under the settlement, all claims will be dismissed and the litigation will be concluded in exchange for a payment of $15.25

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

million, approximately 82% of which will be paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge in the third quarter of fiscal year 2004 of $3 million related to settlement of this suit.

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

Licensing Agreement with Callaway Golf Company

In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe and Canada. The initial Callaway Golf apparel products shipped in April of 2002. The multi-year agreement has various minimum annual requirements for marketing expenditures and royalty payments based on the level of net revenues. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement.

(11)	Related-Party Transactions

The Company has a promotional agreement with a former director and a former significant stockholder. (See Note 10.)

The Company leases its Phenix City, Alabama distribution facility from a 16 Downing, LLC, a related party owned by certain members of Gekko Brands, LLC’s management. Total payments under the operating lease for this facility made during the year ended October 31, 2004 were $128,000. The lease agreement requires monthly payments of $33,000 through June 6, 2012.

(12)	Income Taxes

The provision for income taxes for the years ended October 31, 2004, 2003 and 2002 is as follows:

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2004	2003	2002
Current provision:
Federal	$2,850,000	$3,495,000	$822,000
State	1,217,000	1,052,000	197,000
Foreign	430,000	423,000	411,000

Total	4,497,000	4,970,000	1,430,000

Deferred provision (benefit):
Federal	793,000	6,000	122,000
State	50,000	(29,000)	100,000
Foreign	129,000	(61,000)	21,000

Total	972,000	(84,000)	243,000

Total provision for income taxes	$5,469,000	$4,886,000	$1,673,000

The Company’s income before provision for income taxes is allocated between domestic and foreign tax jurisdictions for the years ended October 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002
Domestic	$11,839,000	$10,900,000	$3,091,000
Foreign	1,833,000	1,314,000	1,091,000

Total	$13,672,000	$12,214,000	$4,082,000

The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $2,024,000 of undistributed earnings from its subsidiary in the United Kingdom permanently invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and may decide to repatriate some or all of its undistributed earnings.

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The components of the Company’s deferred income tax assets and liabilities as of October 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax asset:
Allowance for doubtful accounts	$253,000	$147,000
Inventory reserves	324,000	317,000
Accrued compensation	211,000	347,000
Other nondeductible accruals	894,000	671,000
Other deductible capitalized costs	171,000	130,000
State tax	320,000	341,000

Total gross deferred tax assets	2,173,000	1,953,000
Less valuation allowance	—	—

Net deferred tax assets	$2,173,000	$1,953,000

Deferred income tax liabilities:
Deductible capitalized costs	$305,000	$—
Depreciation	1,838,000	950,000

Total gross deferred tax liabilities	$2,143,000	$950,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a net deferred income tax asset of $30,000 and $1,003,000 as of October 31, 2004 and 2003, respectively. The realization of this net asset may be dependent on the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective rate is as follows:

	2004	2003	2002
Computed income tax at the expected statutory rate	$4,785,000	$4,275,000	$1,422,000
State income tax, net of federal tax benefits	824,000	664,000	196,000
Nondeductible expenses	51,000	66,000	99,000
Foreign tax jurisdiction rate differential	(92,000)	(74,000)	—
Other	(99,000)	(45,000)	(44,000)

Income tax provision	$5,469,000	$4,886,000	$1,673,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Segment Information

The Company has the following three reportable segments: Domestic, Ashworth U.K., Ltd. and other international. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual or infrequent items, and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. Segment information is summarized as follows for the years ended October 31, 2004, 2003 and 2002.

	2004	2003	2002
Net Revenue:
Domestic	$144,396,000	$126,380,000	$111,706,000
Ashworth U.K., Ltd.	19,117,000	14,245,000	11,051,000
Other international	9,589,000	8,813,000	6,529,000

Total	$173,102,000	$149,438,000	$129,286,000

Income From Operations:
Domestic	$13,740,000	$8,993,000	$3,583,000
Ashworth U.K., Ltd.	2,380,000	1,352,000	(120,000)
Other international	1,923,000	2,344,000	1,447,000

Total	$18,043,000	$12,689,000	$4,910,000

Capital Expenditures:
Domestic	$21,432,000	$3,222,000	$2,314,000
Ashworth U.K., Ltd.	574,000	409,000	299,000

Total	$22,006,000	$3,631,000	$2,613,000

Total Assets:
Domestic	$137,605,000	$85,817,000	$86,198,000
Ashworth U.K., Ltd.	18,430,000	15,584,000	13,844,000
Other international	3,451,000	4,505,000	2,933,000

Total	$159,486,000	$105,906,000	$102,975,000

Long Lived Assets, cost:
Domestic	$76,805,000	$41,103,000	$39,719,000
Ashworth U.K., Ltd.	1,789,000	1,272,000	1,770,000
Other international	—	—	775,000

Total	$78,594,000	$42,375,000	$42,264,000

Goodwill:
Domestic	$12,640,000	$—	$—

Depreciation Expense:
Domestic	$3,196,000	$3,334,000	$3,250,000
Ashworth U.K., Ltd.	331,000	456,000	358,000

Total	$3,527,000	$3,790,000	$3,608,000

ASHWORTH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Results By Quarter (Unaudited)

The unaudited results by quarter for the years ended October 31, 2004 and 2003 are shown below:

		Second	Third	Fourth
Year ended	First	Quarter	Quarter	Quarter
October 31, 2004	Quarter	(1)	(2)(3)	(3)
Net revenues	$27,338,000	$54,672,000	$42,825,000	$48,267,000
Gross profit	10,691,000	23,309,000	18,027,000	20,103,000
Net income	134,000	5,663,000	508,000	1,898,000
Net income per basic share	.01	.42	.04	.14
Weighted-average basic shares outstanding	13,302,000	13,373,000	13,444,000	13,513,000
Net income per diluted share	.01	.41	.04	.14
Weighted-average diluted shares outstanding	13,644,000	13,737,000	13,757,000	13,826,000

Year ended	First	Second	Third	Fourth
October 31, 2003	Quarter	Quarter	Quarter	Quarter
Net revenues	$26,563,000	$52,595,000	$37,960,000	$32,320,000
Gross profit	9,967,000	21,960,000	15,676,000	13,208,000
Net income	106,000	4,282,000	2,063,000	877,000
Net income per basic share	.01	.33	.16	.07
Weighted-average basic shares outstanding	12,952,000	12,958,000	13,006,000	13,107,000
Net income per diluted share	.01	.33	.16	.07
Weighted-average diluted shares outstanding	13,080,000	13,082,000	13,211,000	13,428,000

(1)	The unaudited results for the second quarter 2004 include a gain on the sale of land and building, net of tax effect, of $953,000.

(2)	The unaudited results for the third quarter 2004 include settlement expenses, net of tax effect, of $1,800,000 related to the settlement of the class action lawsuit.

(3)	The unaudited results for the third and fourth quarters of 2004 include the operations of Gekko Brands, LLC for the period from July 7, 2004 (acquisition date) through October 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ashworth, Inc.:

Under date of January 27, 2005, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California
January 27, 2005

ASHWORTH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Sales Allowances and
Allowance
Description	for Doubtful Accounts
Balance, October 31, 2001	$2,141,000
Charged to Costs and Expenses	2,123,000
Deductions	(536,000)

Balance, October 31, 2002	3,728,000

Charged to Costs and Expenses	2,023,000
Deductions	(3,747,000)

Balance, October 31, 2003	2,004,000

Charged to Costs and Expenses(1)	3,832,000
Deductions	(3,398,000)

Balance, October 31, 2004	$2,438,000

(1)	Includes $639,000 added through acquisition during the year ended October 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)

Date: January 28, 2005	BY: /s/ Randall L. Herrel, Sr.
Randall L. Herrel, Sr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2005

/s/ Terence W. Tsang Terence W. Tsang	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2005

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	January 28, 2005

/s/ Andre P. Gambucci Andre P. Gambucci	Director	January 28, 2005

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	January 28, 2005

/s/ James B. Hayes James B. Hayes	Director	January 28, 2005

/s/ H. Michael Hecht H. Michael Hecht	Director	January 28, 2005

/s/ Judith K. Hofer Judith K. Hofer	Director	January 28, 2005

/s/ Phillip D. Matthews Phillip D. Matthews	Director	January 28, 2005

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
21	Subsidiaries of the Registrant.
23	Independent Registered Public Accounting Firm Consent.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.