Form 10-Q
period 2005-04-30
ASHWORTH INC
filed 2005-06-09
CIK 820774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at May 31, 2005
$.001 par value Common Stock	13,900,605

PART I

FINANCIAL INFORMATION

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	October 31, 2004
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$3,032,000	$5,541,000
Accounts receivable – trade, net	52,443,000	39,264,000
Accounts receivable – other, net	1,146,000	1,055,000
Inventories, net	53,931,000	49,249,000
Other current assets	7,122,000	4,014,000
Deferred income tax asset	1,697,000	1,697,000

Total current assets	119,371,000	100,820,000

Property, plant and equipment, at cost	57,747,000	52,396,000
Less accumulated depreciation and amortization	(19,945,000)	(17,865,000)

Total property, plant and equipment, net	37,802,000	34,531,000

Goodwill	12,660,000	12,640,000
Intangible assets, net	10,750,000	11,028,000
Other assets	283,000	467,000

Total assets	$180,866,000	$159,486,000

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit payable	$16,000,000	$2,500,000
Current portion of long-term debt	4,457,000	4,502,000
Accounts payable	16,415,000	13,959,000
Income tax payable	2,685,000	1,157,000
Accrued liabilities:
Salaries and commissions	2,556,000	2,809,000
Other	3,993,000	4,135,000

Total current liabilities	46,106,000	29,062,000

Long-term debt, net of current portion	25,082,000	27,186,000
Deferred income tax liability	1,667,000	1,667,000
Other long-term liabilities	247,000	355,000
Stockholders’ equity:
Common stock	14,000	14,000
Capital in excess of par value	43,305,000	42,171,000
Retained earnings	61,003,000	56,109,000
Accumulated other comprehensive income	3,442,000	2,922,000

Total stockholders’ equity	107,764,000	101,216,000

Total liabilities and stockholders’ equity	$180,866,000	$159,486,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net revenues	$64,668,000	$54,672,000	$101,180,000	$82,010,000
Cost of goods sold	36,585,000	31,363,000	58,463,000	48,010,000

Gross profit	28,083,000	23,309,000	42,717,000	34,000,000

Selling, general and administrative expenses	19,303,000	13,555,000	33,393,000	23,960,000

Income from operations	8,780,000	9,754,000	9,324,000	10,040,000

Other income (expense):
Interest income	14,000	11,000	34,000	32,000
Interest expense	(576,000)	(227,000)	(1,109,000)	(396,000)
Net foreign currency exchange gain (loss)	(69,000)	(48,000)	(26,000)	99,000
Other expense, net	(131,000)	(50,000)	(67,000)	(112,000)

Total other expense	(762,000)	(314,000)	(1,168,000)	(377,000)

Income before provision for income taxes	8,018,000	9,440,000	8,156,000	9,663,000
Provision for income taxes	3,207,000	3,777,000	3,262,000	3,866,000

Net income	$4,811,000	$5,663,000	$4,894,000	$5,797,000

Net income per share:
Basic	$0.35	$0.42	$0.36	$0.43
Diluted	$0.34	$0.41	$0.35	$0.42

Weighted-average shares outstanding:
Basic	13,813,000	13,373,000	13,769,000	13,331,000
Diluted	14,271,000	13,737,000	14,184,000	13,679,000

     See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash used in operating activities	(10,348,000)	(5,411,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,091,000)	(16,955,000)
Proceeds from sale of equipment	5,000	5,277,000
Purchase of intangibles	(71,000)	—

Net cash used in investing activities	(5,157,000)	(11,678,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	(9,000)	(11,000)
Principal payments on capital lease obligations	(101,000)	(84,000)
Borrowings on line of credit	25,750,000	20,300,000
Payments on line of credit	(12,250,000)	(16,700,000)
Borrowings on notes payable and long-term debt	—	11,650,000
Principal payments on notes payable and long-term debt	(2,048,000)	(2,650,000)
Proceeds from issuance of common stock	1,134,000	775,000

Net cash provided by financing activities	12,476,000	13,280,000

Effect of exchange rate changes on cash	520,000	532,000

Net decrease in cash and cash equivalents	(2,509,000)	(3,277,000)
Cash, beginning of period	5,541,000	5,024,000

Cash, end of period	$3,032,000	$1,747,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2005

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

Cost of Goods Sold

The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfers costs and other costs associated with the distribution of the Company’s products. The Company does not exclude any of these costs from cost of goods sold.

Shipping and Handling Expenses

Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended April 30, 2005 and 2004 were $855,000 and $618,000, respectively. For the six-month periods ended April 30, 2005 and 2004, shipping expenses were $1,385,000 and $932,000 respectively.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results.

NOTE 2 – Inventories.

Inventories consisted of the following at April 30, 2005 and October 31, 2004:

	April 30,	October 31,
	2005	2004
Raw materials	$159,000	$123,000
Finished goods	53,772,000	49,126,000

Total inventories, net	$53,931,000	$49,249,000

NOTE 3 – Goodwill and Other Intangible Assets.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At April 30, 2005 and October 31, 2004, goodwill totaled $12,660,000 and $12,640,000, respectively. During the six months ended April 30, 2005, the Company adjusted goodwill by approximately $20,000 for certain preacquisition contingencies relating to its acquisition of Gekko Brands, LLC on July 7, 2004. The following sets forth the intangible assets, excluding goodwill, by major category:

	April 30, 2005			October 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Net Book Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(189,000)	1,341,000	1,530,000	(72,000)	1,458,000
Non-competes	1,372,000	(763,000)	609,000	1,372,000	(680,000)	692,000
Customer sales backlog	190,000	(190,000)	—	190,000	(71,000)	119,000
Trademarks	1,350,000	(1,250,000)	100,000	1,299,000	(1,240,000)	59,000

Total intangible assets	$13,142,000	$(2,392,000)	$10,750,000	$13,091,000	$(2,063,000)	$11,028,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 7 years. During the six months ended April 30, 2005 and 2004, aggregate amortization expense was approximately $329,000 and $50,000, respectively.

Amortization expense related to intangible assets at April 30, 2005 in each of the next five fiscal years and beyond is expected to be as follows:

Year ending October 31,
Remainder 2005	$212,000
2006	424,000
2007	415,000
2008	397,000
2009	255,000
2010	210,000
Thereafter	137,000

Total	$2,050,000

NOTE 4 – Line of Credit Agreement.

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

Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At April 30, 2005, the bank’s reference rate was 5.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a). The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ended October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for at least 30 consecutive days in each year, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company is in compliance with or has obtained waivers for all of the loan agreement’s financial covenants as of April 30, 2005.

The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $4,743,000 at April 30, 2005 as compared to $4,108,000 outstanding at October 31, 2004. The Company had $16,000,000 outstanding against the revolving credit facility under this loan agreement at April 30, 2005, compared to $2,500,000 outstanding at October 31, 2004. The Company had $17,000,000 outstanding on the term loan under this loan agreement at April 30, 2005 compared to $19,000,000 at October 31, 2004. At April 30, 2005, $14,257,000 was available for borrowings against the revolving credit facility under this loan agreement.

NOTE 5 – Net Income Per Share Information.

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

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Numerator:
Net income
Numerator for basic and diluted income per share — income available to common stockholders	$4,811,000	$5,663,000	$4,894,000	$5,797,000

Denominator:
Denominator for basic income per share — weighted average shares	13,813,000	13,373,000	13,769,000	13,331,000
Effect of dilutive securities:
stock options	458,000	364,000	415,000	348,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	14,271,000	13,737,000	14,184,000	13,679,000

Basic net income per share	$0.35	$0.42	$0.36	$0.43
Diluted net income per share	$0.34	$0.41	$0.35	$0.42

For the quarters ended April 30, 2005 and 2004, the diluted weighted average shares outstanding computation excludes 170,000 and 324,000 shares under option grants, respectively, whose impact would have an anti-dilutive effect. For the six-month periods ended April 30, 2005 and 2004, the diluted weighted average shares outstanding computation excludes 437,000 and 320,000 shares under option grants, respectively, whose impact would have an anti-dilutive effect.

NOTE 6 – Issuance of Common Stock.

Common stock and capital in excess of par value increased by $1,134,000 in the six months ended April 30, 2005, of which $830,000 is due to the issuance of 154,936 shares of common stock on exercise of options and $304,000 is the tax benefit related to the exercise of those options.

NOTE 7 – Stock-Based Compensation.

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

Compensation expense for options issued to non-employees is based on the fair value of each option estimated at date of grant using the Black-Scholes option-pricing model. The Company made no such grants to non-employees during the first six months of either fiscal year 2005 or fiscal year 2004.

For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made during the quarters ended April 30, 2005 and 2004, respectively: risk-free interest rate of 3.75% in 2005 and 1.91% in 2004; expected volatility of 42.7% in 2005 and 44.5% to in 2004; and expected life of 3.87 in 2005 and 3.16 years in 2004. The following weighted-average assumptions were used for grants made during the six months ended April 30, 2005 and 2004, respectively: risk-free interest rate of 2.89% to 3.75% in 2005 and 1.91% to 2.63% in 2004; expected volatility of 42.7% to 43.36% in 2005 and 44.5% in 2004; and expected life of 3.55 to 3.87 years in 2005 and 3.16 years in 2004.

The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero for all periods.

The Company’s pro forma information for stock-based employee compensation is as follows:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net income, as reported	$4,811,000	$5,663,000	$4,894,000	$5,797,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(252,000)	(91,000)	(530,000)	(169,000)

Pro forma net income	$4,559,000	$5,572,000	$4,364,000	$5,628,000

Pro forma net income per share:
Basic — as reported	0.35	0.42	0.36	0.43
Basic — pro forma	0.33	0.42	0.32	0.42

Diluted — as reported	0.34	0.41	0.35	0.42
Diluted — pro forma	0.32	0.41	0.31	0.41

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

NOTE 8 — Comprehensive Income.

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net income	$4,811,000	$5,663,000	$4,894,000	$5,797,000

Net unrealized gains on cash flow hedges, net of tax	—	28,000	—	108,000
Effects of foreign currency translation	154,000	(600,000)	520,000	424,000

Total comprehensive income	$4,965,000	$5,091,000	$5,414,000	$6,329,000

NOTE 9 — Legal Proceedings.

On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (“U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (“Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint alleged that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleged that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. On November 8, 2004, the U.S. District Court entered a Final Approval of Settlement. Under the settlement, all claims will be dismissed and the litigation was concluded in exchange for a payment of $15.25 million, approximately 82% of which was paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge in the third quarter of fiscal year 2004 of $3 million related to settlement of this suit.

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

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net revenues:
Domestic	$51,868,000	$44,450,000	$83,480,000	$67,511,000
Ashworth, U.K., Ltd.	8,431,000	6,098,000	11,846,000	8,915,000
Other International	4,369,000	4,124,000	5,854,000	5,584,000

Total	$64,668,000	$54,672,000	$101,180,000	$82,010,000

Income (loss) from operations:
Domestic	$6,342,000	$7,353,000	$6,143,000	$7,362,000
Ashworth, U.K., Ltd.	1,144,000	1,025,000	1,504,000	888,000
Other International	1,294,000	1,376,000	1,676,000	1,790,000

Total	$8,780,000	$9,754,000	$9,323,000	$10,040,000

Capital expenditures:
Domestic	$2,480,000	$15,908,000	$4,867,000	$16,712,000
Ashworth, U.K., Ltd.	52,000	57,000	190,000	242,000

Total	$2,532,000	$15,965,000	$5,057,000	$16,954,000

Depreciation expense:
Domestic	$1,034,000	$684,000	$2,103,000	$1,580,000
Ashworth, U.K., Ltd.	80,000	157,000	59,000	114,000

Total	$1,114,000	$841,000	$2,162,000	$1,694,000

	April 30,	October 31,
	2005	2004
Total assets:
Domestic	$155,587,000	$137,605,000
Ashworth, U.K., Ltd.	20,620,000	18,430,000
Other International	4,659,000	3,451,000

Total	$180,866,000	$159,486,000

Long lived assets, at cost:
Domestic	$81,578,000	$76,805,000
Ashworth, U.K., Ltd.	2,064,000	1,789,000
Other International	0	0

Total	$83,642,000	$78,594,000

Goodwill:
Domestic	$12,660,000	$12,640,000

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

     Because the Company’s business is seasonal, the current balance sheet balances at April 30, 2005 may be more meaningfully compared to the amounts at April 30, 2004, rather than to the amounts at October 31, 2004.

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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $1.6 million at April 30, 2005 compared to $1.3 million at October 31, 2004 and $1.1 million at April 30, 2004.

     Allowance for Doubtful Accounts. Management must make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $52.4 million, net of allowances for doubtful accounts of $1.3 million, at April 30, 2005, as compared to the balance of $39.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2004. At April 30, 2004, the trade accounts receivable balance was $48.1 million, net of allowances for doubtful accounts of $1.1 million.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $53.9 million, net of inventory write-downs of $1.1 million, at April 30, 2005, as compared to an inventory balance of $49.2 million, net of inventory write-downs of $0.8 million, at October 31, 2004. At April 30, 2004, the inventory balance was $43.5 million, net of inventory write-downs of $0.8 million.

     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time, the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At April 30, 2005, the Company had $0.4 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract through December 1, 2007. At April 30, 2005, the Company recorded $0.4 million of the APC’s in its “Other Current Assets” line item.

Off-Balance Sheet Arrangements

At April 30, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview

     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel under the Ashworth® and Callaway Golf apparel brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, top specialty-advertising firms for the corporate market as well as in the Company’s own stores. Nearly all of the Company’s production is through “full package” purchases of ready-made goods with approximately 85% of its products manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament and corporate logos for its customers.

     The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.

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

     During the third quarter of fiscal 2004, the Company completed the acquisition (the “Acquisition”) of all of the membership interests in Gekko Brands, LLC (“Gekko”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc. and the selling members identified therein. Ashworth intends that the operations of Gekko will continue to focus on designing, producing and distributing headwear and apparel.

     The purchase price for the Acquisition was $24.0 million consisting of $23.0 million in cash and a $1.0 million promissory note. Under the purchase agreement, the selling members may be entitled to receive an additional $6.5 million if the subsidiary achieves specific EBIT and other operating targets through Ashworth’s fiscal year 2008. For the period from July 7, 2004 through October 31, 2004, the subsidiary achieved the specified EBIT and other operating targets and the selling members were paid an additional $540,000.

     In connection with the Acquisition, Ashworth entered into a new secured 5-year bank facility comprised of a $20.0 million term loan and a $35.0 million line of credit replacing its prior $55.0 million facility. To finance the cash purchase price of the Acquisition, Ashworth utilized the term loan together with part of the new line of credit.

     Also during the third quarter of fiscal 2004, the Company recorded a pre-tax charge of $3.0 million related to a tentative settlement to conclude the securities class action lawsuit brought in 1999 against the Company and certain current and former directors and officers in the United States District

Court for the Southern District of California. The litigation was brought on behalf of a class of investors who purchased the Company’s stock in the open market between September 4, 1997 and July 15, 1998. Under the settlement, all claims will be dismissed and the litigation will be terminated in exchange for a payment of $15.3 million, approximately 82% of which will be paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies.

Results of Operations

Second quarter 2005 compared to second quarter 2004

     Consolidated net revenues for the second quarter of fiscal 2005 increased 18.3% to $64.7 million from $54.7 million for the same period of the prior fiscal year, primarily due the addition of Gekko’s net revenues as well as higher net revenues from the Company’s retail and corporate distribution channels and international segments. These increases were partially offset by declines in net revenues from the Company’s golf-related distribution channel.

     Net revenues for the domestic segment increased 16.6% to $51.9 million for the second quarter of fiscal 2005 from $44.5 million for the same period of the prior fiscal year, primarily due to the acquisition of Gekko. Net revenues from the Company’s retail distribution channel increased 14.8% or $0.7 million for the second quarter of fiscal 2005, primarily driven by an approximately 26% year over year increase in sales of men’s apparel into the channel. Net revenues from the green grass and off-course specialty distribution channel decreased 5.5% or $1.8 million for the second quarter of fiscal 2005 due to generally slow golf conditions due to poor weather and the resulting decline in the number of rounds played. Net revenues from the Company’s corporate distribution channel increased by 6.4% or $364,000 for the second quarter of fiscal 2005. The increase in net revenues in the corporate distribution channel was primarily due to the success of certain sales promotions. Net revenues from the Company-owned stores increased 10.6% or $148,000 primarily due to revenue contributions from the opening of three new stores, partially offset by a loss of revenues from the closing of one existing outlet store.

     Net revenues for the Ashworth U.K., Ltd segment increased 37.7% to $8.4 million for the second quarter of fiscal 2005 from $6.1 million for the same period of the prior fiscal year. The increase is primarily due to strong demand in the United Kingdom and Ireland as well as fluctuations in currency exchange rates.

     Net revenues for the other international segment increased 6.1% to $4.4 million for the second quarter of fiscal 2005 from $4.1 million for the same period of the prior fiscal year. The increase was due to an increase in international licensing fee revenues and favorable currency fluctuations at the Company’s Canadian divisions.

     Consolidated gross margin for the second quarter of fiscal 2005 increased 80 basis points to 43.4% as compared to 42.6% for the same period of the prior fiscal year. This improvement was primarily due to the addition of The Game and Kudzu brands, partially offset by increased costs related to the start up of the new embroidery distribution center.

     Consolidated selling, general and administrative (“SG&A”) expenses increased 41.9% to $19.3 million for the second quarter of fiscal 2005 from $13.6 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 29.8% for the second quarter of fiscal 2005 as compared to 24.9% for the same period of the prior year. A portion of the increase is attributable to a $1.6 million gain on the sale of land and building included as an offset against SG&A expenses for the fiscal quarter ended April 30, 2004. The remainder of the increase results from the addition of Gekko, increased selling costs at the Company’s Ashworth U.K., Ltd segment, incremental costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts and increased rent expense resulting from the opening of new outlet stores.

     Total net other expense was $762,000 for the second quarter of fiscal 2005 compared to net other expense of $314,000 for the same period of the prior fiscal year due primarily to increased interest expense resulting from the increase in debt financing.

     The effective income tax rate for the second quarter of fiscal 2005 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.

Six months ended April 30, 2005 compared to six months ended April 30, 2004

     Consolidated net revenues for the first half of fiscal 2005 increased 23.4% to $101.2 million from $82.0 million for the same period of the prior fiscal year primarily due to higher revenues from the retail distribution channel as well as the international segment, partially offset by a decrease in net revenues from the Company’s golf-related distribution channel.

     Net revenues for the domestic segment increased 23.6% to $83.5 million in the first half of fiscal 2005 from $67.5 million for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel increased 9.1% or $785,000 in the first half of fiscal 2005 as compared to the same period the prior fiscal year, primarily due to an approximately 26% year over year increase in sales of men’s apparel into the channel. Net revenues from the green grass and off-course specialty distribution channel decreased 4.2% or $1,931,000 in the first half of fiscal 2005 as compared to the first half of the prior fiscal year. This decrease was primarily because of generally slow golf industry conditions due to poor weather and the resulting decline in the number of rounds played. Net revenues from the Company’s corporate distribution channel decreased 0.4% or $40,000 in the first half of fiscal 2005 as compared to the same period of the prior fiscal year. The decrease in the corporate distribution channel was primarily due to a delay in the launch of our 2005 Authentics™ product line in the first quarter of fiscal 2005. Net revenues from the Company-owned stores increased 22.4% or $589,000 in the first half of fiscal 2005 as compared to the same period of the prior fiscal year primarily due to revenue contributions from the opening of three new stores, partially offset by a loss of revenues from the closing of one existing outlet store.

     Net revenues for the Ashworth U.K., Ltd segment increased 32.6% to $11.8 million in the first half of fiscal 2005 from $8.9 million for the same period of the prior fiscal year. The increase is due to strong demand in the United Kingdom and Ireland as well as fluctuations in currency exchange rates.

     Net revenues for the other international segment increased 4.9% to $5.9 million for the first half of fiscal 2005 from $5.6 million for the same period of the prior fiscal year. The increase was due to an increase in international licensing fee revenues and favorable currency fluctuations at the Company’s Canadian divisions.

     Consolidated gross margin for the first half of fiscal 2005 increased 70 basis points to 42.2% as compared to 41.5% for the same period of the prior fiscal year. This improvement was primarily due to the addition of The Game and Kudzu brands partially offset by increased costs related to the new embroidery distribution center.

     Consolidated SG&A expenses increased 39.8% to $33.4 million for the first half of fiscal 2005 from $23.9 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 33.0% of net revenues for the first half of fiscal 2005, as compared to 29.2% for the same period of the prior fiscal year. A portion of the increase is attributable to a $1.6 million gain on the sale of land and building included as an offset against SG&A expenses for the quarter ended April 30, 2004. The remainder of the increase results from the addition of Gekko, increased selling costs at the Company’s Ashworth U.K., Ltd segment, incremental costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts and increased rent expense resulting from the opening of new outlet stores.

     Total net other expense was $1.2 million in the first half of fiscal 2005 compared to net other expense of $0.4 million for the same period of the prior fiscal year, due primarily to higher interest expense resulting from the increase in debt financing.

     The effective income tax rate in the first half of fiscal 2005 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.

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

     Under this loan agreement, interest on the $20.0 million term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At April 30, 2005, the bank’s reference rate was 5.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.

     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for at least 30 consecutive days in each year, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. The Company is in compliance with or has obtained waivers for all of the loan agreement’s financial covenants as of April 30, 2005.

     The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $4.7 million at April 30, 2005 as compared to $3.9 million outstanding at April 30, 2004 under the prior loan agreement. The increase in outstanding letters of credit is primarily due to increased inventory purchases. The Company had $16.0 million outstanding against the revolving credit facility under this loan agreement at April 30, 2005, compared to $7.0 million outstanding at April 30, 2004 under the prior agreement and $2.5 million outstanding at October 31, 2004. The increase in borrowings against the revolving credit facility is primarily due to borrowings to finance the Gekko acquisition, repayments on the term loan and higher operating cash flow requirements to support continued revenue growth. The Company had $17.0 million outstanding on the term loan under this loan agreement at April 30, 2005 compared to $19.0 million at October 31, 2004. At April 30, 2005, $14.3 million was available for borrowings against the revolving credit facility under this loan agreement.

     During the first half of fiscal 2005, cash used in operations was $10.3 million as compared to $5.4 million used in operations during the same period of the prior fiscal year. The increase in cash used in operations was primarily due to higher working capital requirements as the result of inventory purchases and the acquisition of Gekko Brands, LLC.

     Net trade receivables were $52.4 million at April 30, 2005, an increase of $13.2 million from the balance at October 31, 2004. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $48.1 million at April 30, 2004, rather than the year-end balance. The comparison of the second quarter fiscal 2005 balance to the second quarter fiscal 2004 balance shows an increase of approximately $4.3 million. This increase is primarily due to the addition of the Gekko Brands, LLC net trade receivables of $3.7 million.

     Net inventories increased 9.5% to $53.9 million at April 30, 2005 from $49.2 million at October 31, 2004, primarily due to the seasonal nature of the Company’s golf distribution channel and the Company’s inventory requirements to meet market demand in the spring/summer selling season. Compared to net inventories of $43.5 million at April 30, 2004, net inventories at April 30, 2005 have increased by 23.9%. The increase is partly due to the addition of Gekko, and partly due to the planned earlier receipt of basics inventory to mitigate the expected logistics bottleneck resulting from the lifting of some quotas on Chinese goods by the United States. The Company believes that its current inventory mix is appropriate to respond to market demand.

     Current liabilities increased 58.4% to $46.1 million at April 30, 2005 from $29.1 million at October 31, 2004. Compared to current liabilities of $23.7 million at April 30, 2004, current liabilities increased 97.5%, primarily due to the $3.1 million in additional current liabilities from the acquisition of Gekko Brands, LLC, the $4.0 million in additional current portion of long-term debt related to the term loan used to finance part of the acquisition, increased accounts payable to fund additional inventory purchases of $5.4 million, an increase in borrowings against the line of credit of $9.0 million.

     On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and will be used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $14 million and entered into a secured loan agreement with a bank to finance $11.7 million of the purchase price. The loan is at a fixed interest rate of 5.0% and will be amortized over 30 years, but is due and payable on May 1, 2014. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC LLC is a wholly owned limited liability company organized under the laws of the State of Delaware and its results and assets are reported in the condensed consolidated statements included in this report.

     During the first half of fiscal 2005, the Company incurred capital expenditures of $5.1 million primarily for computer systems and equipment, leasehold improvements related to new outlet stores and distribution center equipment in connection with the placing in service of the new embroidery distribution center. The Company anticipates capital spending of between $1.0 million and $1.5 million during the remainder of fiscal 2005, primarily on outlet stores openings and information systems improvements. Management currently intends to finance the purchase of the additional capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate.

     The Company capitalized interest of $0 and $61,000 during the six months ended April 30, 2005 and 2004, respectively, related to self-constructed construction in progress for the new distribution center.

     On February 24, 2004, the Company sold certain property located in Carlsbad, California, used in its distribution operation for $5.7 million and recorded a gain on disposal of fixed assets of $1.6 million. The land, buildings and other assets were reported in the Company’s domestic segment and were sold as a unit on an “as is” basis. As a result of the sale, the Company paid the $2.6 million balance due on the mortgage relating to the subject property. The Company entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on February 24, 2004 and terminated on December 31, 2004, with an option to renew the term of the lease for a period of 60 days. The Company did not exercise its option to renew the lease past the expiration date of December 31, 2004. Under the terms of the lease agreement, the Company paid monthly rent of approximately $47,000 plus taxes, insurance and utilities.

     On August 30, 2004, the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, we are leasing equipment for our distribution center in Oceanside, California. The aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company has the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes), (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease.

     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.

     Common stock and capital in excess of par value increased by $1,134,000 in the six months ended April 30, 2005, of which $830,000 is due to the issuance of 154,936 shares of common stock on exercise of options and $304,000 is the tax benefit related to the exercise of those options.

     Based on current levels of operations, the Company expects that sufficient cash flow will be generated from operations so that, combined with other available financing alternatives, including cash on hand, borrowings under its bank credit facility and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for at least the next 12 months.

Derivatives

     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. During the quarter ended April 30, 2005, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

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

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123 (R)), Share-Based Payment. SFAS No. 123 (R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The cost of employee services received shall be measured at its then current fair value and then remeasured at fair value at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” Release No. 33-8568 amends the date for compliance with SFAS No. 123 (revised 2004) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123 (revised 2004) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under Statement 123 shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Company anticipates adopting SFAS No. 123 (R) beginning in the quarter ending January 31, 2006 using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Although the Company’s adoption of SFAS No. 123 (revised 2004) could have a material impact on the Company’s financial position and results of operations, management is still evaluating the potential impact from adopting this statement.

     In March 2005, the SEC issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123 (revised 2004), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements. Management is still evaluating the impact from adopting SFAS No. 123 (revised 2004) together with the guidance provided by SAB 107.

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

ú	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions cause a reduction in rounds played.

ú	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

ú	The Company’s results of operations would be adversely affected if the new Oceanside distribution center does not operate as anticipated or functionality problems are encountered. Any such operational problems may cause the Company to incur additional expense, experience delays in customer shipments, or require the Company to lease additional distribution space. In addition, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

ú	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

ú	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

ú	In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including: consolidating their operations; undergoing restructurings, undergoing reorganizations; or, realigning their affiliations. While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future.

ú	In July 2004, the Company acquired Gekko, a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands. The Company must successfully integrate the acquisition to realize the expected growth in new, quality channels of distribution for the Ashworth® and Callaway Golf apparel brands as well as further growth from The Game and Kudzu brands’ sales into the Company’s current distribution channels. The Company’s results of operations would be adversely affected if it fails to successfully integrate the new operations as anticipated or the expected synergies are not realized.

ú	The outbreak of Severe Acute Respiratory Syndrome (“SARS”) affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak of SARS, the Avian Flu, or other life threatening communicable diseases, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

ú	The Company’s foreign suppliers’ ability to deliver products may be adversely affected by future changes in tariffs, quotas and other trade barriers imposed by the foreign countries, as well as by the United States. Additionally, such changes could result in increased volumes of products being delivered through domestic ports resulting in shipping, port and other transportation related delays. As a direct result of such delays, if any, the Company could lose sales. In particular, the suppliers for Gekko are concentrated in China.

ú	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer.

ú	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales and have lower gross profit margins.

ú	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

ú	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.

ú	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with any assurances the outcomes and ultimate financial impact of any such matters. There can be no guarantees that actions that have been or may be brought against the

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s debt consists of a term loan, mortgage note, notes payable, capital lease and line of credit obligations which had a total balance of $45.5 million at April 30, 2005. The Company’s debt, excluding revolving line of credit obligations, bears interest at fixed rates ranging from 3.5% to 5.4%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company had $16 million outstanding at April 30, 2005 on its revolving line of credit with interest charged at the bank’s reference rate (prime). The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $0.5 million. A hypothetical 10% increase in interest rates during the six months ended April 30, 2005 would have resulted in a $23,000 decrease in net income.

     For details regarding the Company’s variable and fixed rate debt, see Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.

Foreign Currency Exchange Rate Risk

     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company sells the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. During the three and six month periods ended April 30, 2005, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.

Changes in Internal Control over Financial Reporting

     There was no significant change in the Company’s internal controls over financial reporting during the Company’s second quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) on March 23, 2005 Mr. H. Michael Hecht and Mr. James G. O’Connor were elected as Class III directors to serve on the Company’s board of directors for a three year term until the Annual Meeting in 2008. The following directors continued in office after the meeting but were not subject to reelection at the meeting: Mr. Stephen G. Carpenter, Mr. John M. Hanson, Jr., Mr. James B. Hayes, Mr. Randall L. Herrel, Sr., Ms. Judith K. Hofer and Mr. Phillip D. Matthews.

     The stockholder votes on the elections were as follows:

H. Michael Hecht
Number of votes FOR	12,410,243
Number of votes WITHHELD	60,919
Number of broker non-votes	0

James B. Hayes
Number of votes FOR	12,405,589
Number of votes WITHHELD	65,573
Number of broker non-votes	0

Item 5. OTHER INFORMATION

     Effective January 1, 2005, the Compensation Committee of the Board of Directors approved an adjustment in base salary from $387,000 per year to $425,000 per year for Randall L. Herrel, Sr., Chairman, CEO and President.

     Seidensticker (Overseas) Limited, a supplier of inventoried products to us, owns approximately 5.5% of our outstanding common stock. We purchased approximately $1.2 million of products from Seidensticker during the quarter ended April 30, 2005, and $2.4 million during the six months ended April 30, 2005. During fiscal 2004, we purchased approximately $4.0 million of products from Seidensticker. We believe that the terms upon which we purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties.

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

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(f)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(h)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated

July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(l)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(m)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(n)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(p)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(q)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(t)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(u)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(1) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(2) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(3) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(4) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc. (filed as Exhibit 10(w)(5) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc. (filed as Exhibit 10(x)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC. (filed as Exhibit 10(x)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended

April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(z)*	Employment Agreement, effective November 1, 2004, by and between Ashworth, Inc. and Per Gasseholm (filed as Exhibit 10.1 to the Company’s Form 8-K on October 12, 2004 (File No. 001-14547) and incorporated herein by reference).

10(aa)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10.1	Annual Base Salary for the Company’s Chief Executive Officer effective as of January 1, 2005.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003 (filed as Exhibit 14 to the Company’s Form 10-K for the year ended October 31, 2003 (file No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: June 9, 2005	By: /s/ Terence W. Tsang

Terence W. Tsang
Executive Vice President, Chief Financial Officer and
Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Annual Base Salary for the Company’s Chief Executive Officer effective as of January 1, 2005.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Terence W. Tsang.