Form 10-Q
period 2005-07-31
ASHWORTH INC
filed 2005-09-09
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at July 31, 2005

$.001 par value Common Stock	13,985,239

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2005	October 31, 2004
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$2,094,000	$5,541,000
Accounts receivable – trade, net	38,796,000	39,264,000
Accounts receivable – other	1,229,000	1,055,000
Inventories, net	54,179,000	49,249,000
Income tax receivable	3,617,000	—
Other current assets	6,042,000	4,014,000
Deferred income tax asset	1,697,000	1,697,000

Total current assets	107,654,000	100,820,000

Property, plant and equipment, at cost	59,345,000	52,396,000
Less accumulated depreciation and amortization	(21,066,000)	(17,865,000)

Total property, plant and equipment, net	38,279,000	34,531,000
Goodwill	12,660,000	12,640,000
Intangible assets, net	10,668,000	11,028,000
Other assets	262,000	467,000

Total assets	$169,523,000	$159,486,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$13,300,000	$2,500,000
Current portion of long-term debt	4,461,000	4,502,000
Accounts payable	15,159,000	13,959,000
Income tax payable	—	1,157,000
Accrued liabilities:
Salaries and commissions	2,987,000	2,809,000
Other	3,959,000	4,135,000

Total current liabilities	39,866,000	29,062,000

Long-term debt, net of current portion	23,777,000	27,186,000
Deferred income tax liability	1,667,000	1,667,000
Other long-term liabilities	256,000	355,000
Stockholders’ equity:
Common stock	14,000	14,000
Capital in excess of par value	44,240,000	42,171,000
Retained earnings	57,620,000	56,109,000
Accumulated other comprehensive income	2,083,000	2,922,000

Total stockholders’ equity	103,957,000	101,216,000

Total liabilities and stockholders’ equity	$169,523,000	$159,486,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net revenues	$48,304,000	$42,825,000	$149,484,000	$124,835,000
Cost of goods sold	33,299,000	24,798,000	91,761,000	72,808,000

Gross profit	15,005,000	18,027,000	57,723,000	52,027,000

Selling, general and administrative expenses	19,865,000	13,560,000	53,259,000	37,463,000

Income (loss) from operations	(4,860,000)	4,467,000	4,464,000	14,564,000

Other income (expense):
Interest income	15,000	14,000	49,000	46,000
Interest expense	(624,000)	(452,000)	(1,733,000)	(848,000)
Net foreign currency exchange gain (loss)	(129,000)	(79,000)	(155,000)	20,000
Other expense, net	(40,000)	(3,104,000)	(107,000)	(3,273,000)

Total other expense	(778,000)	(3,621,000)	(1,946,000)	(4,055,000)

Income (loss) before provision for income taxes	(5,638,000)	846,000	2,518,000	10,509,000
Provision for income taxes	(2,255,000)	338,000	1,007,000	4,204,000

Net income (loss)	$(3,383,000)	$508,000	$1,511,000	$6,305,000

Net income (loss) per share:
Basic	$(0.24)	$0.04	$0.11	$0.47
Diluted	$(0.24)	$0.04	$0.11	$0.46

Weighted-average shares outstanding:
Basic	13,929,000	13,444,000	13,823,000	13,366,000
Diluted	13,929,000	13,757,000	14,198,000	13,703,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,
	2005	2004
Cash flows from operating activities:
Net Cash (used in) provided by operating activities	$(5,341,000)	$8,588,000
Cash flows from investing activities:
Proceeds from sale of fixed assets	5,000	5,277,000
Purchases of property, plant and equipment	(6,677,000)	(19,263,000)
Purchase of intangible assets	(96,000)	—
Acquisition of business	—	(23,678,000)

Net cash used in investing activities	(6,768,000)	(37,664,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(70,000)	(127,000)
Borrowings on line of credit	31,250,000	27,539,000
Payments on line of credit	(20,450,000)	(31,350,000)
Proceeds from long-term debt	—	31,666,000
Principal payments on notes payable and long-term debt	(3,380,000)	(2,677,000)
Proceeds from exercise of stock options	2,069,000	1,081,000

Net cash provided by financing activities	9,419,000	26,132,000

Effect of exchange rate changes on cash	(757,000)	1,060,000

Net decrease in cash and cash equivalents	(3,447,000)	(1,884,000)
Cash and cash equivalents, beginning of period	5,541,000	5,024,000

Cash and cash equivalents, end of period	$2,094,000	$3,140,000

Supplemental disclosures of noncash transactions:
Note payable issued for acquisition of business	$—	$1,000,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2005
NOTE 1 – Basis of Presentation
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
Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto, included in the annual report on Form 10-K for the year ended October 31, 2004, filed with the SEC on January 28, 2005.
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended July 31, 2005 and 2004 were $948,000 and $572,000, respectively. For the nine-month periods ended July 31, 2005 and 2004, shipping expenses were $2,333,000 and $1,504,000, respectively.
Reclassifications
Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results.

NOTE 2 – Inventories
       Inventories consisted of the following at July 31, 2005 and October 31, 2004:

	July 31,	October 31,
	2005	2004
Raw Materials	$103,000	$123,000
Finished Goods	54,076,000	49,126,000

Total Inventories, net	$54,179,000	$49,249,000

NOTE 3 – Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At July 31, 2005 and October 31, 2004, goodwill totaled $12,660,000 and $12,640,000, respectively. During the nine months ended July 31, 2005, the Company adjusted goodwill by approximately $20,000 for certain pre-acquisition contingencies relating to its acquisition of Gekko Brands, LLC on July 7, 2004. The following sets forth the intangible assets, excluding goodwill, by major category:

	July 31, 2005			October 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(248,000)	1,282,000	1,530,000	(72,000)	1,458,000
Non-competes	1,372,000	(805,000)	567,000	1,372,000	(680,000)	692,000
Customer sales backlog	190,000	(190,000)	—	190,000	(71,000)	119,000
Trademarks	1,375,000	(1,256,000)	119,000	1,299,000	(1,240,000)	59,000

Total intangible assets	$13,167,000	$(2,499,000)	$10,668,000	$13,091,000	$(2,063,000)	$11,028,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 7 years. During the nine months ended July 31, 2005 and 2004, aggregate amortization expense was approximately $436,000 and $91,000, respectively.

Amortization expense related to intangible assets at July 31, 2005 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2005	$104,000
2006	429,000
2007	420,000
2008	402,000
2009	260,000
2010	214,000
Thereafter	139,000

Total	$1,968,000

NOTE 4 – Line of Credit Agreement.
The Company has a loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The new loan agreement is comprised of a $20,000,000 term loan and a $35,000,000 revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s real estate.
Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At July 31, 2005, the bank’s reference rate was 6.25%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000.
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

At July 31, 2005, the Company was not in compliance with the following financial covenants contained in the loan agreement: minimum tangible net worth, minimum EBITDA, minimum ratio of cash and accounts receivable to current liabilities, minimum fixed charge coverage ratio and maximum capital expenditures. The Company has obtained a waiver of those financial covenants from its lenders for the quarter ended July 31, 2005, pending an amendment to the loan agreement. Any such amendment may include additional fees and costs or a change to the interest rate structure, or both. Such additional fees and costs or changes to the interest rate structure, could have an affect on the cost of current and future borrowings.
The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $2,914,000 at July 31, 2005 as compared to $4,108,000 outstanding at October 31, 2004. The Company had $13,300,000 outstanding against the revolving credit facility under this loan agreement at July 31, 2005, compared to $2,500,000 outstanding at October 31, 2004. The Company had $16,000,000 outstanding on the term loan under this loan agreement at July 31, 2005 compared to $19,000,000 at October 31, 2004. At July 31, 2005, $18,786,000 was available for borrowings against the revolving credit facility under this loan agreement.
NOTE 5 – Net Income (Loss) Per Share Information.
Basic net income (loss) per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been computed based on the weighted average number of common shares outstanding plus the dilutive effects of common shares potentially issuable from the exercise of common stock options. Common stock options are excluded from the computation of net income per share if their effect is anti-dilutive. The following table sets forth the computation of basic and diluted net income per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Numerator:
Net income (loss)
Numerator for basic and diluted income (loss) per share — income available to common stockholders	$(3,383,000)	$508,000	$1,511,000	$6,305,000

Denominator:
Denominator for basic income (loss) per share — weighted average shares	13,929,000	13,444,000	13,823,000	13,366,000
Effect of dilutive securities:
stock options	—	313,000	375,000	337,000

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	13,929,000	13,757,000	14,198,000	13,703,000

Basic net income (loss) per share	$(0.24)	$0.04	$0.11	$0.47
Diluted net income (loss) per share	$(0.24)	$0.04	$0.11	$0.46
For the quarter ending July 31, 2005, the effect of stock options was anti-dilutive because of the Company’s loss position. For the quarter ended July 31, 2004, the diluted weighted average shares outstanding computation excludes 327,000 options whose impact using the treasury stock method would have an anti-dilutive effect. For the nine-month periods ended July 31, 2005 and 2004, the diluted weighted average shares outstanding computation excludes 457,000 and 318,000 options, respectively, whose impact using the treasury stock method would have an anti-dilutive effect.

NOTE 6 – Issuance of Common Stock.
Common stock and capital in excess of par value increased by $2,069,000 in the nine months ended July 31, 2005, of which $1,599,000 is due to the issuance of 279,570 shares of common stock on exercise of options and $470,000 is due to the tax benefit related to the exercise of those options.
NOTE 7 – Stock-Based Compensation.
The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options. Under APB No. 25, because the exercise price of the Company’s employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The interim information regarding pro forma net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.
Compensation expense for options issued to non-employees or non-directors is based on the fair value of each option estimated at date of grant using the Black-Scholes option-pricing model. The Company made no such grants to non-employees or non-directors during the first nine months of either fiscal year 2005 or fiscal year 2004.
For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made during the three months ended July 31, 2005 and 2004, respectively: risk-free interest rate of 3.62% to 3.82% in 2005 and 3.14% in 2004; expected volatility of 42.8% in 2005 and 44.5% in 2004; and expected life of 3.8 years in 2005 and 3.16 years in 2004. The following weighted-average assumptions were used for grants made during the nine months ended July 31, 2005 and 2004, respectively: risk-free interest rate of 2.89% to 3.82% in 2005 and 1.91% to 3.14% in 2004; expected volatility of 42.7% to 43.36% in 2005 and 44.5% in 2004; and expected life of 3.5 to 4 years in 2005 and 3.16 years in 2004.
The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero for all periods.

The Company’s pro forma information for stock-based employee and director compensation is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(3,383,000)	$508,000	$1,511,000	$6,305,000
Deduct: Stock-based employee and director compensation expense determined under fair value based method for all awards, net of tax effect	(244,000)	(179,000)	(774,000)	(548,000)

Pro forma net income (loss)	$(3,627,000)	$329,000	$737,000	$5,757,000

Pro forma net income (loss) per share:
Basic — as reported	(0.24)	0.04	0.11	0.47
Basic — pro forma	(0.26)	0.02	0.05	0.43

Diluted — as reported	(0.24)	0.04	0.11	0.46
Diluted — pro forma	(0.26)	0.02	0.05	0.42
Diluted per share pro forma information for stock-based employee and director compensation for the quarter ended July 31, 2005 is calculated using basic weighted average shares because the effect of stock options would be anti-dilutive due to the Company’s loss position. The Company did not reflect any stock-based employee and director compensation expense in the consolidated financial statements for the periods presented in the above table.
NOTE 8 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income (loss)	$(3,383,000)	$508,000	$1,511,000	$6,305,000

Net unrealized gains on cash flow hedges, net of tax effect	—	—	—	108,000
Effects of foreign currency translation	(1,359,000)	544,000	(839,000)	968,000

Total comprehensive income (loss)	$(4,742,000)	$1,052,000	$672,000	$7,381,000

NOTE 9 – Legal Proceedings.
On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (the “U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (the “Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint alleged that, among other matters, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleged that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. On November 8, 2004, the U.S. District Court entered a Final Approval of Settlement. Under the settlement, all claims were dismissed and the litigation was concluded in exchange for a payment of $15.25 million, approximately 82% of which was paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge in the third quarter of fiscal year 2004 of $3 million related to settlement of this suit.
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

NOTE 10 – Segment Information
The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s chief operating decision maker. The Company has the following three reportable segments: Domestic, Ashworth, U.K., Ltd. and Other International. The chief operating decision maker evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual and infrequent items and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. Segment information is summarized (for the periods or dates presented) below:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net revenues:
Domestic	$40,011,000	$35,795,000	$123,491,000	$103,305,000
Ashworth, U.K., Ltd.	5,422,000	4,723,000	17,268,000	13,638,000
Other International	2,871,000	2,307,000	8,725,000	7,892,000

Total	$48,304,000	$42,825,000	$149,484,000	$124,835,000

Income (loss) from operations:
Domestic	$(6,085,000)	$3,429,000	$59,000	$10,848,000
Ashworth, U.K., Ltd.	314,000	380,000	1,815,000	1,115,000
Other International	911,000	658,000	2,590,000	2,601,000

Total	$(4,860,000)	$4,467,000	$4,464,000	$14,564,000

Capital expenditures:
Domestic	$1,647,000	$2,251,000	$6,524,000	$18,963,000
Ashworth, U.K., Ltd.	5,000	58,000	153,000	300,000

Total	$1,652,000	$2,309,000	$6,677,000	$19,263,000

Depreciation expense:
Domestic	$1,112,000	$695,000	$3,117,000	$2,275,000
Ashworth, U.K., Ltd.	80,000	60,000	237,000	174,000

Total	$1,192,000	$755,000	$3,354,000	$2,449,000

	July 31,	October 31,
	2005	2004
Total assets:
Domestic	$146,303,000	$137,605,000
Ashworth, U.K., Ltd.	18,211,000	18,430,000
Other International	4,739,000	3,451,000

Total	$169,253,000	$159,486,000

Long lived assets, at cost:
Domestic	$83,476,000	$76,805,000
Ashworth, U.K., Ltd.	1,959,000	1,789,000
Other International	0	0

Total	$85,435,000	$78,594,000

Goodwill:
Domestic	$12,660,000.00	$12,640,000.00

NOTE 11 – Contingencies
During the quarter ended July 31, 2005, the Company recalled certain knit shirt styles of its Callaway Golf apparel X series collection. The recalled styles contained magnets in the placket of the garment that could cause a pacemaker or heart defibrillator to malfunction, potentially causing serious injury or death to the wearer. To date, the Company has recovered approximately 80% of the recalled product from its customers and end consumers. Additionally, the Company has not received any claims to date and is unable to estimate the potential dollar amount of future claims, if any, at this time.

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
     Because the Company’s business is seasonal, the current balance sheet balances at July 31, 2005 may be more meaningfully compared to the balances at July 31, 2004, rather than to the balances at October 31, 2004.
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
     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $3.2 million at July 31, 2005 compared to $1.3 million at October 31, 2004 and $1.1 million at July 31, 2004.
     Allowance for Doubtful Accounts. Management must make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $38.8 million, net of allowances for doubtful accounts of $1.2 million, at July 31, 2005, as compared to the balance of $39.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2004. At July 31, 2004, the trade accounts receivable balance was $42.2 million, net of allowances for doubtful accounts of $1.6 million.
     Inventory. The Company provides for inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company’s inventory balance was $54.2 million, net of inventory reserves of $5.5 million, at July 31, 2005, as compared to an inventory balance of $49.2 million, net of inventory reserves of $0.8 million, at October 31, 2004. At July 31, 2004, the inventory balance was $46.4 million, net of inventory reserves of $0.8 million.
     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time, the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At July 31, 2005, the Company had $307,000 of the APCs remaining in its “Other Current Assets” line item and management expects to fully utilize them over the remaining life of the contract through December 1, 2007.
Off-Balance Sheet Arrangements
At July 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel under the Ashworth® and Callaway Golf apparel brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, top specialty-advertising firms for the corporate market as well as in the Company’s own stores. Nearly all of the Company’s production is through “full package” purchases of ready-made goods with approximately 86% of its products manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament and corporate logos for its customers.
     The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.
     During the second quarter of fiscal 2004, the Company completed two transactions relating to its distribution facilities. In February 2004, the Company completed the sale and lease-back of its old distribution center located in Carlsbad, California. The Company sold the Carlsbad distribution center for $5.7 million and realized a gain on sale of fixed assets of $1.6 million. In April 2004, the Company completed the purchase of the new distribution facility in Oceanside, California for approximately $14.0 million. For tax purposes, the Company applied the tax gain on sale of the old facility to reduce the cost basis of the new facility utilizing a tax-deferred exchange under Internal Revenue Code section 1031.
     During the third quarter of fiscal 2004, the Company completed the acquisition (the “Acquisition”) of all of the membership interests in Gekko Brands, LLC (“Gekko”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to that certain Membership Interests Purchase Agreement (the “Agreement”) entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc. and the selling members identified therein. Ashworth intends that the operations of Gekko will continue to focus on designing, producing and distributing headwear and apparel.
     The purchase price for the Acquisition was $24.0 million consisting of $23.0 million in cash and a $1.0 million promissory note. Under the Agreement, up to an additional $6.5 million may be paid to the remaining members of Gekko’s management if the subsidiary achieves specific EBIT and other operating targets through Ashworth’s fiscal year 2008. The subsidiary achieved the specific EBIT and other operating targets for the four months ended October 31, 2004 entitling the selling members to an additional payment of $540,000.
     In connection with the Acquisition, Ashworth entered into a new secured 5-year bank facility comprised of a $20.0 million term loan and a $35.0 million line of credit replacing its prior $55.0 million facility. To finance the cash purchase price of the Acquisition, Ashworth utilized the term loan together with part of the new line of credit.
     Also during the third quarter of fiscal 2004, the Company recorded a pre-tax charge of $3.0 million related to a tentative settlement to conclude the securities class action lawsuit brought in 1999 against the Company and certain current and former directors and officers in the United States District Court for the Southern District of California. The litigation was brought on behalf of a class of investors who purchased the Company’s stock in the open market between September 4, 1997 and July 15, 1998. Under the settlement, all claims were dismissed and the litigation was terminated in exchange for a payment of $15.3 million, approximately 82% of which was paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies.
Results of Operations
Third quarter 2005 compared to third quarter 2004
     Consolidated net revenues for the third quarter of fiscal 2005 increased 12.9% to $48.3 million from $42.8 million for the same period of the prior fiscal year primarily due to the addition of Gekko’s net revenues for three months in the current quarter compared to less than one month in the same quarter of the prior year, higher net revenues from the Company’s international segments and higher net revenues from the Company-owned stores, all partially offset by lower net revenues from the Company’s domestic green grass and retail distribution channels.
     Net revenues for the domestic segment increased 11.7% to $40.0 million for the third quarter of fiscal 2005 from $35.8 for the same period of the prior fiscal year, primarily due to the acquisition of Gekko, which contributed $9.1 million in net revenues for the third quarter of 2005 compared to $3.5 million in net revenues for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel decreased 80.4% or $2.5 million for the third quarter of fiscal 2005, primarily resulting from higher markdown allowances due to lower than anticipated full priced sell-through of the Company’s 2005 Spring/Summer apparel lines and the resulting increase in requests from major customers for margin assistance to help clear their inventories of those lines in a highly promotional department store environment. Net revenues from the green grass and off-course specialty distribution channel decreased 1.9% or $0.4 million for the third quarter of fiscal 2005 due to generally slow golf industry conditions. Net revenues from the Company’s corporate distribution channel increased 12% or $0.8 million for the third quarter of fiscal 2005. The increase in net revenues in the corporate distribution channel was driven by timely promotions that highlighted the best selling styles for all the Company’s brands. Net revenues from the Company-owned stores increased 56% or $0.8 million for the third quarter of fiscal 2005 primarily due to the net addition of six new stores.
     Net revenues for the Ashworth, U.K., Ltd. segment increased 14.9% to $5.4 million for the third quarter of fiscal 2005 from $4.7 million for the same period of the prior fiscal year. The increase was primarily driven by revenue growth in the Ashworth brand, partially offset by revenue declines in the Callaway Golf apparel brand. The European resort business contributed the majority of revenue gains.
     Net revenues for the other international segment increased 24.4% or $0.6 million for the third quarter of fiscal 2005. The increase was primarily driven by higher royalties from the Company’s international licensees.
     Consolidated gross margin for the third quarter of fiscal 2005 decreased 1100 basis points to 31.1% as compared to 42.1% for the same period of the prior fiscal year. This decrease was primarily due to higher markdown allowances in the Company’s retail distribution channel, additional reserves taken on the excess inventory and higher than anticipated operating expenses and inefficiencies at the Company’s U.S. Embroidery and Distribution Center (the “EDC”).
     During the third quarter of fiscal 2005, the Company added significantly more to its provision for markdowns than in prior quarters. Two primary reasons accounted for this increase. First, the actual markdown allowances to retailers in the third quarter of fiscal 2005 were higher than normal because of lower than expected full priced sell-through of the 2005 Spring/Summer apparel lines and the resulting increase in requests from major customers for margin assistance to help clear their inventories of those lines in a highly promotional department store environment. Second, the Company further increased its markdown allowance amount at July 31, 2005 by applying a higher percentage to trailing sales than the Company previously utilized in estimating the reserve. The Company believes that the higher percentage of trailing revenues for markdown allowances is warranted based on management’s expectations of continued lower than originally expected full priced sell-through for its 2005 Spring/Summer apparel lines. The provision for markdowns related to the Company’s retail distribution channel for the third quarter of fiscal 2005 was approximately $3.4 million compared to $0.4 million for the same period of the prior fiscal year.
     As the result of lower than expected revenues in certain of its domestic channels and delays in adjusting inventory purchases, the Company’s inventories, at cost, at July 31, 2005, increased by approximately $12.4 million or 25.8% compared to July 31, 2004. This significant buildup of domestic inventories is in excess of the needs and capacities of the Company’s current outlet stores. Management has formulated a plan to aggressively and quickly reduce inventory levels through sales to outside clearance channels within the next several quarters. Based on management’s expectations regarding the selling price required to successfully clear excess inventory in such a short timeframe, the Company estimated and recorded inventory write-downs of approximately $4.4 million on its domestic inventories, at July 31, 2005, for products that will be sold at less than the Company’s cost.
     Inefficiencies at the Company’s EDC accounted for approximately $1.0 million of the decrease in gross margin for the third quarter of fiscal 2005 compared to the same period of the prior fiscal year. The inefficiencies relate primarily to difficulties encountered in bringing the automation programs on-line, as well as the installation of the mechanical system and slower than anticipated improvements in operator efficiency.
     Consolidated selling, general and administrative (“SG&A”) expenses increased 46.3% to $19.9 million for the third quarter of fiscal 2005 from $13.6 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 41.1% for the third quarter of fiscal 2005 as compared to 31.7% for the same period of the prior fiscal year. The increase in SG&A expenses is primarily due to the acquisition of Gekko in July 2004, increased selling and promotional costs, increased operating costs related to the net addition of six new Company-owned stores, the addition of Sarbanes-Oxley compliance expenses and higher costs at the Company’s EDC. While the Company has not received any claims to date, expenses also include the costs of recalling a product that could adversely affect consumers with pacemakers.
     Total other expense decreased to $778,000 for the third quarter of fiscal 2005 from $3,621,000 for the same period of the prior fiscal year. The decrease was primarily due to a $3,000,000 charge in the third quarter of fiscal 2004 related to the settlement of the class action law suit. Excluding the $3,000,000 settlement charge from the third quarter of fiscal 2004, total other expense increased in the third quarter of fiscal 2005 primarily due to higher interest expense resulting from increased long-term debt and an increase in foreign currency transaction losses.
     The effective income tax rate for the third quarter of fiscal 2005 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.

Nine months ended July 31, 2005 compared to nine months ended July 31, 2004
     Consolidated net revenues for the first three quarters of fiscal 2005 increased 19.8% to $149.5 million from $124.8 million for the same period of the prior fiscal year primarily due to the addition of Gekko’s net revenues for the full nine-month period in fiscal 2005 compared to less than one month in the same nine-month period of the prior fiscal year, higher net revenues from the Company’s international segments and higher net revenues from the Company-owned stores, all partially offset by lower net revenues from the Company’s domestic green grass and retail distribution channels.
     Net revenues for the domestic segment increased 19.6% to $123.5 million in the first nine-months of fiscal 2005 from $103.3 million for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel decreased 14.9% or $1.8 million in the first nine months of fiscal 2005 as compared to the same period of the prior fiscal year, primarily resulting from higher markdown allowances due to lower than anticipated full priced sell-through of the Company’s 2005 Spring/Summer apparel lines and the resulting increase in requests from major customers for margin assistance to help clear their inventories of those lines in a highly promotional department store environment. Net revenues from the green grass and off-course specialty distribution channel decreased 3.4% or $2.3 million in the first nine months of fiscal 2005 as compared to the same period of the prior fiscal year. This decrease was primarily due to generally slow golf industry conditions. Net revenues from the Company’s corporate distribution channel increased 4.3% or $0.7 million in the first nine months of fiscal 2005 as compared to the same period of the prior fiscal year. The increase in the corporate distribution channel was driven by promotions during the second and third quarters of fiscal 2005 that highlighted the best selling styles for all the Company’s brands. Net revenues from the Company-owned stores increased 33.6% or $1.3 million primarily due to the net addition of six new stores during this period.
     Net revenues from the Ashworth, U.K., Ltd. segment increased 26.6% to $17.3 million in the first nine months of fiscal 2005 from $13.6 million for the same period of the prior fiscal year. The increase was primarily driven by revenue growth in the European golf resort business and favorable impact of foreign currency exchange rates.
     Net revenue from the other international segment increased by $0.9 million, or 10.6%, in the first nine months of fiscal 2005 as compared to net revenues in the same period of the prior fiscal year. The increase was primarily driven by higher royalties from the Company’s international licensees and favorable impact of foreign currency exchange rates at the Company’s Canadian divisions.
     Consolidated gross margin for the first nine months of fiscal 2005 decreased 310 basis points to 38.6% as compared to 41.7% in the same period of the prior fiscal year. The decrease in gross margin was primarily due to higher markdown allowances in the Company’s retail distribution channel, additional reserves taken on the excess inventory and higher than anticipated operating expenses and inefficiencies at the Company’s EDC.
     Consolidated SG&A expenses increased 42.1% to $53.3 million for the first nine months of fiscal 2005 from $37.5 million for the same period in the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 35.6% of net revenues for the first nine months of fiscal 2005, as compared to 30.0% for the same period of the prior fiscal year. SG&A for the nine-month period ended July 31, 2004 includes the gain on sale of land and buildings of approximately $1.6 million. The increase in SG&A is primarily due to the addition of Gekko for the full nine months of the first three quarters of fiscal 2005 compared to less than one month in the same period of the prior fiscal year, higher selling and promotional costs, operating expenses associated with the net addition of six new Company-owned stores, higher costs at the Company’s EDC and higher Sarbanes-Oxley compliance costs.

     Total other expense decreased to $1.9 million in the first nine months of fiscal 2005 from $4.0 million for the same period of the prior fiscal year. The decrease was primarily due to a $3,000,000 charge in the third quarter of fiscal 2004 related to the settlement of the class action lawsuit. Excluding the $3,000,000 settlement charge from other expense for the first nine months of fiscal 2004, total other expense increased in the first nine months of fiscal 2005 primarily due to higher interest expense resulting from increased long-term debt and line of credit borrowings and an increase in foreign currency transaction losses.
     The effective income tax rate in the first nine months of fiscal 2005 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.
Capital Resources and Liquidity
     The Company’s primary sources of liquidity for the next 12 months are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. The need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory during this period to provide product for shipment for the spring/summer selling season.
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
     Under this loan agreement, interest on the $20.0 million term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At July 31, 2005, the bank’s reference rate was 6.25%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ended October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at April 30, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.

     At July 31, 2005, the Company was not in compliance with the following financial covenants contained in the loan agreement: minimum tangible net worth, minimum EBITDA, minimum ratio of cash and accounts receivable to current liabilities, minimum fixed charge coverage ratio and capital expenditure limits. The Company has obtained a waiver of those financial covenants from its lenders for the quarter ended July 31, 2005, pending an amendment to the loan agreement. Any such amendment may include additional fees and costs or a change to the interest rate structure, or both. Such additional fees and costs or changes to the interest rate structure, could have an affect on the cost of current and future borrowings.
     The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $2.9 million at July 31, 2005 as compared to $2.5 million outstanding at July 31, 2004 under the prior loan agreement. The Company had $13.3 million outstanding against the revolving credit facility under this loan agreement at July 31, 2005, compared to $1.8 million outstanding at July 31, 2004 under the prior agreement. The increase in borrowings against the revolving credit facility is primarily due to the resources required to fund the net increase in inventories, at cost, of approximately $12.4 million at July 31, 2005 compared to July 31, 2004. The Company had $16 million outstanding on the term loan under this loan agreement at July 31, 2005 compared to $19 million at October 31, 2004 and $20 million at July 31, 2004. At July 31, 2005, $18.8 million was available for borrowings against the revolving credit facility under this loan agreement.
     During the first nine months ended July 31, 2005, cash used in operations was $5.3 million as compared to $8.6 million provided by operations during the same period of the prior fiscal year. The increase in cash used in operations was primarily related to working capital required to fund increases in product inventories.
     Net trade receivables were $38.8 million at July 31, 2005, a decrease of $0.5 million from the balance at October 31, 2004. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $42.2 million at July 31, 2004, rather than the year-end balance. The comparison of the third quarter fiscal 2005 balance to the third quarter fiscal 2004 balance shows a decrease of approximately $3.4 million. This decrease is primarily due to higher markdown allowances as the result of less than anticipated full priced sell-through in the Company’s retail distribution channel and an overall improvement in the Company’s accounts receivable turnover.
     Net inventories increased 10.2% to $54.2 million at July 31, 2005 from $49.2 million at October 31, 2004. Compared to net inventories of $46.4 million at July 31, 2004, net inventories at July 31, 2005 have increased by 16.8%, primarily due to an unanticipated buildup of Ashworth and Callaway Golf apparel basics inventory due to less than anticipated sales volume in certain of the Company’s domestic channels. Inventories at the Company’s Gekko subsidiary have also increased to meet anticipated market demand in its collegiate bookstore channel and future special events.
     Current liabilities increased 37.1% to $39.9 million at July 31, 2005 from $29.1 million at October 31, 2004. Compared to current liabilities of $28.7 million at July 31, 2004, current liabilities increased 39.0%, primarily due to increased borrowings against the line of credit of $11.6 million.
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
     During the first nine months of fiscal 2005, the Company incurred capital expenditures of $6.6 million primarily for computer systems and equipment, leasehold improvements related to new Company-owned outlet stores and distribution center equipment in connection with the placing in service of the EDC. The Company anticipates capital spending of between $0.8 and $1.0 million during the remainder of fiscal 2005, primarily on outlet stores openings, EDC related improvements and renovations and upgrades of computer systems and equipment. Management currently intends to finance the purchase of the additional capital equipment from its own cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     The Company capitalized interest of $0 and $107,000 during the nine months ended July 31, 2005 and 2004, respectively, related to self-constructed construction in progress for the EDC.
     On February 24, 2004, the Company sold certain property located in Carlsbad, California, used in its distribution operation for $5.7 million and recorded a gain on disposal of fixed assets of $1.6 million. The land, buildings and other assets were reported in the Company’s domestic segment and were sold as a unit on an “as is” basis. As a result of the sale, the Company paid the $2.6 million balance due on the mortgage relating to the subject property. The Company then entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on February 24, 2004 and terminated on December 31, 2004, with an option to renew the term of the lease for a period of 60 days. The Company did not exercise its option to renew the lease past the expiration date of December 31, 2004. Under the terms of the lease agreement, the Company paid monthly rent of approximately $47,000 plus taxes, insurance and utilities.
     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments that began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.
     Common stock and capital in excess of par value increased by $2.1 million in the nine months ended July 31, 2005, of which $1.6 million is the net proceeds from the issuance of 279,570 shares of common stock on exercise of options and $500,000 is the tax benefit related to the exercise of those options.
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

Derivatives
     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company will buy or sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. For cash flow hedges, realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. During the quarter ended July 31, 2005, the Company entered into two forward contracts to hedge foreign currency exposures in certain balance sheet accounts at the Company’s U.K. subsidiary. Those contracts were settled during the quarter and the Company recognized a loss of approximately $168,000. The loss on settlement of these contracts is included in the Net Foreign Currency Exchange Gain (Loss) line item in the accompanying financial statements. At July 31, 2005, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
New Accounting Standards
     In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchases. The guidance is effective for periods beginning after June 29, 2005. The Company’s management does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee or director services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee or director is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The cost of employee or director services received shall be measured at its then current fair value and then remeasured at fair value at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under SFAS No. 123 shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending October 31, 2005 using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Although the Company’s adoption of SFAS No. 123 (R) could have a material impact on the Company’s financial position and results of operations, management is still evaluating the potential impact from adopting this statement.
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

Cautionary Statements and Risk Factors
     This report contains certain forward-looking statements, including without limitation those regarding the Company’s plans and expectations for revenue growth, product lines, reserves, strategic alliances, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company’s business in general is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:

ú	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases or if unusual weather conditions cause a reduction in rounds played.

ú	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations would suffer if the Company fails to develop fashions or styles that are well received in any season.

ú	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if it fails to develop fashions or styles for the Callaway Golf apparel product line that are well received in any season.

ú	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

ú	In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including: consolidating their operations; undergoing restructurings, undergoing reorganizations; or, realigning their affiliations. The Company’s business could be materially affected by these changes in the future.

ú	The Company’s results of operations would be adversely affected if the new EDC does not operate as anticipated or functionality problems are encountered. Any such operational problems may cause the Company to incur additional expense, experience delays in customer shipments, or require the Company to lease additional distribution space. In addition, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the new distribution facilities as soon as, or in the amounts, anticipated.

ú	The Company maintains high levels of inventory to support its AuthenticsTM program as well as the Callaway Golf apparel basics. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories have materially impaired the Company’s financial position in the past and may do so again in the future. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of sell-through prove to be too low. These risks increase as inventory increases.

ú	In July 2004, the Company acquired Gekko, a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands. The Company must successfully integrate the acquisition to realize the expected growth in new, quality channels of distribution for the Ashworth and Callaway Golf apparel brands as well as further growth from The Game and Kudzu brands’ sales into the Company’s current distribution channels. The Company’s results of operations would be adversely affected if it fails to successfully integrate the new operations as anticipated or the expected synergies are not realized.

ú	The outbreak of Severe Acute Respiratory Syndrome (“SARS”) previously affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak of SARS, the Avian Flu, or other life threatening communicable diseases, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, our international production and shipments may be limited, and the Company could lose sales.

ú	The Company relies on domestic and foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer.

ú	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales and have lower gross profit margins.

ú	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from domestic and foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

ú	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.

ú	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s consolidated financial position and results of operations.

ú	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

ú	Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation as of October 31, 2005. We have prepared an internal plan of action for compliance, including a timeline and scheduled activities, although as of the date of this filing we have not yet completed the evaluation. Our auditors have not yet completed their testing of our internal controls. Compliance with these requirements has been and continues to be expensive and time consuming. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          The Company’s debt consists of a term loan, mortgage note, notes payable, capital lease and line of credit obligations which had a total balance of $28.3 million at July 31, 2005. The debt bears interest at fixed rates ranging from 3.5% to 8.26%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $13.3 million outstanding at July 31, 2005 on its revolving line of credit with interest charged at the bank’s reference rate (prime). The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $.5 million. A hypothetical 10% increase in interest rates during the nine months ended July 31, 2005 would have resulted in a $27,000 decrease in net income.
          For details regarding the Company’s variable and fixed rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.

Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time, the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company will buy or sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time, the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. At July 31, 2005, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods.
Changes in Internal Control over Financial Reporting
     There was no significant change in the Company’s internal controls over financial reporting during the Company’s third quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On January 22, 1999, Milberg Weiss Bershad Hynes & Lerach LLP filed a class action in the United States District Court for the Southern District of California (the “U.S. District Court”) on behalf of purchasers of the Company’s common stock during the period between September 4, 1997 and July 15, 1998. The action was subsequently consolidated with two similar suits and plaintiffs filed their Amended and Consolidated Complaint on December 17, 1999. Upon the Company’s motion, the U.S. District Court dismissed the Complaint with leave to amend on July 18, 2000. On September 18, 2000, plaintiffs served their Second Consolidated Amended Complaint (the “Second Amended Complaint”). On November 6, 2000, the Company filed its motion to dismiss the Second Amended Complaint, which the U.S. District Court granted, in part, and denied, in part. The remaining portions of the Second Amended Complaint alleged that, among other things, during the class period and in violation of the Securities Exchange Act of 1934, the Company’s financial statements, as reported, did not conform to generally accepted accounting principles with respect to revenues and inventory levels. It further alleged that certain Company executives made false or misleading statements or omissions concerning product demand and that two former executives engaged in insider trading. On November 8, 2004, the U.S. District Court entered a Final Approval of Settlement. Under the settlement, all claims were dismissed and the litigation was concluded in exchange for a payment of $15.25 million, approximately 82% of which was paid by Ashworth’s insurance carriers. As part of the settlement, Ashworth also agreed to adopt modifications to certain corporate governance policies. Ashworth recorded a pre-tax charge of $3 million in the third quarter of fiscal year 2004 related to settlement of this suit.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
     (a) At July 31, 2005, the Company was in default on its credit facility by failing to meet financial covenants contained in the loan agreement as follows:

		Ratio/Amount at
Financial Covenant	Requirement	July 31, 2005
Minimum tangible net worth	$81,456,352	$80,628,681

Minimum EBITDA	$19,000,000	$12,817,294

Minimum ratio of cash and accounts receivable to current liabilities	1.0 to 1	.96 to 1

Fixed charge coverage ratio	1.25 to 1	.41 to 1

Maximum capital expenditures	$6,400,000	$6,677,000
     The Company has obtained a waiver of the above financial covenants from its lenders for the quarter ended July 31, 2005, pending an amendment to the loan agreement. Any such amendment may include additional fees and costs or a change to the interest rate structure, or both. Such additional fees and costs or changes to the interest rate structure, could have an affect on the cost of current and future borrowings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5. OTHER INFORMATION
     (a) On September 7, 2005, the Company entered into an employment agreement (the “Employment Agreement”) and a change in control agreement (the “Change in Control Agreement”) with its Executive Vice President of Sales and Marketing, Gary I. “Sims” Schneiderman, effective as of September 12, 2005. The Employment Agreement and Change in Control Agreement are attached hereto as Exhibits 10.1 and 10.2, respectively.
     The Employment Agreement sets forth the terms of Mr. Schneiderman’s employment with the Company and provides for, among other matters: (i) a minimum base salary of $300,000 per annum, subject to adjustment upward by the Board of Directors; (ii) an annual bonus to be determined by the Board of Directors based upon attainment of goals set by the Board, up to a maximum of 82.5% of Mr. Schneiderman’s base salary; (iii) three guaranteed minimum non-compete/retention payments as follows: $85,000 on September 12, 2005, $85,000 on November 24, 2005 and $40,000 following the close of final accounting records for 2006, (iv) stock options to purchase a minimum of 20,000 shares for each of fiscal years 2005, 2006 and 2007 with the options vesting on the first anniversary of the date of grant, (v) a monthly automobile allowance of $1,000, and (vi) a club membership (up to $45,000 grossed up for applicable income taxes) with the Company to pay monthly dues of $630 for the term of Schneiderman’s employment (Schneiderman agrees to reimburse the Company for the then current market value of the membership cost at the end of his employment).
     Under the Employment Agreement, Mr. Schneiderman is an “at-will” employee, which means that either Mr. Schneiderman or the Company may terminate his employment at any time. However, and except in the context of a change in control, if Mr. Schneiderman’s employment with the Company is terminated without cause or he terminates his employment for good reason (as such terms are defined in the Employment Agreement), he is entitled to a severance payment equal to twelve (12) months of his then current base salary and payment of insurance premiums for a period of twelve (12) months following termination. In addition, Mr. Schneiderman will receive a cash payment of $50,000 and the unvested options granted under this Employment Agreement will vest immediately. Amounts payable to Mr. Schneiderman upon a change in control of the Company are generally governed by his Change in Control Agreement described below.
     The Change in Control Agreement provides for the payment of severance benefits in the event of termination of Mr. Schneiderman’s employment in connection with a change in control of the Company. The severance benefits are payable to Mr. Schneiderman if his employment with the Company is terminated within 90 days prior to or following a change in control, unless terminated for cause or the termination is the result of a voluntary resignation (which does not include resignations stemming from a material adverse change in responsibilities, status, compensation, authority or location of work place) or his death or disability. The severance benefits under the Change in Control Agreement generally consist of a lump sum cash payment equal to one (1) times Mr. Schneiderman’s highest annual salary rate within the three (3) year period ending on the date of termination.
     (b) None.

Item 6. EXHIBITS
(a) Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(f)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(h)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(l)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(m)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(n)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(p)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(q)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(t)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(u)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(1) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(2) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(3) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(4) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc. (filed as Exhibit 10(w)(5) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc. (filed as Exhibit 10(x)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC. (filed as Exhibit 10(x)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(z)*	Employment Agreement, effective November 1, 2004, by and between Ashworth, Inc. and Per Gasseholm (filed as Exhibit 10.1 to the Company’s Form 8-K on October 12, 2004 (File No. 001-14547) and incorporated herein by reference).

10(aa)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(bb)*	Annual Base Salary for the Company’s Chief Executive Officer Effective as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q on June 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10.1*	Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective September 12, 2005.

10.2*	Change in Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman effective September 12, 2005.

14	Ashworth, Inc. Code of Business Conduct and Ethics adopted October 17, 2003 (filed as Exhibit 14 to the Company’s Form 10-K for the year ended October 31, 2003 (file No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Terence W. Tsang.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: September 9, 2005	/s/ Peter S. Case

Peter S. Case Senior Vice-President of Finance and Interim Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective September 12, 2005.

10.2	Change in Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective September 12, 2005.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Peter S. Case.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Peter S. Case.