Form 10-K
period 2005-10-31
ASHWORTH INC
filed 2006-02-01
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: common stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

     The aggregate market value of the Registrant’s common stock held by nonaffiliates based upon the last reported sales price of its common stock on December 30, 2005 as reported on the NASDAQ National Market was $118,717,784.
     There were 14,166,800 shares of common stock, $.001 par value, outstanding at the close of business on December 30, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     PART III incorporates certain information by reference from either the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Commission within 120 days of October 31, 2005, which information is incorporated herein by reference.
CAUTIONARY STATEMENTS
     This report contains certain forward-looking statements, including without limitation those regarding Ashworth, Inc.’s (the “Company”) plans and expectations for revenue growth, product lines, strategic alliances or transactions, domestic and foreign distribution centers, designs and seasonal collections, capital spending, marketing programs, foreign sourcing, cost controls, inventory levels and availability of working capital. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. For more information on the risks that the Company is subject to, see “Item 1A. Risk Factors” below.
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
     During the second quarter of fiscal 2004, the Company established Ashworth EDC, LLC, a special purpose entity and a wholly owned, consolidated subsidiary, which was the purchaser and mortgagor of the Company’s embroidery and distribution center in Oceanside, California.
     During the third quarter of fiscal 2004, the Company completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004 by and among Ashworth Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and the selling members identified therein. Ashworth intends that the operations of this subsidiary will continue to focus on designing, producing and distributing headwear and apparel.

     The Company has wholly-owned subsidiaries that currently own and operate 13 Company outlet stores. A wholly-owned United Kingdom subsidiary distributes our products in Europe. In fiscal 2003, the Company completed the dissolution of its wholly-owned subsidiary in the Virgin Islands due to federal income tax code changes relating to foreign sales corporations. The Company established one division in 1998 to distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.
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
ASHWORTH PRODUCTS
     The Ashworth Men’s Division designs AuthenticsTM, Ashworth Weather Systems (“AWSTM”) and fashion collections. Each fashion collection typically consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.
     The Ashworth Women’s Division designs AuthenticsTM, AWSTM and fashion collections. The collections focus on timeless, elegant designs that are functional and sophisticated for the woman with a fashion sense and an active lifestyle.
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
     In addition, the Company recently introduced the Callaway Golf apparel X-Series product line which combines fashion with technical and moisture management characteristics and Callaway Golf apparel for women.
     Callaway Golf is a trademark of Callaway Golf Company. Ashworth, Inc. is an Official Apparel Licensee of Callaway Golf Company. The multi-year agreement has various annual requirements for marketing expenditures and royalty payments based on the level of net revenues.

     In July 2004, the Company completed its acquisition of Gekko Brands, LLC (“Gekko”). Gekko designs, produces and distributes headwear and apparel under The Game and Kudzu brands.
DISTRIBUTION CHANNELS
     The Company warehouses and ships the majority of its products from its embroidery and distribution centers in Oceanside, California; Phenix City, Alabama; and Basildon, England. Product is also drop-shipped from off-shore factories directly to our subsidiaries, divisions and international distributors.
     The Company currently distributes and sells its products primarily through the following distribution channels:
U.S. Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops
The Company’s core customers are golf pro shops located at golf courses and resorts as well as off-course specialty retailers. The Company refers to this channel as the green grass distribution channel. According to the 2005 Darrell Survey, a leading golf industry consumer usage survey, the Company was ranked first in total shirt usage over all top competitors surveyed in 2005. Additionally, Ashworth captured the largest market share among players in the 0-5 handicap bracket. The Company currently distributes its products in nearly all of the 50 states.
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
U.S. Department Stores and Specialty Stores
     The Company currently sells its Ashworth and Callaway Golf apparel products to selected upscale department and specialty stores, including Parisian, Macy’s, Lord & Taylor, Bloomingdale’s, and Nordstrom.
U.S. Corporate Market
     The Company markets its products to top specialty-advertising firms that re-sell the Company’s products to Fortune 500 companies and other major corporations for use in their company stores, sales meetings, catalogs and corporate events.
International Market
     The Company has a wholly-owned subsidiary in Basildon, England that distributes Ashworth and Callaway Golf apparel product to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Ireland and Portugal. In 1998, the Company opened one division, operated by Almec Leisure Group pursuant to a management agreement, to sell and distribute its Ashworth products in Canada. In 2002, the Company opened a second division in Canada, operated by S&P Apparel, Inc. pursuant to a management agreement, to distribute its Callaway Golf apparel in Canada. Effective October 31, 2004, the Company concluded its management agreement with S&P Apparel, Inc. and on November 1, 2004, the Company retained Almec Leisure Group to operate its Canadian Callaway Golf apparel division.

     The Company has entered into licensing and distribution agreements with various partners in countries such as China, Japan, Hong Kong, Singapore, Taiwan, Australia and South Korea. Under these agreements, the licensees import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.
     The Company also uses distributors to sell Ashworth products in other countries such as United Arab Emirates, South Africa and Mexico.
Ashworth Retail Stores
     The Company operates, through wholly-owned subsidiaries, 13 retail stores in California, Texas, Massachusetts, Illinois, Virginia, Arizona, Utah, Nevada and Georgia. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. The Company also sells its excess and irregular inventory through select clearance retailers.
     The Company has plans to add four new retail stores in fiscal 2006.
SALES AND MARKETING
     The Company’s products are sold in the United States, Europe and Canada largely by independent sales representatives who are not employees of the Company or its subsidiaries. The Company currently has approximately 150 independent and 44 employee sales representatives worldwide. The Company also uses several different distributors and licensees in various international locations.
     In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has contracts with golf celebrities who wear and endorse the Company’s products. At October 31, 2005, these individuals included: Fred Couples, Jim Nantz, Stuart Appleby, Rich Beem, Chris DiMarco and others. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.
     The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications and promotional initiatives.
     Ashworth continued its in-store shop program in 2005 and now has a distinct in-store presence in many department stores throughout the United States. This modular fixture program is designed to help create an in-store shop for Ashworth and Callaway Golf apparel products coupled with pictures and displays of our spokespersons and golf professionals.
     In an effort to introduce new young customers to the Ashworth brand, the Company supports high school and collegiate golf by providing team uniforms to selected high school, college and university golf teams. The Company has a sponsorship agreement with the American Junior Golf Association whereby the Company makes an annual cash contribution and provides shirts for the participants at various regional events.
     Concurrent with its acquisition of Gekko, the Company began aggressively marketing to the collegiate sports market. In an effort to create brand awareness and promote sell through at the consumer level, the Company has promotional agreements with college sports coaches who wear and endorse The Game brand products.
     The domestic green grass market for Ashworth apparel has been seasonal, with the highest revenues traditionally in the period from January through July and the lowest revenues in the period from August through December. The Company expects that the addition of the department and specialty retail store markets, the corporate market, additional product categories for fall and winter in the European market, and the acquisition of Gekko will help to reduce the seasonality of the Company’s business.

     Net revenues in fiscal 2005 were $204.8 million an increase of 18.3% from net revenues of $173.1 million in fiscal 2004. During the last three fiscal years, the Company had the following domestic and international net revenues:

	Years Ended October 31,
	2005	2004	2003
	(In thousands)
Consolidated Net Revenues:
Domestic:
Domestic, excluding Gekko	$134,383	$130,825	$126,380
Gekko	37,511	13,571	—

Total Domestic	171,894	144,396	126,380

International:
Ashworth U.K. Ltd., excluding other international	23,416	19,117	14,245
Other international	9,478	9,589	8,813

Total International	32,894	28,706	23,058

Total Net Revenues	$204,788	$173,102	$149,438

See “Note 1 of Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies, Business” for revenues, operating income and identifiable assets of Ashworth U.K., Ltd., and “Note 13, Segment Information” for market segment information.
     The Company’s revenues from its international operations may be adversely affected by currency fluctuations, taxation and laws or policies of the foreign countries in which the Company conducts business, as well as laws and policies of the United States affecting foreign trade, investment and taxation.
     For more information regarding the risks of currency fluctuations that could affect the Company’s ability to sell its products in foreign markets, the value in U.S. dollars of revenues received in foreign currencies, the impact of such fluctuations on the Company’s international segment and strategies the Company may use to manage the risks presented by currency exchange rate fluctuations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Currency Fluctuations,” “Item 7A, Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rate Risk,” and “Note 1 of Notes to Consolidated Financial Statements, Foreign Currency.”
     At December 31, 2005, the Company had a sales order backlog of approximately $59,868,000 from independent third parties, which is approximately $2,210,000 or 3.8% higher than the comparable backlog at December 31, 2004. Backlog reflects sales orders that are placed with the Company prior to the period in which the goods are to be shipped, as opposed to “at-once” sales orders that are received in the period in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately June 2006. The amount of the sales order backlog at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company’s ability to ship on time, and the timing of customers’ orders. Accordingly, a comparison of sales order backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, sales orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.

INVENTORY
     The Company seeks to maintain sufficient levels of inventory to support its Authentics program, increased sales volume, and to meet increased customer demand for at-once ordering. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and inventory write-downs may impair the Company’s financial performance in any period. Certain inventory may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.
COMPETITION
     According to the 2005 Darrell Survey, the Ashworth brand was the leader in the Company’s core green grass market in 2005, with an 11.0% share in shirt usage among golfers. The Company’s share of other markets, including upscale department stores and the corporate market, is less significant. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers that have entered the golf apparel market in recent years. Many of the Company’s competitors have greater financial resources. Ashworth competes with other golf apparel manufacturers on design, product quality, customer servicing and brand image.
PRODUCT SOURCING
Ashworth sources its products in the following ways:
     Ready-Made Finished Goods: During fiscal 2005, nearly all of the Company’s production was through “full package” purchases of ready-made goods, manufactured to the Company’s quality and styling specifications by sources outside of the United States. In fiscal 2005, nearly all of the Company’s finished goods were made in Asian countries. Asian countries where our goods were manufactured included Brunei, China, India, Indonesia, Korea, Malaysia, Pakistan, the Philippines, Sri Lanka, Taiwan, Thailand and Vietnam.
     In-House Embroidery: Ashworth embroiders custom golf course, tournament, collegiate and corporate logos in-house using approximately 100 multi-head, computer-controlled embroidery machines with a total of approximately 740 sewing heads. The embroidery design library contains over 110,000 Ashworth and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 115,000 logos per week on approximately 95,000 product units.
TRADEMARKS AND LICENSE
     The Company owns and utilizes numerous trademarks, principal among which are the Ashworth typed and design marks, the Golfman design mark, and the Weather Systems stylized mark. The Ashworth typed and design marks, the Golfman design marks and the Weather Systems stylized mark have been registered for apparel, shoes, leather goods and/or golf bags on the Principal Register of the United States Patent and Trademark Office. Additionally, the Company has several other pending trademark applications and trademark registrations in the United States for the AWS and Two Bar Design marks.
     The Company has registered the Ashworth typed and design marks, the Golfman design marks and/or the Weather Systems stylized marks and has pending applications for apparel, shoes, leather goods and/or golf bags internationally. The application process varies from country to country and can take approximately one to three years to complete.
     The Company has EZ-TECH® as a registered trademark in the United States, Australia, Canada and the United Kingdom.

     Concurrent with its acquisition of Gekko, the Company acquired the registered trademarks of The Game and Kudzu.
     Ashworth regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Although Ashworth believes that it has the exclusive right to use the trademarks and intends to vigorously protect its trademarks against infringement, there can be no assurance that Ashworth can successfully protect the trademarks from conflicting uses or claims of ownership in cases where the trademarks were used and/or registered prior to Ashworth’s lawful registrations.
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
EMPLOYEES
     At December 31, 2005, Ashworth had approximately 565 regular employees and 190 seasonal temporary employees. Ashworth considers its labor relations to be generally good.
Item 1A. RISK FACTORS
The Company’s business is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:
ú	Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions or other factors cause a reduction in rounds played.

ú	Like other apparel manufacturers, the Company must correctly anticipate and help direct fashion trends within its industry. The Company’s results of operations and financial position would suffer if the Company develops fashions or styles that are not well received in any season. In the past, the Company has developed fashions and styles that were not well received by consumers, resulting in slower than anticipated sell-through of the Company’s products which required significant markdown allowances that materially impaired the Company’s financial position and adversely affected the results of operations. The Company may experience similar circumstances in the future.

ú	The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The Company must correctly anticipate the fashion trends and demand for these product lines. The Company’s results of operations would suffer if the Company develops fashions or styles for the Callaway Golf apparel product line that are not well received in any season. In the past, the Company has developed fashions and styles that were not well received by consumers, resulting in slower than anticipated sell-through of the Company’s products which required significant markdown allowances that materially impaired the Company’s financial position and adversely affected the results of operations. The Company may experience similar circumstances in the future.

ú	The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors that are better capitalized. Outside the green grass market, the Company’s market share is not as significant. Price competition or industry consolidation could weaken the Company’s competitive position.

ú	In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the department store retail industry, including: consolidating their operations; undergoing restructurings, undergoing reorganizations; or realigning their affiliations. The Company’s business could be materially affected by these changes in the future.

ú	The Company is increasingly selling its products to customers in the department store retail channel. If the department stores do not sell-through the Company’s products in a timely manner, they may request markdown allowances from the Company or delay future purchases of the Company’s products causing the Company to lose margin or sales. The Company’s products have experienced less than anticipated sell-through in the past and may do so again in the future.

ú	The Company’s results of operations would continue to be adversely affected if the Company’s embroidery and distribution center (the “EDC”) does not operate as anticipated or further functionality problems are encountered. Any such operational problems may cause the Company to incur additional expense, experience delays in customer shipments, or require the Company to lease additional distribution space. In addition, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach expected levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the distribution facilities as soon as, or in the amounts, anticipated.

ú	The Company maintains high levels of inventory to support its AuthenticsTM program as well as the Callaway Golf apparel basics. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories have materially impaired the Company’s financial position in the past and may do so again in the future. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of sell-through prove to be too low. These risks increase as inventory increases.

ú	In July 2004, the Company acquired Gekko, a leading designer, producer and distributor of headwear and apparel under The Game® and Kudzu® brands. The Company must successfully integrate the acquisition to realize the expected growth in new, quality channels of distribution for the Ashworth and Callaway Golf apparel brands as well as further growth from The Game and Kudzu brands’ sales into the Company’s current distribution channels. The Company’s results of operations would be adversely affected if it fails to successfully integrate the new operations as anticipated or the expected synergies are not realized.

ú	The outbreak of Severe Acute Respiratory Syndrome (“SARS”) previously affected travel to countries where the Company’s products are manufactured. Visiting manufacturers in the affected countries is an important part of the product development process for the Company. If travel to these countries is again restricted by a similar outbreak of SARS, the Avian Flu, or other life threatening communicable diseases, the Company’s product development process and reputation as a designer and manufacturer of innovative products may be adversely affected, its international production and shipments may be limited, and the Company could lose sales.

ú	The Company relies on foreign contractors to manufacture various products. If these contractors deliver goods late or fail to meet the Company’s quality standards, the Company could lose sales and its reputation could suffer. The Company’s contractors have delivered goods late and have failed to meet the Company’s quality standards in the past and could do so again in the future.

ú	Certain of the Company’s customers require the Company to comply with specified fair labor standards at its facilities and the facilities of its contractors. Should the Company or its contractors fail to adhere to such standards, the Company could lose sales and its reputation may be damaged.

ú	The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales and have lower gross profit margins.

ú	An increase in terrorist activities, as well as the continued conflicts around the world, would likely adversely affect the level of demand for the Company’s products as customers’ and consumers’ attention and interest are diverted from golf and fashion and become focused on these events and the economic, political, and public safety issues and concerns associated with them. Also, such events could adversely affect the Company’s ability to manage its supply and delivery of product from foreign contractors. If such events caused a significant disruption in domestic or international shipments, the Company’s ability to fulfill customer orders also would be materially adversely affected.

ú	If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.

ú	The Company is from time to time party to claims and litigation proceedings. Such matters include the specific litigation described in this report and other litigation arising in the ordinary course of business. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s consolidated financial position and results of operations.

ú	Fluctuations in foreign currency exchange rates could affect the Company’s ability to sell its products in foreign markets and the value in U.S. dollars of revenues received in foreign currencies. The Company’s revenues from its international segment may also be adversely affected by taxation and laws or policies of the foreign countries in which the Company has operations, as well as laws and policies of the United States affecting foreign trade, investment and taxation.

ú	The Company recently signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system to be installed over the next two fiscal years. The Company may experience difficulties in implementing the new ERP system and other related systems that could disrupt its ability to timely and accurately process and report key components of the results of its consolidated operations, its financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing the new ERP system or any future systems could also adversely affect the Company’s ability to complete the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect the Company’s financial results.

ú	In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Except for the material weakness discussed in “Item 9. Controls and Procedures” below, we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives. However, no system of internal controls can be designed to provide absolute assurance of effectiveness. See “Item 9. Controls and Procedures” below. A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting could have a negative impact on our reputation and business.

ú	The Company’s success depends to a significant degree upon our ability to protect and preserve our intellectual property, including copyrights, trademarks, patents, service marks, trade secrets and similar intellectual property. We rely on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect our proprietary rights. However, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly and we may not prevail.

ú	The Company is heavily dependent on its current executive officers and management. The loss of any of our executive officers or management or the inability to attract or retain qualified personnel could delay the development and introduction of new products, harm our ability to sell our products, damage the image of our brands and/or prevent us from executing our business strategy.

ú	One of the key elements of the Company’s marketing strategy has been to obtain endorsements from professional golfers, which contributes to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. There can be no assurance that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products.

ú	The apparel, sporting goods and footwear industries have historically been subject to substantial cyclical variations. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and could be subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel may decline. A general reduction in consumer discretionary spending due to a recession in the domestic and/or international economies or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

ú	As a result of its international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include (i) increased difficulty in protecting the Company’s intellectual property rights and trade secrets, (ii) unexpected government action or changes in legal or regulatory requirements, (iii) social, economic or political instability, (iv) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (v) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations, and (vi) increased exposure to interruptions in air carrier or shipping services, which interruptions could significantly adversely affect the Company’s ability to obtain timely delivery of components from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and its financial performance and condition.

ú	Borrowings against the line of credit under our loan agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease. The Company’s line of credit agreement contains certain financial covenants based on the Company’s performance. If the Company’s financial performance results in any of these covenants being violated, the lenders may choose to require repayment of the outstanding borrowings sooner than currently required by the agreement.

ú	The Company has received a notice from Knightspoint Partners II, LLC (“Knightspoint”) dated December 22, 2005 (the “Knightspoint Notice”) indicating that Knightspoint intends to present a number of proposals at the Company’s Annual Meeting in 2006. The Company is currently evaluating the proposals in the Knightspoint Notice. If the Company were to oppose the Knightspoint proposals as not in the Company’s or stockholders’ best interest, management would be forced to expend substantial time and energy which may divert management’s attention from the operations of the Company, as well as incur significant additional costs, including fees for the retention of legal and financial advisors, that would negatively impact the Company’s operating results and financial condition. At this time, management can not estimate the impact that such proposals will have on the Company’s operating results and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS.
None.
Item 2. PROPERTIES.
     The Company previously owned land and two buildings located in Carlsbad, California that were purchased on December 9, 1993 for $3.5 million and were reported in the domestic segment. On February 24, 2004, the Company completed the sale of the land, buildings and other assets for approximately $5.7 million and paid off the $2.6 million balance due on the existing mortgage. Net of selling costs, the Company realized cash proceeds on the sale of $5.3 million. The property was sold as a unit on an “as is” basis for a price which exceeded its carrying value. The gain on the sale of the property was recorded in the second quarter of fiscal 2004. The Company also entered into a lease agreement to lease the facility from the new owner commencing on February 24, 2004 and terminating on December 31, 2004, with an option to renew the term of the lease for a period of 60 days. The Company did not exercise its option to renew the lease past the expiration date of December 31, 2004. Under the terms of the lease agreement, the Company paid monthly rent of approximately $47,000 plus taxes, insurance and utilities.
     On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications for its new distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and is used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $13.7 million and entered into a secured loan agreement with a bank to finance $11.7 million of the purchase price. The loan carries a fixed interest rate of 5% and will be amortized over 30 years, but is due and payable on May 1, 2014. The new EDC was placed into service in November 2004, effectively replacing the Company’s Carlsbad distribution facilities.

     The Company and its subsidiaries currently have the following material leases for administrative and distribution facilities:

		Lease	Min./Current	Maximum
	Square	Expiration	Base Rent Per	Base Rent
Location	Footage	Date	Month	Per Month
			($)	($)
Administrative and Distribution Centers:
Carlsbad, CA	93,900	12/31/10	92,663	97,024
Essex, England	31,900	8/31/13	35,530	35,530
Phenix City, AL	117,568	8/06/12	33,333	33,333
     The Company and its subsidiaries also lease a total of approximately 40,000 square feet of retail space for its 13 retail stores. The leases expire through July 2015 and require total current base rent per month of approximately $97,000 and total maximum base rent per month of approximately $99,000. The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail store leases. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees at least some portion of several leases held by Ashworth subsidiaries.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The Company’s common stock is traded on the NASDAQ National Market under the symbol “ASHW.” The following table sets forth the high and low sale prices on the NASDAQ National Market for the quarters indicated.

	High	Low
Fiscal 2004
Quarter ended January 31, 2004	$8.60	$7.07
Quarter ended April 30, 2004	9.12	8.20
Quarter ended July 31, 2004	8.96	7.65
Quarter ended October 31, 2004	9.51	8.23

	High	Low
Fiscal 2005
Quarter ended January 31, 2005	$11.35	$8.16
Quarter ended April 30, 2005	12.38	10.15
Quarter ended July 31, 2005	11.32	7.97
Quarter ended October 31, 2005	8.37	5.95
Holders
     The Company has only one class of common stock. As of December 31, 2005, there were 477 stockholders of record and approximately 3,800 beneficial owners of the Company’s common stock.
Dividends
     No dividends have ever been declared with respect to the Company’s common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no stock repurchases made during the quarter ended October 31, 2005.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters” below.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.
     The statements of operations data set forth below with respect to the fiscal years ended October 31, 2005, 2004 and 2003 and the balance sheet data as of October 31, 2005 and 2004 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The statement of operations data set forth below with respect to the fiscal years ended October 31, 2002 and 2001 and the balance sheet data as of October 31, 2003, 2002 and 2001 are derived from audited financial statements not included in this report. No dividends have been paid for any of the periods presented.

	Years Ended October 31,
	2005	2004	2003	2002	2001
	(In thousands, except for per share amounts)
Statements of Operations Data:
Net revenues	$204,788	$173,102	$149,438	$129,286	$126,560
Gross profit	76,913	72,130	60,811	52,189	50,112
Selling, general and administrative expenses	75,441	54,087	48,122	47,279	44,034
Income from operations	1,472	18,043	12,689	4,910	6,078
Net income (loss)	(727)	8,203	7,328	2,509	2,828
Net income (loss) per basic share	(0.05)	0.61	0.56	0.19	0.22
Weighted average basic shares outstanding	13,872	13,401	13,006	13,202	13,140
Net income (loss) per diluted share	(0.05)	0.60	0.56	0.19	0.21
Weighted average diluted shares outstanding	13,872	13,728	13,198	13,487	13,408

	As of October 31,
	2005	2004	2003	2002	2001
			(In thousands)
Balance Sheet Data:
Working capital	$59,272	$71,758	$74,112	$63,165	$56,927
Total assets	164,714	159,486	105,906	102,975	93,656
Long-term debt (less current portion)	17,320	27,186	2,631	2,921	3,166
Stockholders’ equity	102,562	101,216	88,555	77,585	74,994

The diluted net loss per share for the year ended October 31, 2005 was calculated using the basic weighted average shares outstanding as the effect of stock options would be anti-dilutive due to the Company’s loss position in that period.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
General
     The Company operates in an industry that is highly competitive and must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this report. For additional information, see “Cautionary Statements” and “Item 1A. Risk Factors” above.
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
     Sales Returns, Markdowns and Other Allowances. Management must make estimates of potential future product returns and other allowances related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns, markdowns and other allowances amounted to $4.1 million at October 31, 2005 compared to $1.3 million at October 31, 2004. The increase is attributed to significantly higher markdown allowances both granted and provided for to compensate our retail vendors for products that had less than expected sell-through because of poor customer appeal and a highly promotional department store environment. During the year ended October 31, 2005, the Company significantly increased the estimate for markdown allowances for its retail sales based on recent experience in the retail channel.
     Allowance for Doubtful Accounts. Management must also make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables while considering the customer’s financial condition. The Company has credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $37.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2005 as compared to the balance of $39.3 million, net of allowances for doubtful accounts of $1.2 million at October 31, 2004. Allowances for doubtful accounts as a percentage of trade accounts receivable was 3.3% at October 31, 2005 compared to 3.1% at October 31, 2004. The increase in allowances for doubtful accounts as a percentage of trade accounts receivable during the year ended October 31, 2005 was primarily the result of an increase in the dollar amount of past due accounts as a percentage of the total accounts.
     Inventory. The Company writes down its inventory by amounts equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand, and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $46.1 million, net of inventory write-downs of $3.8 million at October 31, 2005, as compared to an inventory balance of $49.2 million, net of inventory write-downs of $0.8 million at October 31, 2004. The increase in the inventory write-downs is primarily attributed to price compression on clearance sales. The Company’s management believes that the price compression on clearance sales resulted from an excess of golf-inspired apparel in traditional clearance and liquidation channels as well as management’s strategic decision to discontinue selling to certain clearance retailers and sell only to a select group of clearance retailers that management believes do not damage the brand images or reputations.
     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time, the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At October 31, 2005, the Company had $0.2 million of the APCs remaining and management expects to fully utilize them over the remaining life of the contract through December 2007.
Off-Balance Sheet Arrangements
     At October 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu, and The Game brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. Nearly all of the Company’s apparel production in fiscal 2005 was through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     During the second quarter of fiscal 2004, the Company completed two transactions relating to its distribution facilities. In February 2004, the Company completed the sale and lease-back of its old distribution center located in Carlsbad, California. The Company sold the distribution center for $5.8 million and realized a gain on sale of fixed assets of $1.6 million. Net of selling costs, the Company realized cash proceeds from the sale totaling $5.3 million of which approximately $2.6 million was used to retire the then existing mortgage. In April 2004, the Company completed the purchase of its embroidery and distribution facility in Oceanside, California for approximately $13.7 million. The Company applied the tax deferred gain on sale of the old facility to reduce the cost basis of the new facility, for tax purposes, utilizing a tax-deferred exchange under Internal Revenue Code Section 1031.
     During the third quarter of fiscal 2004, the Company completed the acquisition of all of the membership interests in Gekko, a leading designer, producer and distributor of headwear and apparel under The Game and Kudzu brands. Ashworth intends that a majority of the selling members remain with Ashworth and continue to operate the newly acquired subsidiary both as it previously existed and with the additional opportunity to sell the Ashworth and Callaway Golf apparel brands into Gekko’s traditional markets.
     The purchase price for the acquisition was $24 million, consisting of $23 million in cash and a $1 million promissory note with up to an additional $6.5 million paid to the remaining members of Gekko management if the subsidiary achieves certain defined earnings before interest and taxes (“EBIT”) and other operating targets over approximately the next three years or through Ashworth’s fiscal year 2008. For the year ended October 31, 2005 and from the date of acquisition through October 31, 2004, the subsidiary achieved the specified EBIT and other operating targets, entitling the remaining members of Gekko management to additional payments of $1.2 million and $0.5 million, respectively.
     In connection with the Gekko acquisition, Ashworth entered into a new, secured 5-year bank facility comprised of a $20 million term loan and a $35 million line of credit replacing its then existing $55 million facility. To finance the cash purchase price of the acquisition, Ashworth utilized the term loan together with part of the new line of credit. See “Capital Resources and Liquidity” below.
     Also during the third quarter of fiscal 2004, the Company recorded a pretax charge of approximately $3 million related to a settlement to conclude the securities class action lawsuit brought in 1999 against the Company and certain current and former directors and officers in the United States District Court for the Southern District of California. The litigation was brought on behalf of a class of investors who purchased the Company’s stock in the open market between September 4, 1997 and July 15, 1998. Under the settlement, all claims were dismissed and the litigation was concluded in exchange for a payment of $15.25 million, approximately 82% of which was paid by Ashworth’s insurance carriers. As part of the settlement, the Company also agreed to adopt modifications to certain corporate governance policies.
     Innovation. The Company continues to emphasize innovation and new products. Staying ahead of the market and giving its customers new and better products enables the Company to remain strong in very competitive market conditions.
     The Ashworth product lines continue to evolve as the Company seeks to maintain its leadership role in the golf industry. The EZ-TECHTM products continue to be the industry standard in 100% all cotton performance. EZ-TECH resists fading, pilling and shrinking and is now used in bottoms, pullovers and polo shirts. EZ-TECH products are sold in all channels of distribution.
     During 2005, the Company continued to develop its product lines and has recently released the new Ashworth Weather Systems (“AWS”) Collection. AWS represent some of the most innovative performance products in the industry, and is merchandised as a three layer performance system for all climates and conditions. The introduction of AWS positions the Company to expand its market leadership position beyond its traditional golf apparel offerings, meeting the increased performance demands of today’s golf apparel consumer.
     The Callaway Golf apparel brand has grown in its diversity to include Sport and Collection product for men as well as the recent introduction of Callaway Golf apparel for women. In addition, the recently introduced X Series product line has had a complimentary global reception because of its technical and moisture management characteristics.
     The diversity of the Ashworth and Callaway Golf Apparel lines helps the Company maintain its focus on multi-brand, multi-channel growth initiatives.
     Preparing For Additional Growth. The Company’s new EDC opened on November 1, 2004. Its operations in the first three quarters of fiscal 2005 were not as efficient as originally planned primarily due to issues caused by the programming requirements necessary to have the many varied systems work together. Management believes these issues were largely resolved in the fourth quarter of fiscal 2005 and most of the expected efficiencies are now being realized. The Company currently has sufficient capacity to accommodate planned growth for the next few years. It also owns the adjoining seven acres which should accommodate any future expansion requirements. In addition, the Company recently signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system to be installed over the next two fiscal years. The current computer system was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business. The new ERP system is expected to provide management with timely, consolidated information to gain better visibility into our business drivers.
Fiscal 2005 Compared To Fiscal 2004
     Consolidated net revenues were $204.8 million for fiscal 2005, an increase of 18.3% from net revenues of $173.1 million in fiscal 2004. The increase was primarily due to the addition of Gekko’s net revenues of $37.5 million for the entire year in fiscal 2005 compared to $13.6 million in net revenues from Gekko for approximately four months in fiscal 2004. Excluding Gekko, domestic net revenues for fiscal 2005 increased 2.8% to $134.4 million from $130.8 million in fiscal 2004 primarily due to our corporate and Company stores channels which increased by 8.6% and 46.7%, respectively. The increase in corporate sales was driven by increased promotional spending while the increase in the Company stores sales was due to the net addition of four new stores. These increases were partially offset by an 11.8% decrease in our retail channel whose decline is attributed to significantly higher markdown allowances both granted and provided for to compensate our vendors for products that had less than expected sell-through in a highly promotional department store environment. Net revenues from the Company’s Ashworth, U.K. Ltd subsidiary increased by $4.3 million or 22.5% to $23.4 million in fiscal 2005 from $19.1 million in fiscal 2004. Sales growth in the U.K. was consistent in most channels and geographic areas for both the Ashworth and Callaway Golf apparel brands, and most product categories.
     The gross profit margin for fiscal 2005 decreased to 37.6% as compared to 41.7% in fiscal 2004. The decrease was primarily due to increased markdown allowances from lower than anticipated full priced sell-through of both apparel lines, an increase in inventory reserves due to a significant build up of excess domestic inventory in the third quarter of fiscal 2005 and the subsequent required discounting of product in the fourth quarter of fiscal 2005 to clear the excess inventory, and inefficiencies experienced at the Company’s U.S. EDC.
     Selling, general and administrative (“SG&A”) expenses increased 39.5% to $75.4 million in fiscal 2005 compared to $54.1 million in fiscal 2004. As a percentage of net revenue, SG&A expenses increased to 36.8% of net revenues in fiscal 2005 as compared to 32.2% in fiscal 2004. Primary drivers of the higher SG&A included 12 versus four months of expenses from Gekko, the net addition of four new Company stores, higher sales promotions expense, EDC direct labor expense overruns, and various professional fees associated with the documentation of various internal controls to comply with Sarbanes-Oxley Section 404 requirements.
     Net other expenses were $2.8 million for fiscal 2005 compared to $4.4 million in fiscal 2004. The balance in fiscal year 2004 included a $3 million charge related to the settlement of the class action lawsuit recorded in the third quarter of fiscal 2004 with the remaining balance primarily comprised of interest expense. The balance in fiscal year 2005 is primarily due to a full year’s interest of $0.6 million related to the $11.7 million, 10-year, fixed rate term loan for the purchase of the new distribution center building in March 2004, as well as the full year’s interest of $0.9 million related to the $20 million five-year, fixed rate term loan for financing of the Gekko acquisition that was consummated in July 2004.
     The effective income tax (benefit) rate applicable to the Company for fiscal 2005 increased to (43.6%) compared to 40% effective income tax rate for fiscal 2004. The increase in the effective income tax (benefit) rate for fiscal 2005 compared to the effective income tax rate for fiscal 2004 results from a change in the mix of taxable income and loss between entities consolidated for tax filing in the United States and Ashworth, U.K., Ltd and the tax rate differential between the tax jurisdictions.
     During fiscal 2005, the Company recorded a loss of $0.7 million or $0.05 per diluted share, as compared to a net income of $8.2 million, or $0.60 per diluted share, in the prior year. The decrease in net income for fiscal 2005 was primarily attributable to the lower gross profit margins and higher SG&A expenses as outlined above.
Fiscal 2004 Compared To Fiscal 2003
     Consolidated net revenues were $173.1 million for fiscal 2004, an increase of 15.8% from net revenues of $149.4 in fiscal 2003. The increase resulted primarily from the 27.1% increase for the Callaway Golf apparel product line to $39.2 million in fiscal 2004 from $30.8 million in fiscal 2003 and approximately four months revenue of $13.6 million from the acquisition of Gekko. Excluding Gekko, domestic net revenues for fiscal 2004 increased 3.5% to $130.8 million from $126.4 million in fiscal 2003 primarily due to increased net revenues in the retail channel, which increased by $3.7 million or 26.3%. The increase in the retail channel is attributed to improved floor presentations, floor space, and balanced assortments that drove increased market share within the stores and thus increased the average order size. International net revenues increased by $5.6 million or 24.5% to $28.7 million in fiscal 2004 from $23.1 million in fiscal 2003. The increase was primarily due to higher revenues in the Company’s U.K. subsidiary and Canadian divisions, of which $2.6 million was due to the weakening of the U.S. dollar against the British pound and Canadian dollar during fiscal 2003. The remaining increase was primarily due to higher revenues in the Company’s U.K. subsidiary where the sources of sales expanded from 23 to 29 European countries, expanded their product line and moved into a new distribution center facility which allowed operations to process orders more efficiently. Net revenues from the Company’s U.K. subsidiary in fiscal 2004 increased by $4.9 million or 34.2% and revenue from the Canadian divisions increased by $0.6 million or 10.1% as compared to net revenues in fiscal 2003.
     The gross profit margin for fiscal 2004 increased to 41.7% as compared to 40.7% in fiscal 2003 primarily due to improved sourcing and inventory management systems as well as a favorable mix introduced by Gekko’s higher gross margin product lines.
     SG&A expenses increased 12.4% to $54.1 million in fiscal 2004 compared to $48.1 million in fiscal 2003. As a percentage of net revenue, SG&A expenses decreased to 31.2% of net revenues in fiscal 2004 as compared to 32.2% in fiscal 2003. The decrease in SG&A as a percentage of net revenues was primarily due to net gains on disposal of fixed assets of $1.5 million in fiscal 2004 compared to net losses on disposal of fixed assets of $42,000 in fiscal 2003 as well as fixed expenses being spread over higher net revenues, partially offset by higher costs associated with preparing for the opening of the new distribution center and four months of Gekko operations.
     Net other expenses were $4.4 million for fiscal 2004 compared to $0.5 million in fiscal 2003 primarily due to the $3.0 million charge related to the settlement of the class action lawsuit booked in the third quarter of fiscal 2004, a $0.5 million increase in interest expense as well as a decrease in foreign currency gain in fiscal 2004 as compared to fiscal 2003 of approximately $0.2 million. Interest expense increased to $1.4 in fiscal 2004 from $0.9 million in fiscal 2003 due primarily to additional interest of $0.3 million related to the $11.7 million, 10-year, fixed rate term loan for the purchase of the new distribution center building, as well as additional interest of $0.4 million related to the $20,000,000 five-year, fixed rate term loan for financing of the Gekko acquisition.
     The effective income tax rate applicable to the Company for fiscal 2004 remained at 40.0% as compared to fiscal 2003.
     During fiscal 2004, the Company earned net income of $8.2 million as compared to net income of $7.3 million in fiscal 2003. The increase in net income for fiscal 2004 was primarily attributable to the higher net revenues, increased gross margins, lower SG&A expenses as a percentage of revenues, as outlined above, and the acquisition of Gekko on July 6, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Liquidity
     The Company’s primary sources of liquidity are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales activities, as well as for general working capital purposes. Ashworth’s need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory early during this period to provide product for shipment for the spring/summer selling season.

     On July 6, 2004, the Company entered into a business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders (collectively referred to as the “Bank”). The loan agreement was comprised of a $20 million term loan and a $35 million revolving credit facility, due to expire on July 6, 2009 and is collateralized by substantially all of the assets of the Company, other than the Company’s EDC in Oceanside, California.
     Under this loan agreement, interest on the $20 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the Bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) ratio (the “Applicable Rate”). At October 31, 2005, the Applicable Rate was 6.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a). The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74 million plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum EBITDA determined on a rolling four quarter basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and equipment rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
     At October 31, 2005, the Company was not in compliance with the following financial covenants:

		Ratio/Amount at
Financial Covenant	Requirement	October 31, 2005
Minimum tangible net worth	$81,922,000	$78,126,000

Minimum EBITDA	$22,000,000	$6,211,000

Fixed charge coverage ratio	1.25 to 1	(.52) to 1

Maximum capital expenditures	$6,400,000	$7,576,000
     On January 26, 2006, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Revolving/Term Loan Credit Agreement (“Credit Agreement”) to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised agreement, the revolving loan commitment was adjusted to $42.5 million and the term loan commitment was adjusted to $6.833 million. Based on the revised Credit Agreement, the term loan shall commence January 31, 2006 and have equal installments of principal in the amount of $125,000, plus all accrued interest, on account of the term loan, with the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
     Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 and the cash flow statement for the year ended October 31, 2005 in the accompanying financial statements have been adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005. See “Note 5 – Line of Credit,” in the accompanying financial statements.
     The Credit Agreement was also modified to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the Bank shall not be obligated to advance funds under the revolving loan at any time that Company’s aggregate obligations to the Bank exceed the sum of (a) seventy five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the Bank under the referenced facilities exceed the permitted sum, the Company shall immediately repay to the Bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants under the Credit Agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of this agreement,

2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1.00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1.00,

3)	Capital expenditures are not to exceed $7 million in any fiscal year,

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1.00; provided that, for the fiscal quarter ending January 31, 2006, the fixed charge coverage ratio shall not be less than 0.80 to 1.00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4,400,000 shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4,000,000 through the fiscal year ending October 31, 2006, and

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million was eliminated.
     The line of credit under the Credit Agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the Credit Agreement totaled $4.3 million at October 31, 2005 as compared to $4.1 million outstanding at October 31, 2004. The Company had $19.5 million outstanding against the revolving credit facility under the Credit Agreement at October 31, 2005, compared to $2.5 million outstanding at October 31, 2004. The increase in borrowings under the revolving credit facility is primarily due to the resources required to fund payments on the term loan, including payments required under the Fourth Amendment; the net addition of four new outlet stores; higher sales promotion expense; estimated income tax prepayments; EDC variable cost overruns and expenses associated with the documentation of various internal controls to address Sarbanes-Oxley Section 404 requirements. The Company had $7.5 million outstanding on the term loan under the Credit Agreement at October 31, 2005 versus

$19 million as of October 31, 2004. The decrease in borrowings on the term loan is due to payments, including the $7.5 million dollar payment required under the Fourth Amendment. At October 31, 2005, $18.7 million was available for borrowings against the revolving credit facility under this loan agreement, subject to borrowing base limitations.
     On August 30, 2004, the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) thereby completing the Master Equipment Lease Agreement (the “Lease”), dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the Lease, the Company is leasing the equipment for its distribution center in Oceanside, California. The aggregate cost of the equipment was approximately $10.4 million. The initial term of the Lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes), (2) renew the Lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the Lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the Lease.
     During fiscal year 2005, cash used in operations was $0.9 million as compared to $12.2 million provided by operations during fiscal 2004 primarily due to the net loss of $0.7 million for fiscal year 2005 as compared to the net income of $8.2 million for fiscal year 2004 as well as estimated income tax payments made in excess of the Company’s income tax liability of approximately $4.0 million.
     During fiscal 2005, common stock and capital in excess of par value increased by $2.6 million of which $2.1 million is due to the issuance of 368,000 shares of common stock on the exercise of options and $0.5 million due to the related tax benefit.
     On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for its distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and is used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13.7 million and entered into a secured loan agreement with a bank to finance $11.65 million of the purchase price. The loan is amortized over 30 years, but is due and payable on May 1, 2014. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC, LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC, LLC is a wholly owned limited liability company organized under the laws of the state of Delaware and its results are reported in the condensed consolidated statements included in this report.
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

Contractual Obligations
     The following table sets forth our contractual obligations as of October 31, 2005 (in 000’s):

		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt	$19,664	$2,344	$3,871	$2,991	$10,458
Line of Credit Obligations	19,500	19,500	—	—	—
Capital lease obligations	22	22	—	—	—
Operating lease obligations	34,400	3,715	8,260	8,285	14,140
Endorsement contracts	6,888	1,408	1,480	2,000	2,000
Minimum licensing guarantees	23,906	3,983	8,963	8,960	2,000
Purchase obligations	37,399	37,399	—	—	—
Other long-term liabilities	264	90	174	—	—

Totals	$142,043	$68,461	$22,748	$22,236	$28,598

Currency Fluctuations
     Ashworth U.K., Ltd. is a wholly-owned subsidiary of the Company operating in England which maintains its books of account in British pounds. Ashworth Canada and Ashworth Golf Apparel Canada are divisions of the Company operating in Canada and maintain their books of account in Canadian dollars. For consolidation purposes, the assets and liabilities of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are converted to U.S. dollars at the month-end exchange rate and results of operations are converted using an average rate during the month. A translation difference arises for share capital and retained earnings, which are converted at rates other than the month-end rate, and this amount is reported in the stockholders’ equity section of the balance sheets.
     Ashworth U.K., Ltd. sells the Company’s products to other countries in Europe, with revenues largely denominated in the local currency. Fluctuations in the currency rates between the United Kingdom and those other countries give rise to a loss or gain that is reported in earnings. (See “Note 1 to Consolidated Financial Statements, Foreign Currency”).
     Ashworth Canada and Ashworth Golf Apparel Canada sell the Company’s products within Canada with the revenues denominated in Canadian dollars; ordinarily there is no transaction adjustment for currency exchange rates for the Company.
     All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rates for the Company. However, with respect to export revenues to Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada, the foreign entities are at risk on their indebtedness to Ashworth, Inc. The foreign entities maintain their accounts with Ashworth, Inc. in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This remeasurement is either income or expense in each entity’s financial statements. When the financial statements of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are consolidated with the financial statements of Ashworth, Inc., the gain or loss on transactions that are of a long-term investment nature is eliminated from the income statement and appears in the stockholders’ equity section of the consolidated balance sheet under “Accumulated other comprehensive income (loss).”

     The Company purchases nearly all of its products from offshore manufacturers. All of these purchases were denominated either in U.S. dollars, or in British pounds for Ashworth U.K., Ltd. and consequently there was no foreign currency exchange risk related to these transactions apart from the foreign currency exchange risk associated from translating the financial statements of Ashworth U.K., Ltd from the functional currency of British pounds to the reporting currency of U.S. dollars.
Inflation
     Management believes that inflation has not had a material effect on our results of operations during the three most recent fiscal years. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s results of operations.
New Accounting Standards
     In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchases. The guidance is effective for periods beginning after June 29, 2005. The Company’s adoption of EITF 05-6 did not have a significant effect on its financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee or director services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee or director services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee or director is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The cost of employee or director services received shall be measured at its then current fair value and then remeasured at fair value at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement also requires that, as of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under SFAS No. 123 shall apply the modified prospective application transition method. For periods before the required effective date, public entities may elect to apply the modified retrospective application transition method. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending October 31, 2005 using the modified prospective application transition method. Under that method, the provisions of the Statement apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.
     In March 2005, the SEC issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123 (R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements. Based on unvested stock option grants outstanding at December 31, 2005, management estimates that the impact from adopting SFAS No. 123 (R) together with the guidance provided by SAB 107 will reduce net income or increase net loss by approximately $320,000 for the year ending October 31, 2006.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement is issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
     The Company’s debt consists of a term loan, mortgage note, notes payable, capital lease and line of credit obligations which had a total balance of $39.2 million at October 31, 2005. The debt bears interest at fixed rates ranging from 3.5% to 8.26%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $19.5 million outstanding at October 31, 2005 on its revolving line of credit with interest charged at the Bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to EBITDA ratio (the “Applicable Rate”). At October 31, 2005, the Applicable Rate was 6.75%. A hypothetical 10% increase in interest rates during the year ended October 31, 2005 would have resulted in a $42,000 increase in the net loss.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s U.K. subsidiary from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements with respect to the Company are submitted herewith:
1.	Reports of Independent Registered Public Accounting Firms, pages F-1 and F-2.

2.	Consolidated Balance Sheets – October 31, 2005 and 2004, pages F-3 and F-4.

3.	Consolidated Statements of Operations for the years ended October 31, 2005, 2004 and 2003, page F-5.

4.	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2005, 2004 and 2003, page F-6.

5.	Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003, page F-7 and F-8.

6.	Notes to Consolidated Financial Statements, pages F-9 through F-37.

7.	Reports of Independent Registered Public Accounting Firms, pages F-38 and F-39.

8.	Supplementary Schedule, page F-40.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Pursuant to its periodic review of its outside audit requirements, the Audit Committee of the Company’s Board of Directors requested proposals for its independent auditor services and interviewed several accounting firms in connection with selecting the Company’s independent auditor for its 2005 fiscal year. As a result of this process, on March 16, 2005, the Audit Committee dismissed KPMG LLP (“KPMG”) as the Company’s independent auditor and approved the engagement of Moss Adams LLP (“Moss Adams”), effective March 17, 2005, to serve as the Company’s independent auditor for its fiscal year ended October 31, 2005. Pursuant to the Audit Committee’s Charter in which the Audit Committee is provided the sole authority to terminate and to appoint the Company’s independent auditor, the dismissal of KPMG and the appointment of Moss Adams was approved solely by the Audit Committee.
     The reports issued by KPMG on the financial statements of the Company for the fiscal years ended October 31, 2004 and 2003 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended October 31, 2004 and 2003, and the subsequent interim period through March 16, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports. In addition, during the fiscal years ended October 31, 2004 and 2003 and the subsequent interim period through March 16, 2005, there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K .
     During the fiscal years ended October 31, 2004 and 2003, and the subsequent interim period through March 16, 2005, the Company did not consult with Moss Adams with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events described in Items 304 (a)(2)(i) and (ii) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of October 31, 2005.

We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-K and quarterly reports on Form 10-Q. The unqualified opinion of our independent registered public accounting firm on our financial statements for the period ended October 31, 2005 is included in this Form 10-K.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005.
As a result of our assessment, management identified three material weaknesses in internal control over financial reporting as of October 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Inadequate Qualified Staffing and Human Resources
As of October 31, 2005, the Company did not employ an adequate number of qualified financial and accounting personnel with sufficient knowledge and technical expertise. Management believes that extenuating circumstances, including the evaluation and contract negotiation of a new global Enterprise Resource Planning (“ERP”) system, poor operating results in the third and fourth quarters of fiscal 2005, the negotiation of a credit facility amendment and the related lender audits and appraisal, and the preparation of due diligence materials for Houlihan Lokey Howard & Zukin, placed substantial demands on the Company’s existing financial and accounting resources during the fiscal 2005 year-end general ledger closing process. Because these unforeseen circumstances and events occurred in rapid succession, management was unable to retain additional financial and accounting resources in a timely manner. The lack of qualified financial and accounting personnel could result in a material accounting error or misstatement in the financial statements.

Inadequate Controls over the Preparation, Analysis, Documentation, and Review of Income Tax Provision
As of October 31, 2005, the Company did not maintain adequate controls over the preparation, analysis, documentation, and review of the income tax provision calculation, and related financial statement disclosures.
Information Technology Super -User Access
As of October 31, 2005, Ashworth’s control procedures did not include adequate review over the completeness and accuracy of computer system logs by several designated information technology “super-users”. These super-users are utilized by the organization to maintain the operational efficiency of the Company’s computer system and have been deemed necessary as part of maintaining the continuing operation of the business. Specifically, the current Enterprise Resource Planning (“ERP”) system used at the Company’s headquarters was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business and requires daily maintenance for the Company to continue operating effectively. Additionally, the system reporting function requires significant data manipulation in order to extract data in a useful format that allows management to effectively manage and report the Company’s financial condition in a timely fashion. Due to the existence of information technology super-user’s unlimited access to the Company’s systems program language and data as well as the lack of management review of the access logs, a material weakness has been identified by management.
Our independent registered public accounting firm, Moss-Adams, LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. That report appears below.
The material weaknesses listed above have not resulted in any audit adjustments to the financial statements for the fiscal year ended October 31, 2005.
MANAGEMENT’S REMEDIATION EFFORTS
Remediation of Qualified Financial and Accounting Personnel
Management is currently recruiting additional qualified personnel for certain key positions within the Company’s finance and accounting departments.
Remediation of Controls over the Preparation, Analysis, documentation, and Review of the Income Tax Provision Calculation
Management is currently reviewing the its control policies and procedures with respect to preparation, analysis, documentation, and review of its income tax provision calculation. As part of its remediation plan over the calculation, management is actively recruiting a full time qualified tax professional with the appropriate knowledge and experience, whose duties, among other responsibilities, would include maintaining effective controls over the preparation, documentation, and analysis of the Company’s income tax provision calculation.
Remediation of Information Technology Super User Access
Beginning in February 2005, Ashworth began the process of evaluating various ERP systems and as of December 2005 entered into an agreement with a vendor to purchase and implement a new Global ERP system during fiscal years 2006 and 2007. During the first quarter of 2006, the Company began taking steps toward remediation of the Information Technology super-user access of the legacy system’s material weakness described above, including:
•	Instituting a weekly review of system access logs by the Director of Information Technology

•	The Company has also begun the process to implement a new ERP system across multiple business segments during 2006 to decrease the Company’s reliance on the super-users to maintain the Company’s current ERP system.

•	Management is researching new software applications to provide a complete audit capability enabling the tracking and investigation of file modifications or system changes.
The Company believes that these corrective actions, taken as a whole, will remediate the material weaknesses identified above. The Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions that management deems appropriate given the circumstances.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except as described above, during the fiscal quarter ended October 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ashworth, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ashworth, Inc. and Subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Ashworth, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
1)	Inadequate personnel in finance and accounting — The Company has a lack of human resources within the Company’s finance, accounting, and financial reporting functions. Although the quality of the Company’s current professional accounting staff is sufficient, the number of qualified individuals is insufficient resulting in inappropriately high workloads for the existing staff. Additionally, due to numerous factors, the workload of the Corporate Controller has increased to even a higher level than the rest of the department. Further, the Company’s current internal control structure results in a concentration of a number of key controls with the Corporate Controller. The lack of sufficient qualified professional accountants and the additional increase in the workload and the concentration of key controls with the Corporate Controller increases the likelihood of a material misstatement in the Company’s annual and interim financial statements to a more than remote level.

2)	Inadequate segregation of information technology (“IT”) duties — During our observation and testing of the information technology security access at corporate headquarters in Carlsbad California, we noted that there are 15 people in the IT department (including two contractors/consultants) that have super user level access to the financial application. Windows network administrators use a shared account for administration of the domain, making it difficult to trace activity. The Domain Administrators and Administrators group membership was not sufficiently restricted.

3)	Inadequate analysis, documentation, and review of income tax provision — The Company does not have adequate controls relating to the analysis, documentation, and review of the preparation of the income tax provision and the preparation of financial statement disclosures relating thereto. As a result, the Company does not have sufficient procedures to ensure the income tax provision is appropriately and timely accounted for in the general ledger and disclosed in the financial statements.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report on financial statements dated January 31, 2006 on those financial statements.
In our opinion, management’s assessment that Ashworth, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the control criteria, Ashworth, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to remediation or timing in management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Ashworth, Inc. and Subsidiaries as of and for the year ended October 31, 2005, and our report dated January 31, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
Moss Adams LLP
Irvine, California
January 31, 2006
Item 9 B. OTHER INFORMATION
2006 Annual Meeting of Stockholders
     The Company will announce the time, date and place of the 2006 annual meeting (the “Annual Meeting”) in a future communication. In connection with the Annual Meeting, the Company received a notice from Knightspoint Partners II, LLC (“Knightspoint”) dated December 22, 2005 (the “Knightspoint Notice”) indicating that Knightspoint intends to present the following matters at the Annual Meeting:
•	the nomination of six persons for election as directors of the Company;

•	a proposal to increase the size of the Board of Directors to nine directors;

•	a proposal to amend and restate the Company’s Bylaws to allow stockholders the ability to fill vacancies on the Board of Directors and newly created directorships resulting from an increase in the authorized number of directors;

•	a proposal to amend the Bylaws to allow a special meeting of the stockholders to be called at the request of stockholders owning 15% or more of the Company’s issued and outstanding capital stock and entitled to vote; and

•	a proposal to repeal any new bylaws or amendments to the existing Bylaws adopted by the Board of Directors on or after December 15, 2005 or adopted prior thereto but not publicly disclosed prior to December 15, 2005.
The Company acknowledges that the Knightspoint Notice was timely delivered under the Company’s advance notice Bylaw provision and is currently evaluating the proposals in the Knightspoint Notice. If the Company were to oppose the Knightspoint proposals as not in the Company’s or stockholders’ best interest, management would be forced to expend substantial time and energy which may divert management’s attention from the operations of the Company, as well as incur significant additional costs that would negatively impact the Company’s operating results and financial condition. At this time, management cannot estimate the impact that such proposals will have on the Company’s operating results and financial condition.
Resignation of Chief Financial Officer
     On January 31, 2006, Peter S. Case, the Company’s Chief Financial Officer and Treasurer gave notice of his resignation, effective February 1, 2006. Mr. Case confirmed that his resignation was not a result of any material disagreement with the Company as to the Company’s operations, policies or practices.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item 10 will be included in either the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Directors and Executive Officers” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2006 and is incorporated into this Item 10 by reference.
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
Item 11. EXECUTIVE COMPENSATION.
     The information required by this Item 11 will be included in either the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Executive Compensation” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2006 and is incorporated into this Item 11 by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS.
     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in either the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2006 and is incorporated into this Item 12 by reference.
EQUITY COMPENSATION PLAN INFORMATION
Securities Available for Issuance Under the Company’s Equity Compensation Plans
     The following table provides information with respect to the Company’s equity compensation plans as of October 31, 2005, which plans were as follows: the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Incentive Stock Option Plan (the “ISO Plan”), and the Nonqualified Stock Option Plan (the “NQO Plan”). The ISO Plan and the NQO Plan were each terminated at the time of adoption of the 2000 Plan in December 1999, and no additional awards may be granted under such terminated plans.

(c) Number of
Securities
Remaining Available for
	(a) Number of		Future Issuance under
	Securities to be Issued	(b) Weighted-average	Equity Compensation
	upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by security holders	1,351,000(1)	$7.56	556,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,351,000	$7.56	556,000

(1)	Includes 1,004,000 shares of common stock that may be issued upon exercise of outstanding options under the 2000 Plan and 347,000 shares that may be issued upon exercise of outstanding options under the terminated ISO Plan and NQO Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item 13 will be included in either the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2006 and is incorporated into this Item 13 by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item 14 will be included in either the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2006 and is incorporated into this Item 14 by reference.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a) The following documents are filed as part of this report:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — October 31, 2005 and 2004
Consolidated Statements of Operations for the years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — October 31, 2005, 2004 and 2003

2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Supplementary Schedule
Report of Independent Registered Public Accounting Firm on Supplementary Schedule
Schedule II — Valuation and Qualifying Accounts
3.	Exhibits.

See Item (b) below.
(b) Exhibits
3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)(1)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(b)(2)	Specimen certificate for Options granted under the Founders Stock Option Plan dated November 6, 1992 (filed as Exhibit 4(b)(2) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	First Amended and Restated Executive Employment Agreement effective February 22, 1999 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Employment Agreement effective December 15, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(f) to the Company’s Form 10-Q for the quarter ended January 31, 2001 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(f)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(h)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(h)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(i)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Randall L. Herrel, Sr. (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(j)*	Change in Control Agreement dated November 1, 2000 by and between Ashworth, Inc. and Terence W. Tsang (filed as Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(k)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(l)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(m)	Real Estate Purchase and Sale Agreement and Joint Escrow Instructions effective October 25, 2002 by and between Innovative Development Enterprises, Inc. and Ashworth, Inc. (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(n)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(p)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(q)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(r)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Offer and Acceptance of Executive Employment effective August 30, 2001 by and between Ashworth, Inc. and Gary I. Schneiderman (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(t)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(u)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)	Purchase and Sale Agreement, dated as of December 2, 2003, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(1) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(2)	First Amendment to Purchase and Sale Agreement, dated as of January 29, 2004, by and between Ashworth, Inc. and LBA Inc. (filed as Exhibit 10(w)(2) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(3)	Assignment and Assumption of Purchase and Sale Agreement, effective February 24, 2004, by and between LBA Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(3) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(4)	Lease dated February 24, 2004 by and between Ashworth, Inc. and LBA Industrial Fund-Canyon, Inc. (filed as Exhibit 10(w)(4) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(v)(5)	Exchange Agreement and Supplemental Closing Instructions, dated as of December 3, 2003, by and between Ashworth, Inc. and Asset Preservation, Inc. (filed as Exhibit 10(w)(5) to the Company’s Form 10-Q for the quarter ended January 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)	Assignment and Assumption Agreement, effective April 1, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC and Ashworth, Inc. (filed as Exhibit 10(x)(1) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)	Grant Deed, effective March 30, 2004, by and between Innovative Development Enterprises, Inc., Ashworth EDC, LLC. (filed as Exhibit 10(x)(2) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(3)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(4)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(w)(6)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(x)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(y)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(z)*	Employment Agreement, effective November 1, 2004, by and between Ashworth, Inc. and Per Gasseholm (filed as Exhibit 10.1 to the Company’s Form 8-K on October 12, 2004 (File No. 001-14547) and incorporated herein by reference).

10(aa)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(bb)*	Annual Base Salary for the Company’s Chief Executive Officer Effective as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q on June 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10(cc)*	Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective September 12, 2005 (filed as exhibit 10.1 to the Company’s Form 10Q on September 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10(cc)(1)*	Change in Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman effective September 12, 2005 (filed as exhibit 10.1 to the Company’s Form 10Q on September 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10.1*	Employment Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective September 16, 2005.

10.2*	Change in Control Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective September 16, 2005.

10.3*	Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective September 16, 2005.

10.4*	Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective September 16, 2005.

10.5	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.

21	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm Consent.

23.2	Independent Registered Public Accounting Firm Consent.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter S. Case.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter S. Case.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
(c)	Financial statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
Ashworth, Inc.
We have audited the accompanying consolidated balance sheet of Ashworth, Inc. and subsidiaries as of October 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashworth, Inc. and subsidiaries as of October 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ashworth, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 31, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Moss Adams LLP
Irvine, California
January 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ashworth, Inc.:
     We have audited the accompanying consolidated balance sheet of Ashworth, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashworth, Inc. and subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
San Diego, California
January 27, 2005

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2005 and 2004

	October 31, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,839,000	$5,541,000
Accounts receivable — trade, net (Note 1)	37,306,000	39,264,000
Accounts receivable — other	1,053,000	1,055,000
Inventories, net	46,126,000	49,249,000
Income tax refund receivable	4,036,000	—
Other current assets	6,157,000	4,014,000
Deferred income tax asset	3,441,000	1,697,000

Total current assets	101,958,000	100,820,000

Property, plant and equipment, at cost:
Land	5,732,000	5,732,000
Buildings and improvements	10,483,000	11,348,000
Production and distribution equipment	13,019,000	10,570,000
Furniture and equipment	25,804,000	21,380,000
Leasehold improvements	5,165,000	3,366,000

	60,203,000	52,396,000
Less accumulated depreciation and amortization	(22,121,000)	(17,865,000)

Total property, plant and equipment, net	38,082,000	34,531,000
Goodwill	13,865,000	12,640,000
Intangible assets, net	10,571,000	11,028,000
Other assets	238,000	467,000

Total assets	$164,714,000	$159,486,000

(Continued)
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2005 and 2004

	October 31, 2005	October 31, 2004
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable (Note 5)	$19,500,000	$2,500,000
Current portion of long-term debt (Notes 5 and 6)	2,366,000	4,502,000
Accounts payable	11,149,000	13,959,000
Income tax payable	—	1,157,000
Accrued liabilities:
Salaries and commissions	3,529,000	2,809,000
Other	6,142,000	4,135,000

Total current liabilities	42,686,000	29,062,000

Long-term debt, net of current portion (Notes 5 and 6)	17,320,000	27,186,000
Deferred income tax liability	1,972,000	1,667,000
Other long-term liabilities	174,000	355,000
Stockholders’ equity:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,074,000 and 13,706,000 shares in 2005 and 2004, respectively	14,000	14,000
Capital in excess of par value	44,755,000	42,171,000
Retained earnings	55,382,000	56,109,000
Accumulated other comprehensive income	2,411,000	2,922,000

Total stockholders’ equity	102,562,000	101,216,000

Total liabilities and stockholders’ equity	$164,714,000	$159,486,000

See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended October 31, 2005, 2004 and 2003

	2005	2004	2003
Net revenues	$204,788,000	$173,102,000	$149,438,000
Cost of goods sold	127,875,000	100,972,000	88,627,000

Gross profit	76,913,000	72,130,000	60,811,000

Selling, general and administrative expenses	75,441,000	54,087,000	48,122,000

Income from operations	1,472,000	18,043,000	12,689,000

Other income (expense):
Interest income	62,000	60,000	36,000
Interest expense	(2,372,000)	(1,353,000)	(876,000)
Net foreign currency exchange gain (loss)	(222,000)	191,000	343,000
Other expense, net	(228,000)	(3,269,000)	22,000

Total other expense	(2,760,000)	(4,371,000)	(475,000)

Income (loss) before provision for income taxes	(1,288,000)	13,672,000	12,214,000
Provision (benefit) for income taxes	(561,000)	5,469,000	4,886,000

Net income (loss)	$(727,000)	$8,203,000	$7,328,000

Net income (loss) per share:
Basic	$(0.05)	$0.61	$0.56
Diluted	$(0.05)	$0.60	$0.56

Weighted-average shares outstanding:
Basic	13,872,000	13,401,000	13,006,000
Diluted	13,872,000	13,728,000	13,198,000
See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2005, 2004 and 2003

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
BALANCE,
October 31, 2002	12,949,000	$13,000	$37,185,000	$40,578,000	$(191,000)	$77,585,000
Options exercised	318,000	—	1,848,000	—	—	1,848,000
Tax benefit on options exercised	—	—	197,000	—	—	197,000
Comprehensive income (loss):
Net income	—	—	—	7,328,000	—	7,328,000
Net unrealized losses on cash flow hedges, net of tax	—	—	—	—	(108,000)	(108,000)
Translation adjustment	—	—	—	—	1,705,000	1,705,000

Total comprehensive income	—	—	—	7,328,000	1,597,000	8,925,000

BALANCE,
October 31, 2003	13,267,000	13,000	39,230,000	47,906,000	1,406,000	88,555,000
Options exercised	439,000	1,000	2,556,000	—	—	2,557,000
Tax benefit on options exercised	—	—	385,000	—	—	385,000
Comprehensive income (loss):
Net income	—	—	—	8,203,000	—	8,203,000
Net unrealized losses on cash flow hedges, net of tax	—	—	—	—	108,000	108,000
Translation adjustment	—	—		—	1,408,000	1,408,000

Total comprehensive income	—	—	—	8,203,000	1,516,000	9,719,000

BALANCE,
October 31, 2004	13,706,000	14,000	42,171,000	56,109,000	2,922,000	101,216,000
Options exercised	368,000	—	2,064,000	—	—	2,064,000
Tax benefit on options exercised	—	—	520,000	—	—	520,000
Comprehensive loss:
Net loss	—	—	—	(727,000)	—	(727,000)
Translation adjustment	—	—	—	—	(511,000)	(511,000)

Total comprehensive loss	—	—	—	(727,000)	(511,000)	(1,238,000)

BALANCE,
October 31, 2005	14,074,000	$14,000	$44,755,000	$55,382,000	$2,411,000	$102,562,000

See accompanying notes to consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended October 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(727,000)	$8,203,000	$7,328,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,118,000	4,049,000	4,064,000
(Gain) loss on disposal of property, plant and equipment	(1,000)	(1,525,000)	42,000
Decrease (increase) in net deferred income taxes	(1,439,000)	973,000	(159,000)
Provision for doubtful accounts, markdowns and sales returns	7,061,000	3,832,000	2,023,000
Non-cash inventory writedowns	3,337,000	587,000	968,000
Tax benefit from exercise of stock options	520,000	385,000	197,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(5,101,000)	(8,380,000)	802,000
Increase in inventories	(214,000)	(1,905,000)	(4,256,000)
Decrease (increase) in net income tax receivable/payable	(5,193,000)	1,039,000	364,000
Increase in other current assets	(1,974,000)	(897,000)	(240,000)
Decrease (increase) in other assets	(455,000)	(811,000)	47,000
Increase (decrease) in accounts payable	(3,475,000)	5,548,000	(607,000)
Increase in accrued liabilities	1,841,000	1,160,000	903,000
Decrease in other long-term liabilities	(181,000)	(90,000)	(90,000)

Net cash provided by (used in) operating activities	(883,000)	12,168,000	11,386,000

Cash flows from investing activities:
Net purchases of property, plant and equipment	(7,576,000)	(22,006,000)	(3,631,000)
Proceeds from sale of property, plant and equipment	5,000	5,282,000	324,000
Acquisition of subsidiary	(560,000)	(23,678,000)	—

Net cash used in investing activities	(8,131,000)	(40,402,000)	(3,307,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(79,000)	(169,000)	(169,000)
Borrowings on line of credit	40,900,000	38,055,000	44,602,000
Payments on line of credit	(31,400,000)	(41,100,000)	(52,327,000)
Bank overdrafts	715,000	366,000	—
Proceeds from long-term debt	—	31,650,000	—
Debt issuance costs	—	(376,000)	(333,000)
Principal payments on notes payable and long-term debt	(4,423,000)	(3,729,000)	(385,000)
Proceeds from exercise of stock options	2,064,000	2,557,000	1,848,000
Restrictions on cash	10,000	(19,000)	(224,000)

Net cash provided by (used in) financing activities	7,787,000	27,235,000	(6,988,000)

Effect of exchange rate changes on cash	(475,000)	1,516,000	1,597,000

Net (decrease) increase in cash and cash equivalents	(1,702,000)	517,000	2,688,000
Cash and cash equivalents, beginning of year	5,541,000	5,024,000	2,336,000

Cash and cash equivalents, end of year	$3,839,000	$5,541,000	$5,024,000

(Continued)
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended October 31, 2005, 2004 and 2003

	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $0, $127,000 and $76,000 in 2005, 2004 and 2003, respectively	$1,643,000	$672,000	$582,000
Income taxes paid, net of refunds	4,779,000	3,029,000	4,179,000

Supplemental disclosure of non-cash financing activities:
Repayment of term loan from borrowings against line of credit (Note 5)	7,500,000	—	—

Supplemental disclosures of noncash transactions:
During the year ended October 31, 2004, the Company purchased all of the members’ interests of Gekko Brands, LLC for $23,678,000. In conjunction with the acquisition liabilities were assumed as follows:

Fair value of assets acquired:		$27,324,000
Cash paid for members’ interests		(23,678,000)

Liabilities assumed, including $1,000,000 note payable to sellers		$3,646,000

See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) The Company and Summary of Significant Accounting Policies
Business
Ashworth, Inc. (the “Company”), based in Carlsbad, California, designs, markets and distributes quality men’s and women’s sports apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu®, and The Game® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market.
In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The initial Callaway Golf apparel products shipped in April of 2002.
The Company has wholly-owned subsidiaries that currently own and operate 13 Company outlet stores. A wholly-owned United Kingdom subsidiary distributes the Company’s products in Europe. The Company established one division in 1998 to sell and distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.
On July 6, 2004, Ashworth, Inc. completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game and Kudzu brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Ashworth, Inc., and the selling members identified therein. Ashworth intends that the operations of this subsidiary will continue to focus on designing, producing and distributing headwear and apparel.
The Company, together with its subsidiaries and divisions, had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $32,894,000, $28,706,000 and $23,058,000 in the years ended October 31, 2005, 2004 and 2003, respectively. The Company’s wholly-owned United Kingdom subsidiary, Ashworth U.K., Ltd., had net revenues of $23,416,000, $19,117,000 and $14,245,000 and operating income of $1,976,000, $2,380,000 and $1,352,000 in the years ended October 31, 2005, 2004 and 2003, respectively. Ashworth U.K., Ltd. had identifiable assets of $18,999,000 and $18,430,000 as of October 31, 2005 and 2004, respectively.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Accounts Receivable
The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets consists of amounts due from customers net of allowances for doubtful accounts and reserves for sales returns, markdowns and other allowances. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. The following table summarizes the activity in the allowance for doubtful accounts for the years ended October 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance, beginning of year	$1,170,000	$726,000	$2,643,000

Provision for doubtful accounts	550,000	977,000	750,000
Deductions	(477,000)	(533,000)	(2,667,000)

Balance, end of year	$1,243,000	$1,170,000	$726,000

Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the reserves for sales returns, markdowns and other allowances. See “Note 1 – Summary of Significant Accounting Policies and Business — Revenue Recognition,” below.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, freight-in and overhead. Inventory write-downs are permanent reductions of cost until the inventory is sold. Below is a summary of the components of net inventories at October 31, 2005 and 2004:

	2005	2004
Raw Materials	$146,000	$123,000
Finished Goods	45,980,000	49,126,000

Total Inventories, net	$46,126,000	$49,249,000

Inventories are presented net of inventory writedowns at October 31, 2005 and 2004 of $3,837,000 and $753,000, respectively .

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
The Company capitalized no interest during the year ended October 31, 2005 and $127,000 and $76,000 during the years ended October 31, 2004 and 2003, respectively, related to construction in progress.
On February 24, 2004, the Company sold land and two buildings located in Carlsbad, California used in its distribution operation for $5,747,000 and recorded a gain on disposal of fixed assets of $1,589,000. Net of selling costs, the Company realized cash proceeds from the sale totaling $5,272,000. The land, buildings and other assets were reported in the Company’s domestic segment and were sold as a unit on an “as is” basis. As a result of the sale, the Company paid the $2,610,000 balance due on the mortgage relating to the subject property. The Company entered into a lease agreement to lease the facility from the new owner. The term of the lease commenced on February 24, 2004 and terminated on December 31, 2004, with an option to renew the term of the lease for a period of 60 days . The Company did not exercise the option to renew the lease past its expiration date of December 31, 2004. Under the terms of the lease agreement the Company paid monthly rent of approximately $47,000 plus taxes, insurance and utilities.
On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for its new distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 200,000 square feet of useable office and warehouse space and is now being used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. See “Note 5 — Long-term Debt” below.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Intangible assets with finite lives continue to be amortized primarily on the straight-line basis over their estimated useful lives.
Other Assets
The Company had $233,000 and $243,000 in restricted cash as of October 31, 2005 and 2004, respectively, recorded in other assets. The restricted cash is in an interest bearing account on deposit with the Company’s bank pursuant to the lease agreement for the office and distribution facility in Basildon, England. The lessor has access to the bank account should the Company fail to pay its monthly rent. The cash will be on deposit for a maximum of five years from the inception of the lease agreement, May 1, 2003.
Advertising Expenses
Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2005, 2004 and 2003 were $1,867,000, $1,869,000 and $1,376,000, respectively.
The Company makes certain payments for cooperative advertising for specific placements in customers’ advertisements and catalogues and includes these costs in the selling, general and administrative line item of its statements of operations. Included in advertising expenses are cooperative advertising expenses of $667,000, $208,000 and $314,000 for the years ended October 31, 2005, 2004 and 2003, respectively.
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the years ended October 31, 2005, 2004 and 2003 were $3,091,000, $2,217,000 and $1,769,000, respectively.
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
Net Income (Loss) Per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options, or other such items, to common shares using the treasury stock method and the weighted-average fair value of the Company’s common shares during the period. (See Note 9, “Net Income (Loss) Per Share” for computation of EPS.)

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Stock Option Plan
The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee and director stock options. Under APB 25, because the exercise price of the Company’s employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The information regarding pro forma net income (loss) and EPS is required by SFAS No. 123 and SFAS No. 148. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
For purposes of the following pro forma disclosures required by SFAS No. 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 3.38% in 2005, 2.49% in 2004 and 2.02% in 2003; expected volatility of 43.2% in 2005, 44.5% in 2004 and 55.5% in 2003; and expected life of 3.60, 3.16 and 2.79 years in 2005, 2004 and 2003, respectively. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero. The weighted-average fair value of options granted was $3.63 in 2005, $2.74 in 2004 and $2.38 in 2003. For each of the years ended October 31, 2005, 2004 and 2003, the Company’s pro forma information is as follows:

	2005	2004	2003
Net income (loss), as reported	$(727,000)	$8,203,000	$7,328,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,457,000)	(249,000)	(201,000)

Pro forma net income (loss)	$(2,184,000)	$7,954,000	$7,127,000

Pro forma net income (loss) per share:
Basic — as reported	($0.05)	$0.61	$0.56
Basic — pro forma	($0.16)	$0.59	$0.55

Diluted — as reported	($0.05)	$0.60	$0.56
Diluted — pro forma	($0.16)	$0.58	$0.54
Diluted per share “as reported” and “pro forma” information for stock-based employee and director compensation for the year ended October 31, 2005 is calculated using basic weighted average shares because the effect of stock options would be anti-dilutive due to the Company’s loss position. The Company did not reflect any stock-based employee and director compensation expense in the consolidated financial statements for the periods presented in the above table.
These pro forma calculations only include the effects of options with grant dates prior to October 31, 2005. As such, the impacts may not be representative of the effects on reported net income or loss in future years.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
From time to time, the Company and its subsidiaries enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated Euro denominated sales and U. S. dollar denominated intercompany inventory purchases by the Company’s wholly-owned U.K. subsidiary. These contracts have maturity dates that do not normally exceed 12 months. The Company estimates the fair value of derivatives based on quoted market prices and records all derivatives on the balance sheet at fair value. The Company had no foreign currency related derivatives at October 31, 2005 or 2004.
For derivative instruments designated as cash flow hedges, the Company initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company records the ineffective portion of the gain or loss, if any, in other income or expense immediately. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. For the year ended October 31, 2005, no gains or losses were reclassified into earnings related to cash flow hedges. For the years ended October 31, 2004 and 2003, the Company reclassified gains of $33,000 and $9,000, respectively, to the net revenues line item of its

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
financial statements and losses of $286,000 and $0, respectively, to the cost of goods sold line item of its financial statements related to cash flow hedges.
For the years ended October 31, 2005, 2004 and 2003, the Company recorded the following activity in accumulated other comprehensive income related to cash flow hedges:

	Years Ended October 31,
	2005	2004	2003
Beginning OCI balance related to cash flow hedges, net of tax	$—	$(108,000)	$—
Add: Net loss recorded in OCI, net of tax	—	(86,000)	(102,000)
Deduct: Net gain (loss) reclassified from OCI into earnings, net of tax	—	(194,000)	6,000

Ending OCI balance related to cash flow hedges, net of tax	$—	$—	$(108,000)

For foreign currency forward contracts designated as cash flow hedges, the Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. During fiscal years ended October 31, 2005, 2004 and 2003, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
Revenue Recognition
The Company recognizes revenue at the time products are shipped based on its terms of FOB shipping point, where risk of loss and title transfer to the buyer or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Provision is made currently for estimated sales returns, markdowns and other allowances and is included in net revenues in the accompanying statements of operations.
Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the reserves for sales returns, markdowns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the reserves for sales returns, markdowns and other allowances s in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The following table summarizes the activity in reserve for sales returns, markdowns and other allowances for the years ended October 31, 2005, 2004 and 2003:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	2005	2004	2003
Balance, beginning of year	$1,268,000	$1,278,000	$1,085,000

Provision for sales returns, markdowns and other allowances	6,511,000	2,855,000	1,273,000
Deductions	(3,672,000)	(2,865,000)	(1,080,000)

Balance, end of year	$4,107,000	$1,268,000	$1,278,000

In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1,442,000 resulting in $1,442,000 in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $873,000 of additional prior seasons’ slower selling inventory (at cost) for an additional $873,000 in future APCs and an extension of the original November 2000 agreement through December 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time, the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. Expenses are recorded when the merchandise or services received are utilized. Barter revenues for the years ended October 31, 2005, 2004 and 2003 were $0, $873,000 and $0, respectively. Barter expenses for the years ended October 31, 2005, 2004 and 2003 were $631,000, $533,000 and $434,000, respectively. At October 31, 2005 and 2004, unused APCs are classified in the accompanying consolidated balance sheet as follows:

	2005	2004
Other current assets	$181,000	$523,000
Other assets, net	—	191,000

Total	$181,000	$714,000

Shipping and Handling Revenue
The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
Royalty Expenses
Royalty expenses are recognized as incurred and are included in the selling, general and administrative expenses line item in the accompanying consolidated financial statements. For the years ended October 31, 2005, 2004 and 2003, royalty expenses were $5,463,000, $3,214,000 and $1,704,000, respectively.
Legal Fees
The Company expenses costs of settlement, damages and costs of defense when incurred. Costs that are probable and estimable are accrued.
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
Reclassifications
Certain reclassifications have been made to the prior year balances in order to conform with the current year presentation.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The purchase price for the Acquisition was $24 million consisting of $23 million in cash, a $1 million promissory note and $0.7 million in acquisition costs. The $1 million note payable is subordinate to the Business Loan Agreement with Union Bank of California, N.A. Up to an additional $6.5 million will be paid to certain selling members of Gekko if the subsidiary achieves certain specific EBIT, as defined in the Membership Interests Purchase Agreement, and other operating targets over approximately the next four years or through Ashworth’s fiscal year 2008. The Company will account for any such contingent payments as additional costs of the acquired entity at the time the contingency is resolved. From July 7, 2004 through October 31, 2004, Gekko achieved certain specified EBIT targets entitling the certain selling members to additional consideration in the amount of $540,000. The resulting liability and adjustment to goodwill are reflected in the accompanying financial statements at October 31, 2004.
Ashworth intends that the operations of this subsidiary will continue to focus on designing, producing and distributing headwear and apparel. Gekko will be included in the Company’s existing reportable domestic segment.
In connection with the Acquisition, Ashworth entered into a new secured 5-year bank facility comprised of a $20 million term loan and a $35 million line of credit replacing its prior $55 million facility. To finance the cash purchase price of the Acquisition, Ashworth utilized the term loan together with part of the new line of credit.
The operating results of Gekko are included in the Company’s consolidated results from the date of acquisition.
The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following table presents the allocation of the aggregate purchase price for Gekko at the date of acquisition, July 6, 2004:

Allocation At
July 7, 2004
Net working capital (net of cash received)	$3,107,000
Property, plant and equipment	1,490,000
Assumed debt	(2,646,000)
Goodwill	12,077,000
Other intangible assets (Note 3)	10,650,000

$24,678,000

The $12,077,000 allocated to goodwill reflects the benefit the Company expects to realize from expanding its distribution into non-golf channels and the value of the assembled workforce at Gekko. The $10,650,000 in other assets includes tradenames, customer relationships, customer sales backlog and non-compete agreements.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Pro Forma Results of Operations
The results of Gekko’s operations have been included in the consolidated financial statements since July 7, 2004. Had the acquisition been completed as of the beginning of fiscal 2003, the Company would have reported actual and pro forma net revenues, net income and basic and diluted net income per share amounts for the years ended October 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003
	Actual	Pro Forma	Pro Forma
Revenues	$204,788,000	$194,214,000	$180,832,000

Income from operations	1,472,000	14,861,000	14,881,000

Net income (loss)	(727,000)	6,772,000	7,984,000

Net income (loss) per share:
Basic	$(0.05)	$.51	$.61
Diluted	(0.05)	.49	.60
Actual diluted loss per share for the fiscal year ended October 31, 2005 was calculated using basic weighted average shares as the effect of stock options would be anti-dilutive due to the Company’s loss position.
(3) Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. Changes in goodwill, tradenames and customer related intangibles during the year ended October 31, 2005 and 2004 were due to the acquisition of Gekko on July 6, 2004. Under terms of the Gekko Membership Interest Purchase Agreement, up to an additional $6,500,000 in additional consideration may be paid to certain selling members of Gekko if the subsidiary achieves certain defined earnings before interest and taxes (“EBIT”) and other operating targets through Ashworth’s fiscal year 2008. The Company accounts for such contingent payments as additional costs of the acquired entity at the time the contingency is resolved. For the year ended October 31, 2005 and for the period from July 7, 2004 through October 31, 2004, Gekko achieved the specified EBIT targets entitling certain selling members to additional consideration in the amount of $1,225,000 and $540,000, respectively. The additional consideration is included in goodwill at October 31, 2005 and 2004, respectively. For the year ended October 31, 2005 and for the period from July 7, 2004 through October 31, 2004, the Company recorded approximately $20,000 and $23,000, respectively, to goodwill related to preacquisition contingencies that were resolved within one year from the date of acquisition. At October 31, 2005 and 2004, goodwill, all of which is in the Gekko segment, totaled $13,865,000 and $12,640,000, respectively. The Company anticipates that the entire amount of goodwill will be deductible for income tax purposes.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following sets forth the intangible assets, excluding goodwill, by major category:

	October 31, 2005			October 31, 2004
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(307,000)	1,223,000	1,530,000	(72,000)	1,458,000
Non-competes	1,372,000	(846,000)	526,000	1,372,000	(680,000)	692,000
Customer sales backlog	190,000	(190,000)	—	190,000	(71,000)	119,000
Trademarks	1,386,000	(1,264,000)	122,000	1,299,000	(1,240,000)	59,000

Total intangible assets	$13,178,000	$(2,607,000)	$10,571,000	$13,091,000	$(2,063,000)	$11,028,000

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful life. At October 31, 2005, the estimated useful lives and weighted average useful lives for finite lived intangible assets were as follows:

		Estimated
	Estimated	Weighted
	Useful Life	Avg. Useful
	(Years)	Life (Years)
Finite life:
Customer lists	3-7	7
Non-competes	5	5
Customer sales backlog	1	1
Trademarks	5	5

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
During the years ended October 31, 2005, 2004 and 2003, aggregate amortization expense was approximately $544,000, $326,000 and $40,000, respectively. Amortization expense related to intangible assets at October 31, 2005 in each of the next five fiscal years and beyond is expected to be as follows:

2006	$431,000
2007	421,000
2008	403,000
2009	261,000
2010	216,000
Thereafter	139,000

Total	$1,871,000

(4) Leases
During the years ended October 31, 2005, 2004 and 2003, the Company did not acquire any equipment under capital leases.
At October 31, 2005 and 2004, the accompanying consolidated balance sheets include the following furniture and equipment under existing capital leases:

	2005	2004
Furniture and Equipment	$554,000	$554,000
Less accumulated amortization	(554,000)	(489,000)

Total furniture and equipment under capital lease, net	$—	$65,000

Amortization of assets held under capital leases is included in depreciation and amortization expense.
On August 30, 2004 the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, the Company leases equipment for its distribution center in Oceanside, California. The aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $129,000. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes); (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease. The Company has determined that the lease meets the criteria for treatment as an operating lease.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The Company and its subsidiaries also lease certain other production, warehouse and outlet store facilities, as well as certain production and office equipment, under operating leases. These leases expire in various fiscal years through July 2015. Rent expense recognized on a straight-line basis for the years ended October 31, 2005, 2004 and 2003 was $6,158,000, $3,654,000 and $2,913,000, respectively. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of October 31, 2005 are:

	Capital	Operating
Years Ending October 31,	Leases	Leases
2006	$23,000	$3,715,000
2007	—	4,053,000
2008	—	4,207,000
2009	—	4,237,000
2010	—	4,048,000
Thereafter	—	14,140,000

Total minimum lease payments	23,000	$34,400,000

Less amount representing interest at 8.26%	(1,000)

Present value of future minimum capital lease payments (Note 6)	$22,000

(5) Line of Credit Agreement
On July 6, 2004, the Company entered into a new business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement is comprised of a $20,000,000 term loan and a $35,000,000 revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s real estate.
Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the Bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) ratio (the “Applicable Rate”). At October 31, 2005, the Applicable Rate was 6.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount available for borrowings during the preceding quarter.
On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a). The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarter basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and equipment rental expense associated with the Company’s new distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the new distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock. At October 31, 2005 the Company was not in compliance with certain of the loan agreement’s financial covenants.
On January 26, 2006, the Company entered into the Fourth Amendment to the Revolving/Term Loan Credit Agreement (the “Credit Agreement”) to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised agreement, the revolving loan commitment was adjusted to $42.5 million and the term loan commitment was adjusted to $6.833 million. Based on the revised Credit Agreement, the term loan shall commence January 31, 2006 and have equal installments of principal in the amount of $125,000, plus all accrued interest, on account of the term loan, with the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 and the cash flow statement for the year ended October 31, 2005 in the accompanying financial statements have been adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
The Credit Agreement was also modified to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the Bank shall not be obligated to advance funds under the Revolving Loan at any time that Company’s aggregate obligations to the Bank exceed the sum of (a) seventy five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the Bank under the referenced facilities exceed the permitted sum, the Company shall immediately repay to the Bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants under the Credit Agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of this agreement,
2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least .90:1.00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1.00,

3)	Capital expenditures are not to exceed more than $7 million in any fiscal year,

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1.00; provided that, for the fiscal quarter ending January 31, 2006, the fixed charge coverage ratio shall not be less than 0.80 to 1.00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4,400,000 shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4,000,000 through the fiscal year ending October 31, 2006, and

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million was eliminated.
The line of credit under the Credit Agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the Credit Agreement totaled $4.3 million at October 31, 2005 as compared to $4.1 million outstanding at October 31, 2004. Including the effects of the Fourth Amendment to the Agreement, the Company had $19.5 million outstanding against the revolving credit facility at October 31, 2005, compared to $2.5 million outstanding at October 31, 2004. Also including the effects of the Fourth Amendment, the Company had $7.5 million outstanding on the term loan at October 31, 2005 compared to $19.0 million at October 31, 2004. At October 31, 2005, $18.7 million was available for borrowings against the revolving credit facility under the Credit Agreement subject to the borrowing base limitations.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(6) Long-term Debt
Amounts outstanding under long-term debt agreements at October 31, 2005 and 2004 consist of the following:

	2005	2004
Term loan payable to a bank, bearing interest at 5.4%, payable in monthly payments of $333,000 plus interest through December 31, 2005 and $125,000 plus interest thereafter and through maturity of July 6, 2009, collateralized by substantially all of the Company’s assets, excluding real estate. (Note 5)	$7,500,000	$19,000,000

Note payable to a bank, bearing interest at 5.0%, payable in monthly principal and interest payments of $63,000 through April 2014, with a balloon payment of approximately $9,700,000 payable at maturity of May 1, 2014; collateralized by land and building	11,404,000	11,572,000

Subordinated note payable to a third party, bearing simple interest at 3.5%, payable in annual principal payments of $250,000 plus interest on the outstanding principal balance due June 30, 2006, 2007 and 2008	750,000	1,000,000

Note payable to a finance company, bearing interest at 3.9%, payable in monthly payments of principal and interest $471 through maturity of July 26, 2007	10,000	15,000

Capital lease obligations (Note 4)	22,000	101,000

	19,686,000	31,688,000
Less current portion	(2,366,000)	(4,502,000)

Long-term debt	$17,320,000	$27,186,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Future maturities of long-term debt and capital lease obligations at October 31, 2005 are as follows:

Years Ending October 31,
2006	$2,366,000
2007	1,933,000
2008	1,938,000
2009	2,781,000
2010	210,000
Thereafter	10,458,000

Total	$19,686,000

(7) Employees’ 401(k) Plan
The Company maintains a defined contribution retirement plan covering substantially all full-time employees. Company contributions, which are voluntary and at the discretion of the Company’s Board of Directors, are currently being made at 50% of the amount the employee contributes up to 3% of compensation. The Company’s expense for the years ended October 31, 2005, 2004 and 2003 was $249,000, $281,000 and $249,000, respectively.
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
As of October 31, 2005, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had outstanding options covering 1,005,000 shares of common stock with exercise prices ranging from $4.25 to $11.78 and expiration dates between May 2010 and October 2015. At October 31, 2005, a total of 556,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2005, the Company still had options covering 346,000 shares of common stock outstanding under the Terminated Plans with exercise prices ranging from $4.16 to $11.00 and expiration dates between December 2005 and November 2007.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following is a summary of stock option activity under the 2000 Plan and the Terminated Plans for the fiscal years ended October 31, 2003, October 31, 2004 and October 31, 2005:

	Shares
	underlying	Option exercise price per share
	outstanding				Weighted
	options	Range			average
Balance at October 31, 2002	2,517,000	$3.50	—	$16.94	$7.06
Granted	101,000	5.40	—	6.44	6.35
Exercised	(318,000)	3.50	—	6.88	5.81
Canceled or Expired	(98,000)	5.59	—	11.00	8.73

Balance at October 31, 2003	2,202,000	4.00	—	16.94	7.16
Granted	229,000	7.98	—	8.96	8.18
Exercised	(439,000)	4.00	—	7.19	5.82
Canceled or Expired	(340,000)	4.16	—	16.94	9.33

Balance at October 31, 2004	1,652,000	4.00	—	16.94	7.26
Granted	470,000	6.87	—	11.78	10.07
Exercised	(368,000)	4.03	—	10.19	5.42
Canceled or Expired	(403,000)	6.00	—	16.94	11.19

Balance at October 31, 2005	1,351,000	4.00	—	16.94	7.56

The Company did not incur any stock-based employee compensation expense for the periods presented in the above table.
The following is a summary of stock options outstanding at October 31, 2005:

			Options outstanding			Options exercisable
				Weighted-
				average	Weighted-		Weighted-
			Number	remaining	average	Number	average
Range of			outstanding	contractual	exercise	exercisable	exercise
exercise prices			(shares)	life	price	(shares)	price
$ 4.00	—	$6.75	525,000	3.1	$5.33	513,000	$5.31
$ 6.76	—	$11.75	814,000	7.2	$8.94	774,000	$9.05
$ 11.76	—	$16.94	12,000	9.4	$11.78	12,000	$11.78

			1,351,000	5.6	$7.26	1,299,000	$7.60

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
On October 26, 2005, the Company’s Board of Directors approved the accelerated vesting of all currently outstanding, “out-of-the-money,” unvested stock options (the “Options”) to purchase shares of common stock of the Company. These Options were previously awarded to directors, officers, and employees under the 2000 Amended and Restated Equity Incentive Plan. These Options have an exercise price greater than $6.97, the closing price on October 26, 2005, which is the effective date of the acceleration. Outstanding unvested options that are “in-the-money” will not be subject to acceleration and will continue to vest in accordance with their normal schedule.
Options to purchase approximately 328,000 shares of Ashworth, Inc. common stock, which would otherwise have vested from time to time over the next three years, became immediately exercisable as a result of the Board of Directors’ actions. The number of shares and exercise prices of the Options subject to the acceleration are unchanged. The remaining terms for each of the Options granted remain the same.
At October 31, 2005 and 2004 , the number of shares of common stock underlying exercisable options was 1,299,000 and 1,431,000, respectively, and the weighted-average exercise price of those options was $7.60 and $7.19, respectively.
Comprehensive Income
The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the components of other comprehensive income for the periods presented:

	Years ended October 31,
	2005	2004	2003
Net unrealized gains (losses) on cash flow hedges, net of tax effect of $0, ($72,000) and $72,000 for 2005, 2004 and 2003, respectively	$—	$108,000	$(108,000)
Foreign currency translation	(511,000)	1,408,000	1,705,000

Total other comprehensive income	$(511,000)	$1,516,000	$1,597,000

(9) Net Income (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Years ended October 31,
	2005	2004	2003
Numerator:
Net Income (Loss)
Numerator for basic and dilutedincome (loss) per share —available to common stockholders	$(727,000)	$8,203,000	$7,328,000

Denominator:
Denominator for basic income (loss) per share — weighted average shares	13,872,000	13,401,000	13,006,000
Effect of dilutive securities:
stock options	—	327,000	192,000

Denominator for diluted income (loss) per share — adjusted weighted averageshares and assumed conversions	13,872,000	13,728,000	13,198,000

Diluted income (loss) per share for the year ended October 31, 2005 is calculated using basic weighted average shares as the denominator because the effect of stock options would be anti-dilutive due to the Company’s loss position. The diluted weighted average shares outstanding computation excludes 1,351,000, 317,000 and 918,000 options whose impact would have an anti-dilutive effect in 2005, 2004 and 2003, respectively.
(10) Commitments and Contingencies
Promotional Agreements with PGA Professionals and a Television Personality
The Company has promotional agreements with several PGA professionals, including Fred Couples, a related party at the time of the agreement; Jim Nantz, a television personality and member of the Company’s board of directors until March 24, 2004, a related party; and a management company. Under the terms of these agreements, the Company is or was obligated to pay cash or other compensation and, in some cases, to issue options to purchase shares of the Company’s common stock.
The aggregate annual compensation expense recognized under these agreements using the straight-line method in fiscal 2005, 2004 and 2003 was $1,837,000, $1,888,000 and $1,848,000, respectively. Cash payments made to related parties under these agreements during the years ended October 31, 2005, 2004 and 2003 totaled $1,602,000, $1,581,000 and $1,586,000 respectively. Future minimum commitments under these agreements are as follows:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

		Future Minimum
	Total	Payments to
	Future Minimum	Related
Year Ending October 31,	Payments	Parties
2006	$1,304,000	$1,050,000
2007	1,420,000	1,400,000
2008	1,000,000	1,000,000
2009	1,000,000	1,000,000
2010	1,000,000	1,000,000
Thereafter	1,000,000	1,000,000

	$6,724,000	$6,450,000

Executive Employment Agreements
At October 31, 2005, the Company had executive employment agreements with Randall L. Herrel, Sr., the Chief Executive Officer and President, Peter S. Case, the Executive Vice President, Chief Financial Officer and Treasurer, Peter E. Holmberg, the Executive Vice President of Merchandising, Design and Production, and Gary I. “Sims” Schneiderman, the Executive Vice President of Sales, Marketing and Customer Service.
The employment agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress. No bonus or stock options were awarded to Mr. Herrel under the fiscal 2005 bonus plan. For achieving certain objectives as set forth in the fiscal 2004 bonus plan, Mr. Herrel was awarded bonuses totaling $150,000 as well as options to purchase 45,000 shares. A $75,000 bonus as well as an option to purchase 17,713 shares was awarded to Mr. Herrel in December 2003, based on the Company having achieved the goals set forth in the fiscal 2003 bonus plan. The agreement with Mr. Herrel also provides for a monthly automobile allowance and for the Company to maintain a life insurance policy for $1,000,000, the beneficiary of which may be named by

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Mr. Herrel. The agreement with Mr. Herrel includes severance payments, ranging from one-half to two times his then annual base salary, upon termination of employment under specific circumstances, including death, termination without cause, or change of control. In addition, if Mr. Herrel dies or is terminated without cause or in connection with a change of control, all stock options owned by Mr. Herrel will immediately vest, regardless of their initial vesting schedule, and Mr. Herrel would have from one year to the original term of the options, depending on the circumstance, to exercise the stock options
On September 16, 2005, the Company entered into an employment agreement with Peter S. Case. The agreement provides for a base salary of $225,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress up to a maximum of 50% of the base salary, and a monthly automobile allowance. Mr. Case was also awarded options to purchase 20,000 shares of the Company’s stock with vesting on the first anniversary of the date of grant. No bonus was awarded to Mr. Case under the fiscal 2005 bonus plan. The agreement also provides that if a Qualifying Termination (as defined in the agreement) occurs within 2 years of the effective date of the agreement, Mr. Case would be entitled to severance payments of one times his then annual base salary, immediate vesting of the unexercised 20,000 options awarded under the agreement, and continued insurance benefits for up to one year.
On September 16, 2005, the Company entered into an employment agreement with Peter E. Holmberg. The agreement provides for a base salary of $225,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress up to a maximum of 50% of the base salary, and a monthly automobile allowance. Mr. Holmberg was also awarded options to purchase 20,000 shares of the Company’s stock with vesting on the first anniversary of the date of grant. No bonus was awarded to Mr. Holmberg under the fiscal 2005 bonus plan. The agreement also provides that if a Qualifying Termination (as defined in the agreement) occurs within 2 years of the effective date of the agreement, Mr. Holmberg would be entitled to severance payments of one times his then annual base salary, immediate vesting of the unexercised 20,000 options awarded under the agreement, and continued insurance benefits for up to one year.
On September 7, 2005, the Company entered into an employment agreement and a change in control agreement with Gary I. “Sims” Schneiderman. The agreement with Mr. Schneiderman provides for a minimum base salary of $300,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress up to a maximum of 82.5% of his base salary; three guaranteed minimum non-compete/retention payments of $85,000 on September 12, 2005, $85,000 on November 24, 2005 and $40,000 following the close of final accounting records for 2006; stock options to purchase 20,000 shares for each of fiscal years 2005, 2006 and 2007; a monthly automobile allowance and a club membership. The agreement with Mr. Schneiderman includes severance payments upon termination of employment by the Company without cause or if he terminates his employment due to certain specified circumstances. Such payments shall equal 12 months of his then annual base salary. In the event of a severance triggering event, Mr. Schneiderman will also receive payment of insurance premiums for a period of 12 months as well as a cash payment of $50,000 and full, immediate vesting of all options.
On November 1, 2004, the Company entered into an executive employment agreement with Per Gasseholm. The agreement with Mr. Gasseholm provided for a base annual salary of not less than $250,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
basis of merit and the Company’s financial success and progress. On the Company date of the agreement, Mr. Gasseholm was awarded options to purchase 30,000 shares. The agreement with Mr. Gasseholm included severance payments upon termination of employment by the Company without cause, such payments equaling six months of his then annual base salary payable over six months. Mr. Gasseholm separated from the Company in September of 2005. At October 31, 2005, the Company has recorded a severance liability of approximately $200,000 to cover future payments to which Mr. Gasseholm is entitled under the agreement.
Additionally, the Company has Change in Control Agreements with the following executives; Randall L. Herrel, Sr., Peter S. Case, Peter E. Holmberg, and Gary I. “Sims” Schneiderman (as noted above). In the event of a change in control as defined in the agreement, the executive would be entitled to severance payments at a specified percentage of salary(generally one times the executive’s base salary, except for Mr. Herrel who would receive two times his base salary), grossed up for applicable income taxes, in the event of a qualifying termination. In addition, Mr. Herrel’s Change in Control Agreement provides for the immediate vesting of all unexercised stock options and the continuation of insurance benefits for up to two years.
Effective December 31, 1998, in connection with the termination of Mr. Gerald W. Montiel’s executive employment and resignation as chairman and director, the Company entered into a Personal Services Agreement and Acknowledgement of Termination of Executive Employment with Mr. Montiel. The agreement provides that, effective with the termination of employment, all the terms and conditions of Section 13, the noncompetition provision of Mr. Montiel’s 1995 executive employment agreement covering the 10-year post-termination period, are applicable. The non-competition provision states that, as consideration for Montiel’s non-compete agreement, the Company shall pay Montiel compensation equal to (i) 100% of his then current salary plus (ii) nine times an amount equal to 40% of his then current salary, provided, however, such compensation shall not be less than $1,437,500. The present value of the estimated cash payments to be made was accrued and recorded in the accompanying consolidated balance sheets. The accrued payable under this arrangement at October 31, 2005 and 2004 totaled $264,635 and $355,000, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheet. At October 31, 2005 and 2004, the net book value of the corresponding asset, which is included in the intangible assets line item of the accompanying consolidated balance sheet, totaled $364,000 and $479,000, respectively. The corresponding asset is being amortized using the straight-line method over the 10-year non-compete period.
On December 12, 2005, the Compensation and Human Resources Committee of the Board of Directors of Ashworth, Inc. approved (with the consent of the affected executives) the 10% base salary reduction requested by the Board, for each of Mr. Randall L. Herrel, Sr., the Company’s President and CEO, Mr. Peter S. Case, the Company’s EVP, CFO and Treasurer, Mr. Peter E. Holmberg, the Company’s EVP of Merchandising, Design and Production and Mr. Gary I. (“Sims”) Schneiderman, the Company’s EVP of Sales, Marketing and Customer Service. The decrease is effective as of December 19, 2005.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
Licensing Agreement with Callaway Golf Company
In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe and Canada. The initial Callaway Golf apparel products shipped in April 2002. The multi-year agreement has various minimum annual requirements for marketing expenditures and royalty payments based on the level of net revenues. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement.
(11) Other Related-Party Transactions
The Company leases its Phenix City, Alabama distribution facility from 16 Downing, LLC, a related party owned by certain members of Gekko Brands, LLC’s management. Total payments under the operating lease for this facility made during the years ended October 31, 2005 and 2004 were $400,000 and $128,000, respectively. The lease agreement requires monthly payments of $33,000 through June 6, 2012.
Seidensticker (Overseas) Limited, a supplier of inventoried products to us, owns approximately 5% of our outstanding common stock at October 31, 2005. Additionally, the President and Chief Executive Officer of Seidensticker (Overseas) Limited was elected to the Company’s Board of Directors effective

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Companyments, Continued
January 1, 2006. During the years ended October 31, 2005, 2004 and 2003, we purchased approximately $5,800,000, $4,000,000 and $3,900,000 of products from Seidensticker. We believe that the terms upon which we purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties.
(12) Income Taxes
The provision for income taxes for the years ended October 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current provision:
Federal	$194,000	$2,850,000	$3,495,000
State	446,000	1,217,000	1,052,000
Foreign	238,000	430,000	423,000

Total	878,000	4,497,000	4,970,000

Deferred provision (benefit):
Federal	(1,074,000)	793,000	6,000
State	(377,000)	50,000	(29,000)
Foreign	12,000	129,000	(61,000)

Total	(1,439,000)	972,000	(84,000)

Provision (benefit) for income taxes	$(561,000)	$5,469,000	$4,886,000

The Company’s income before provision for income taxes is allocated between domestic and foreign tax jurisdictions for the years ended October 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Domestic	$(2,126,000)	$11,839,000	$10,900,000
Foreign	838,000	1,833,000	1,314,000

Total	$(1,288,000)	$13,672,000	$12,214,000

The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of approximately $1,683,000 of undistributed earnings from its subsidiary in the United Kingdom permanently invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and may decide to repatriate some or all of its undistributed earnings.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The components of the Company’s deferred income tax assets and liabilities as of October 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$432,000	$253,000
Inventory reserves	1,215,000	324,000
Accrued compensation	191,000	211,000
Other nondeductible accruals	1,462,000	894,000
Other deductible capitalized cost	151,000	171,000
State tax	43,000	320,000

Total gross deferred tax assets	3,494,000	2,173,000

Net deferred tax assets	$3,494,000	$2,173,000

Deferred tax liabilities:
Deductible capitalized costs	$577,000	$305,000
Depreciation	1,448,000	1,838,000

Total gross deferred tax liabilities	$2,025,000	$2,143,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a net deferred income tax asset of $1,469,000 and $30,000 as of October 31, 2005 and 2004, respectively. The realization of this net asset may be dependent on the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.
A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective rate is as follows:

	2005	2004	2003
Computed income tax at the expected statutory rate	$(438,000)	$4,785,000	$4,275,000
State income tax, net of federal tax benefits	(42,000)	824,000	664,000
Nondeductible expenses	294,000	51,000	66,000
Foreign tax jurisdiction rate differential	(20,000)	(92,000)	(74,000)
Credits generated and used	(382,000)	—	—
Other	27,000	(99,000)	(45,000)

Provision (benefit) for income taxes	$(561,000)	$5,469,000	$4,886,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(13) Segment Information
The Company has the following four reportable segments: Domestic; Gekko Brands, LLC; Ashworth U.K., Ltd.; and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual or infrequent items, and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. Segment information is summarized as follows for the years ended October 31, 2005, 2004 and 2003.

	2005	2004	2003
Net revenues:
Domestic	$134,383,000	$130,825,000	$126,380,000
Gekko Brands, LLC	37,511,000	13,571,000	—
Ashworth, U.K., Ltd.	23,416,000	19,117,000	14,245,000
Other International	9,478,000	9,589,000	8,813,000

Total	$204,788,000	$173,102,000	$149,438,000

Income (loss) from operations:
Domestic	$(7,914,000)	$11,261,000	$8,993,000
Gekko Brands, LLC	4,540,000	2,479,000	—
Ashworth, U.K., Ltd.	1,976,000	2,380,000	1,352,000
Other International	2,870,000	1,923,000	2,344,000

Total	$1,472,000	$18,043,000	$12,689,000

Capital expenditures:
Domestic	$6,443,000	$21,265,000	$3,222,000
Gekko Brands, LLC	963,000	167,000	—
Ashworth, U.K., Ltd.	170,000	574,000	409,000

Total	$7,576,000	$22,006,000	$3,631,000

Total assets:
Domestic	$102,745,000	$105,454,000	$85,817,000
Gekko Brands, LLC	38,217,000	32,151,000	—
Ashworth, U.K., Ltd.	18,999,000	18,430,000	15,584,000
Other International	4,753,000	3,451,000	4,505,000

Total	$164,714,000	$159,486,000	$105,906,000

Long lived assets, at cost:
Domestic	$58,206,000	$51,752,000	$41,103,000
Gekko Brands, LLC	27,301,000	25,053,000	—
Ashworth, U.K., Ltd.	1,977,000	1,789,000	1,272,000

Total	$87,484,000	$78,594,000	$42,375,000

Goodwill:
Gekko Brands, LLC	$13,865,000	$12,640,000	$—

Depreciation expense:
Domestic	$3,869,000	$3,029,000	$3,334,000
Gekko Brands, LLC	370,000	167,000	—
Ashworth, U.K., Ltd.	317,000	331,000	456,000

Total	$4,556,000	$3,527,000	$3,790,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(14) Results By Quarter (Unaudited)
The unaudited results by quarter for the years ended October 31, 2005 and 2004 are shown below:

			Third	Fourth
Year ended	First	Second	Quarter	Quarter
October 31, 2005	Quarter	Quarter	(1) (5)	(5)
Net revenues	$36,513,000	$64,668,000	$48,304,000	$55,304,000
Gross profit	14,635,000	28,083,000	15,005,000	19,190,000
Net income (loss)	83,000	4,811,000	(3,383,000)	(2,238,000)
Net income (loss) per basic share	0.01	0.35	(0.24)	(0.16)
Weighted average basic shares outstanding	13,726,000	13,813,000	13,929,000	14,020,000
Net income (loss) per diluted share	0.01	0.34	(0.24)	(0.16)
Weighted average diluted shares outstanding	14,110,000	14,271,000	13,929,000	14,020,000

		Second	Third	Fourth
Year ended	First	Quarter	Quarter	Quarter
October 31, 2004	Quarter	(2)	(3) (4)	(4)
Net revenues	$27,338,000	$54,672,000	$42,825,000	$48,267,000
Gross profit	10,691,000	23,309,000	18,027,000	20,103,000
Net income	134,000	5,663,000	508,000	1,898,000
Net income per basic share	0.01	0.42	0.04	0.14
Weighted average basic shares outstanding	13,302,000	13,373,000	13,444,000	13,513,000
Net income per diluted share	0.01	0.41	0.04	0.14
Weighted average diluted shares outstanding	13,644,000	13,737,000	13,757,000	13,826,000

(1)	The unaudited results for the third quarter of fiscal 2005 include inventory markdowns, net of tax effect, of $2,040,00 and inventory write-downs, net of tax effect, of $2,640,000.

(2)	The unaudited results for the second quarter 2004 include a gain on the sale of land and building, net of tax effect, of $953,000.

(3)	The unaudited results for the third quarter 2004 include settlement expenses, net of tax effect, of $1,800,000 related to the settlement of the class action lawsuit.

(4)	The unaudited results for the third and fourth quarters of 2004 include the operations of Gekko Brands, LLC for the period from July 7, 2004 (acquisition date) through October 31, 2004.

(5)	The diluted EPS amounts for the third and fourth quarters of the year ended October 31, 2005 were calculated using the basic weighted average shares as the effect of stock options would be anti-dilutive due to the Company’s loss position in those quarters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Ashworth, Inc.:
Under date of January 31, 2006, we reported on the consolidated balance sheet of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2005. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams, LLP

Irvine, California
January 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Ashworth, Inc.:
Under date of January 27, 2005, we reported on the consolidated balance sheet of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP
San Diego, California
January 27, 2005

ASHWORTH, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowances for Doubtful
Accounts and Sales
Returns, Markdowns and
Description	Other Allowances

Balance, October 31, 2002	$3,728,000
Charged to Costs and Expenses	2,023,000
Deductions	(3,747,000)

Balance, October 31, 2003	2,004,000

Charged to Costs and Expenses (1)	3,832,000
Deductions	(3,398,000)

Balance, October 31, 2004	2,438,000

Charged to Costs and Expenses	7,061,000
Deductions	(4,149,000)

Balance, October 31, 2005	$5,350,000

(1)	Includes $639,000 added through acquisition during the year ended October 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)
Date: February 1, 2006	BY:	/s/ Randall L. Herrel, Sr.
Randall L. Herrel, Sr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2006
/s/ Peter S. Case Peter S. Case	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 1, 2006
/s/Detlef H. Adler Detlef H. Adler	Director	February 1, 2006
/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	February 1, 2006
/s/ John M. Hanson, Jr John M. Hanson, Jr	Director	February 1, 2006
/s/ James B. Hayes. James B. Hayes	Director	February 1, 2006
/s/ James G. O’Connor James G. O’Connor	Director	February 1, 2006
/s/ John W. Richardson John W. Richardson	Director	February 1, 2006

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Employment Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective September 16,2005.
10.2	Change in Control Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective September 16, 2005.
10.3	Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective September 16, 2005.
10.4	Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective September 16, 2005.
10.5	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009.
21	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm Consent.
23.2	Independent Registered Public Accounting Firm Consent.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter S. Case.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter S. Case.