Form 10-K/A
period 2005-10-31
ASHWORTH INC
filed 2006-02-28
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates based upon the last reported sales price of its common stock on April 30, 2005 as reported on the NASDAQ National Market was $108,244,884.
     There were 14,267,467 shares of common stock, $.001 par value, outstanding at the close of business on January 31, 2006.

Page
Explanatory Note	1
PART III
Item 10 Directors And Executive Officers Of The Registrant	1
Item 11 Executive Compensation	8
Item 12 Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Maters	13
Item 13 Certain Relationships And Related Transactions	16
Item 14 Principal Accounting Fees And Services	16
PART IV
Item 15 Exhibits	17
SIGNATURES	18
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1

EXPLANATORY NOTE
     On February 1, 2006, Ashworth, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended October 31, 2005, with the Securities and Exchange Commission. Because Ashworth has determined that it will not file its Proxy Statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III in this Form 10-K/A filing. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors of the Company

	Director	Term to
Class I Directors	Since	Expire

John M. Hanson, Jr., age 66	1994	2006

Mr. Hanson is a certified public accountant. He was a stockholder and officer of the accounting firm, John M. Hanson & Co., from 1968 until 1998, at which time he retired. He now practices as a tax specialist for a limited number of clients.

James B. Hayes, age 68	2004	2006

In July 2001, Mr. Hayes retired as President and CEO of Junior Achievement, Inc., a not-for-profit organization providing economic education for young people in the U.S. and throughout the world. Mr. Hayes served as Chairman of Junior Achievement’s national board of directors from 1991 to 1993 and as a board member from 1987 to 1995. Prior to 1995, Mr. Hayes had a 35-year career in magazine publishing. He was Publisher of FORTUNE Magazine from 1986 to 1994. Mr. Hayes also served as Publisher of DISCOVER Magazine from 1984 to 1986; Advertising Sales Director of MONEY Magazine from 1982 to 1984; and held a number of executive positions with SPORTS ILLUSTRATED for 23 years from 1959 to 1982.

Randall L. Herrel, Sr., age 55	1996	2006

Mr. Herrel has served as the Company’s Chairman of the Board of Directors since April 2001 and has been a Director, President and the Chief Executive Officer of the Company since December 1996. From 1994 to 1996, Mr. Herrel served as President and Chief Operating Officer of Quiksilver, Inc., a young men’s and women’s apparel company. Mr. Herrel joined Quiksilver in 1989 and also served at various times as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.

Directors of the Company, continued:

	Director	Term to
	Since	Expire
Class II Directors

Detlef Adler, age 47	2006	2007

Mr. Adler is CEO of Seidensticker, which is a supplier of woven shirts to the Company and owns 713,800 shares of the Company’s common stock as of February 24, 2006. Mr. Adler has been with Seidensticker since 1994 and served as the CFO from 1994 to 1996 when he was named the CEO. From 1989 to 1994, he served as the Director of Finance for Goldwell AG, which at the time was a subsidiary of Kao Corp. Japan. He was responsible for the finance-related function of all international subsidiaries for Goldwell.

Stephen G. Carpenter, age 66	1999	2007

Mr. Carpenter was a commercial banker for 36 years and has been retired since 1998. He was with California United Bank and served as Chairman and CEO from 1994 to 1998 and President and Chief Executive Officer from 1992 to 1994. Prior to 1992, Mr. Carpenter served as Vice Chairman of Security Pacific Bank for three years. He also served as a director of the Los Angeles Board of the Federal Reserve Bank of San Francisco. He presently serves on the board of California United Bank.

Class III Directors

James G. O’Connor, age 63	2005	2008

In January 2005, Mr. O’Connor retired from his position as Ford Motor Company Group Vice President for North America Marketing, Sales and Service. Mr. O’Connor was responsible for overseeing Ford, Lincoln-Mercury and Ford Customer Service divisions, Dealer Development, Ford Performance Group, Global Marketing and export markets around the world. From 1998 to 2002, he was Ford Motor Company Vice President and President of Ford Division responsible for the marketing, sales and distribution of all Ford brand cars and trucks in the U.S.

John W. Richardson, age 60	2005	2008

Mr. Richardson is the Senior Vice President, Controller and Chief Accounting Officer of Qwest Communications International (“Qwest”), a world wide provider of a variety of telecommunications services. Mr. Richardson joined Qwest in April 2003. From October 2002 to April 2003, Mr. Richardson was an independent consultant. In October 2002 Mr. Richardson retired from Goodyear Tire & Rubber Company (“Goodyear”), a worldwide manufacturer of tires, engineered products and chemicals where he served as the Vice President of Finance for its North American Tire business unit from 1999 to 2002. Mr. Richardson held general management and financial positions within the Goodyear operations in Great Britain and Ohio from 1967 to 1999. Mr. Richardson holds a Certified Public Accountant license from the State of Ohio (inactive) and received a B.B.A. degree from Ohio University in 1967.

Executive Officers of the Company
     Set forth below are the names and business backgrounds of the executive officers of the Company, other than Randall L. Herrel, Sr. whose position and business background are described above.
Gary I. (‘Sims’) Schneiderman, age 44
Executive Vice President — Sales, Marketing and Customer Service
     Mr. Schneiderman joined the Company in September 2001 and served as Vice President of Sales for Ashworth and Callaway Golf apparel Retail Sales until January 2004 when he was promoted to Senior Vice President of Sales and had the added responsibility for Callaway Golf apparel Green Grass Sales. In September 2005, Mr. Schneiderman was promoted to Executive Vice President of Sales, Marketing and Customer Service. Prior to joining the Company, Mr. Schneiderman was with Tommy Hilfiger USA where he served in a number of capacities including as National Sales Manager for men’s sportswear. Prior to 1990, he served as a Regional Sales Manager for Pincus Brothers Maxwell Tailored Clothing from 1985 to 1990.
Peter E. Holmberg, age 54
Executive Vice President — Merchandising, Design and Production
     Mr. Holmberg joined the Company in July 1998 and served as the Director of Corporate Sales until December 1999. He served as Vice President of Corporate Sales from December 1999 to August 2001 when he was promoted to Senior Vice President of Sales and had the added responsibility of Ashworth Green Grass Sales. Mr. Holmberg then served as the Senior Vice President of Merchandising and Design from May 2005 until September 2005 when he was promoted to Executive Vice President of Merchandising, Design and Production. Prior to joining the Company, Mr. Holmberg served as National Corporate Sales Manager for Cutter & Buck, Inc. from 1995 to 1998 and as Regional Manager and Buyer for Patrick James, Inc. from 1992 to 1995. Mr. Holmberg was the proprietor of The Country Gentleman, an upscale retail store in Bellevue, Washington, from 1975 to 1992.
Winston E. Hickman, age 63
Executive Vice President and Chief Financial Officer
     Mr. Hickman joined the Company on February 23, 2006. Mr. Hickman most recently served as Executive Vice President and Chief Financial Officer of REMEC, Inc., a NASDAQ-listed designer and manufacturer of advanced wireless subsystems used in commercial and defense communications applications. Mr. Hickman joined REMEC in 2003 from privately-held Paradigm Wireless System, Inc. where, beginning in 2000, he was an investor, Chief Financial Officer and a member of the board of directors. Mr. Hickman has also served as board member, Chief Financial Officer, and financial advisor to a number of public and private companies. Mr. Hickman served as Chief Financial Officer of Pacific Scientific Company, a NYSE-listed company with sales in excess of $300 million. Prior to Pacific Scientific, he held senior financial positions at Rockwell International, Allied-Signal, and Vans, Inc. He currently serves as a member of the board of directors of SRS Labs, Inc., a NASDAQ-listed company, where he is Chairman of the Audit Committee. Mr. Hickman holds an M.B.A. from the University of Southern California and a B.A. from California State University, Long Beach.
Communicating with the Board of Directors
     Stockholders may communicate with the Board of Directors, its Committees, Mr. James B. Hayes, its lead independent director, or any other member of the Board of Directors by sending a letter care of our Corporate Secretary at 2765 Loker Avenue West, Carlsbad, CA 92008. The Board of Directors’ policy is to have all stockholder communications compiled by the Corporate Secretary and forwarded directly to the Board, the Committee or the director as indicated in the letter. All letters will be forwarded to the appropriate party. The Board of Directors reserves the right to revise this policy in the event that this process is abused, becomes unworkable or otherwise does not efficiently serve the purpose of the policy.

Meetings and Committees of the Board of Directors
     The Company has standing Audit, Compensation and Human Resources, and Corporate Governance and Nominating Committees.
The Audit Committee
     The Audit Committee represents the Board of Directors in assessing the independence and objectivity of the Company’s independent public accountants, the integrity of management, the appropriateness of accounting policies and procedures and the adequacy of disclosures to stockholders. In this regard, the Audit Committee assists the Board of Directors by reviewing the financial information disclosure, the internal controls established by management, and the internal and external audit process. It is the Audit Committee’s responsibility to select and retain the independent auditors to audit the financial statements of the Company and its divisions and subsidiaries. The Audit Committee currently consists of Messrs. Hanson (Chairman), Carpenter, O’Connor and Richardson. The Audit Committee has been established in accordance with Securities and Exchange Commission (the “SEC”) rules and regulations, and all the members of the Audit Committee are independent as independence for audit committee members is defined under the Nasdaq Stock Market, Inc (“NASDAQ”) listing standards. The Audit Committee and the Board of Directors has determined that each of Mr. John M. Hanson, Jr., the Audit Committee Chairman, and Mr. John W. Richardson qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations. The Audit Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Committee. In March 2005, the Audit Committee amended its charter primarily to conform with changes in SEC rules and regulations and the NASDAQ listing standards. The Audit Committee Charter as amended on March 23, 2005 is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
The Compensation and Human Resources Committee
     The Compensation and Human Resources Committee assists the Board of Directors in discharging its responsibilities relating to the compensation for executive officers and outside directors and has the authority to administer the Company’s equity incentive plans. This Committee currently consists of Messrs. O’Connor (Chairman), Adler, Hayes and Richardson, all of whom are independent directors as independence is defined under the NASDAQ listing standards. The Compensation and Human Resources Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Committee. The Compensation and Human Resources Committee Charter as amended by the Board of Directors on March 23, 2005 is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation and Human Resources Committee, Messrs. O’Connor, Adler, Hayes and Richardson, are not current or former officers or employees of the Company. There are no Compensation and Human Resources Committee interlocks between the Company and other entities involving Ashworth’s executive officers and directors.
The Corporate Governance and Nominating Committee
     The Board of Directors established the Corporate Governance and Nominating Committee in January 2004. The purpose of the Committee is to assist the Board by identifying qualified individuals to become directors of the Company, to consider and recommend to the Board the director nominees for each annual meeting of stockholders and to fill vacancies on the Board, to consider and recommend to the

Board the composition of the Board, its committees and the chairpersons thereof, to monitor and assess the effectiveness of the Board and its committees, and to perform a leadership role in shaping and implementing the Company’s corporate governance policies. The Company has adopted several corporate governance policies among which are policies specifying the minimum number of independent and total directors, limiting each director’s service to a maximum number of public company boards, limiting the length of service for non-employee directors, appointing a lead independent director and designating stock ownership levels for the Company’s directors and listed executive officers. The Corporate Governance and Nominating Committee currently consists of Messrs. Carpenter (Chairman), Adler, Hanson and Hayes, all of whom are independent directors as independence is defined under the NASDAQ listing standards. The Corporate Governance and Nominating Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Committee. The Corporate Governance and Nominating Committee Charter as amended by the Board of Directors on March 23, 2005 is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
     The Corporate Governance and Nominating Committee considers stockholder nominations for candidates for membership on the Board when properly submitted in accordance with the Company’s bylaws. The Corporate Governance and Nominating Committee will review and evaluate such stockholder nominations in the same manner as it evaluates all other nominees.
     The Company’s bylaws provide that nominations for the election of directors may be made by any stockholder entitled to vote in the election of directors; provided, however, that a stockholder may nominate a person for election as a director at a meeting only if written notice of such stockholder’s intent to make such nomination has been given to the Company’s Secretary in accordance with the Company’s bylaws. Each notice must set forth: (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) the class and number of shares of the Company’s stock which are beneficially owned by the stockholder and a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting and nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the Board; and (v) the consent of each nominee to serve as a director of the Company if so elected.
     In addition to stockholder nominations, the Corporate Governance and Nominating Committee may utilize a variety of methods for identifying potential nominees for directors, including considering potential candidates who come to their attention through current officers, directors, professional search firms or other persons. Once a potential nominee has been identified, the Corporate Governance and Nominating Committee evaluates whether the nominee has the appropriate skills and characteristics required to become a director in light of the then current make-up of the Board of Directors. This assessment includes an evaluation of the nominee’s judgment and skills, such as experience at a strategy/policy setting level, financial sophistication, leadership and objectivity, all in the context of the perceived needs of the Board of Directors at that point in time. The Board of Directors believes that, at a minimum, all members of the Board should have the highest professional and personal ethics and values. In addition, each member of the Board must be committed to increasing stockholder value and should have enough time to carry out his or her responsibilities as a member of the Board.

The Executive Committee
     The purpose of the Executive Committee is to act on behalf of the Board of Directors of the Company between Board meetings, to provide additional support and resources to management of the Company in the nature of that provided by the Board, and to provide for closer, more regular communication between the Board and management of the Company between regular meetings of the Board. In June 2005, the Board elected to suspend the Executive Committee.
     During fiscal year 2005, the Board of Directors met in person six times, met telephonically three times and took action twice by written consent in lieu of a meeting. During fiscal year 2005: the Audit Committee met in person seven times and met telephonically 12 times; the Compensation and Human Resources Committee met in person three times, met telephonically twice and took action once by written consent in lieu of a meeting; the Corporate Governance and Nominating Committee met in person seven times and met telephonically four times; and the Executive Committee met twice in person. During fiscal year 2005, each of the directors attended at least 75% of the aggregate number of the Board of Directors’ meetings and meetings of the Committees on which they served.
Policy Regarding Director Attendance at Annual Meetings
     The Company encourages director attendance at its annual meetings and requests that directors make reasonable efforts to attend such meetings. The Company’s 2005 Annual Meeting of Stockholders was attended by all of the members of the then-current Board of Directors.
Compliance with Section 16(a) of the Exchange Act
     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the rules promulgated thereunder and the requirements of NASDAQ, executive officers and directors of the Company and persons who beneficially own more than 10% of the common stock of the Company are required to file with the Securities and Exchange Commission and NASDAQ and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the Company.
     Based solely on its review of the copies of such reports received by the Company during or with respect to the fiscal year ended October 31, 2005 and/or written representations from such reporting persons, the Company believes that its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to such individuals, except that Mr. Schneiderman inadvertently filed a late Form 4 to report one stock option grant on September 12, 2005. Mr. Schneiderman has now reported the transaction.
Code of Ethics
     The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company website at www.ashworthinc.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by posting such information on the Company’s website.
Compensation of Directors
     During fiscal 2005, directors who are not employees of the Company each received annual cash compensation of $15,000, plus $1,000 for in-person attendance and $500 for telephonic attendance at each Board meeting or Committee meeting that is not in conjunction with a Board meeting. In December 2005, non-employee directors also received an annual grant of an option to purchase 10,000 shares of the Company’s common stock, vesting quarterly, over a 12-month period, at 2,500 shares for each quarter during which they serve or served as directors. In addition, each director who served as the

Audit Committee chairman or the Compensation and Human Resources Committee chairman received additional annual cash compensation of $6,000 and $3,000, respectively. Each director who served as an Audit or Compensation and Human Resources Committee chairman received an additional annual grant of an option to purchase 5,000 shares. All options have an exercise price equal to the common stock’s fair market value on the date of grant. All directors receive reimbursement of expenses for attendance at each Board meeting and an annual $1,000 allowance for Ashworth® apparel. No other arrangement exists pursuant to which any director of the Company was compensated during the Company’s last fiscal year for any service provided as a director. Effective November 1, 2005, the Compensation and Human Resources Committee modified the non-employee director compensation to the following: 1) each non-employee director receives $30,000 in annual cash compensation plus $1,000 for in-person attendance and $500 for telephonic attendance at each Board meeting or Committee meeting that is not in conjunction with a Board meeting, 2) an option to purchase 10,000 shares of the Company’s common stock, vesting quarterly, over a 12-month period, at 2,500 shares for each quarter during which they serve or served as directors, 3) each non-employee director who serves as the Audit Committee chairman, the Compensation and Human Resources Committee chairman, the Corporate Governance and Nominating Committee chairman or the Lead Director receives additional annual cash compensation of $10,000, $7,500, $5,000 and $5,000, respectively plus an option to purchase 5,000 shares of the Company’s common stock, vesting quarterly, over a 12-month period, at 1,250 shares for each quarter during which they serve or served as a committee chairman or Lead Director.

Item 11. EXECUTIVE COMPENSATION.
     The following information sets forth the total compensation for the Company’s named executive officers for fiscal year 2005, as well as the total compensation paid to each such individual for the two previous fiscal years.
Summary Compensation Table

	Annual Compensation							Long Term Compensation
								Awards		Payouts
								Securities		Long-Term
	Fiscal					Other Annual		Underlying		Incentive	All Other
Name and Principal Position	Year	Salary		Bonus		Compensation		Options		Plan Payouts	Compensation

		($	)	($	)	($	)	(#	)	($ )	($	)
Randall L. Herrel, Sr.	2005	422,074		0		—		0		0	4,209	(1)
Chief Executive Officer and	2004	387,231		150,000		—		17,713	(2)	0	4,209	(1)
President	2003	376,443		75,000		—		0		0	4,209	(1)
Gary I. Schneiderman	2005	216,701		85,000	(3)	80,891	(4)	20,000	(5)	0	0
Executive Vice President –	2004	187,338		123,769	(6)	—		4,015	(2)	0	0
Sales, Marketing and Customer Service	2003	166,308		78,769		—		0		0	0
Peter E. Holmberg	2005	197,716		0		—		20,000	(5)	0	0
Executive Vice President –	2004	191,812		20,000		—		6,755	(2)	0	0
Merchandising, Design and Production	2003	190,731		15,000		—		0		0	0
Peter S. Case (7)	2005	188,558		0		—		20,000	(5)	0	0
Former Executive Vice	2004	156,365		30,000		—		3,543	(2)	0	0
President,Chief Financial Officer and Treasurer	2003	150,481		20,000		—		0		0	0
Per B. Gasseholm (8)	2005	229,661		15,000		—		30,000	(5)	0	5,993	(9)
Former Executive Vice	2004	0		0		—		0		0	0
President and Chief Operating Officer	2003	0		0		—		0		0	0
Terence W. Tsang (10)	2005	189,322		0		—		0		0	4,440	(11)
Former Executive Vice	2004	259,189		85,000		—		11,951	(2)	0	4,340	(12)
President, Chief Financial and Accounting Officer and Treasurer	2003	253,973		35,000		—		0		0	4,248	(13)

(1)	Includes $1,138 premium payment made for life insurance and $3,071 premium payment made for disability insurance.

(2)	Option grant made in fiscal year 2004 based upon performance for fiscal year 2003.

(3)	Mr. Schneiderman was paid a retention bonus in September 2005 pursuant to an employment agreement.

(4)	Includes a payment of $45,000 for the purchase of a golf club membership plus $25,039 for the gross-up of applicable income taxes. Upon termination of his employment, Mr. Scheiderman is required to reimburse the golf club membership cost (current market value at the time of sale minus the club fee) to the Company.

(5)	Option grant made on offer of employment or promotion.

(6)	Mr. Schneiderman’s bonus in fiscal 2004 consists of $78,769 earned for calendar year 2003 and $45,000 earned for fiscal year 2004.

(7)	Mr. Case joined the Company in June 2000 and was promoted to Executive Vice President, Chief Financial Officer and Treasurer in September 2005. Mr. Case resigned effective February 1, 2006.

(8)	Mr. Gasseholm joined the Company on November 1, 2004 and served as Executive Vice President and Chief Operations Officer until his resignation effective September 16, 2005.

(9)	Premium payment made for life insurance.

(10)	Mr. Tsang resigned effective July 29, 2005.

(11)	Includes $2,188 premium payment made for life insurance and $2,250 premium payment made for disability insurance.

(12)	Includes $2,188 premium payment made for life insurance and $2,152 premium payment made for disability insurance.

(13)	Includes $2,188 premium payment made for life insurance and $2,060 premium payment made for disability insurance.
Fiscal Year 2005 Stock Option Grants
     The following table provides information regarding stock options granted under the Company’s equity incentive plans during fiscal year 2005 to the named executive officers in the Summary Compensation Table.

						Potential Realizable
						Value at Assumed
						Annual Rate of Stock
Individual Grants						Price Appreciation
	Number of		% of Total			For Option Term
	Securities		Options
	Underlying		Granted to
	Options		Employees in	Exercise or	Expiration
Name	Granted		Fiscal Year	Base Price	Date	5%	10%
	(#	)	(%)	($/sh)		($)	($)
Randall L. Herrel, Sr.	45,000	(1)	15.0	10.75	12/21/14	304,228	770,973

Peter E. Holmberg	15,000	(1)	5.0	10.75	12/21/14	101,409	256,991
Peter E. Holmberg	20,000	(2)	6.7	6.87	10/18/15	86,410	218,980

Gary I. Schneiderman	18,000	(1)	6.0	10.75	12/21/14	121,691	308,389
Gary I. Schneiderman	20,000	(2)	6.7	7.03	09/12/15	88,423	224,080

Peter S. Case	5,000	(1)	1.7	10.75	12/21/14	33,801	85,658
Peter S. Case	20,000	(2)	6.7	6.87	10/18/15	86,410	218,980

Terence W. Tsang	30,000	(1)	10.0	10.75	12/21/14	202,819	513,982

Per B. Gasseholm	30,000	(2)	10.0	8.44	11/01/14	159,236	403,536

(1) These options were granted on 12/21/04 based on performance for fiscal year 2004.

(2) These options were granted on an offer of employment or promotion.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money Options
	Shares Acquired	Value	Options at Fiscal Year-End	at Fiscal Year-End
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
	(#)	($)	(#)	($)
Randall L. Herrel, Sr.(1)	1,000	900	246,213 / 0	1,174,938 / 0
Peter E. Holmberg	34,000	252,538	35,755 / 20,000	91,110 / 137,400
Gary I. Schneiderman	15,000	65,250	47,015 / 0	30,250 / 0
Peter S. Case	17,181	98,672	7,362 / 20,000	0 / 137,400
Terence W. Tsang (2)	83,697	238,592	53,010 / 0	697,701 / 115,315
Per B. Gasseholm	0	0	0 / 0	0 / 0

(1)	After the Company’s fiscal year-end, on December 28, 2005, Mr. Herrel exercised options for 99,000 shares and held 70,000 of those shares. The value realized on exercise of the options was $225,910.

(2)	After the Company’s fiscal year-end, on November 23, 2005, Mr. Tsang exercised options for 53,010 shares. The value realized on exercise of the options was $89,568.
Executive Employment Agreements, Termination of Employment and Change-in-Control Arrangements
     The Company entered into executive employment agreements with Randall L. Herrel, Sr., the Chief Executive Officer and President, Winston E. Hickman, the Executive Vice President and Chief Financial Officer, Peter S. Case, former Executive Vice President, Chief Financial Officer and Treasurer, Peter E. Holmberg, the Executive Vice President of Merchandising, Design and Production, Gary I. “Sims” Schneiderman, the Executive Vice President of Sales, Marketing and Customer Service, and Terence W. Tsang, former Executive Vice President, Chief Financial and Accounting Officer and Treasurer. Messrs. Case and Tsang resigned from the Company effective February 1, 2006 and July 29, 2005, respectively.
     The employment agreement with Mr. Herrel provides for a base salary of not less than $325,000 and bonuses to be determined by the Board of Directors on the basis of merit and the Company’s financial success and progress. No bonus or stock options were awarded to Mr. Herrel under the fiscal 2005 bonus plan. For achieving certain objectives as set forth in the fiscal 2004 bonus plan, Mr. Herrel was awarded bonuses totaling $150,000 as well as options to purchase 45,000 shares. A $75,000 bonus as well as an option to purchase 17,713 shares were awarded to Mr. Herrel in December 2003, because the Company achieved the goals set forth in the fiscal 2003 bonus plan. The agreement with Mr. Herrel also provides for a monthly automobile allowance and for the Company to maintain a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The agreement with Mr. Herrel includes severance payments, ranging from one to two times his then annual base salary, upon termination of employment under specific circumstances, including death, termination without cause, or change of control. In addition, if Mr. Herrel dies or is terminated without cause or in connection with a change of control, all of his unvested stock options will immediately vest.
     On February 23, 2006, the Company entered into an employment agreement with Winston E. Hickman. The agreement with Mr. Hickman provides for: a base salary of $300,000; a target bonus of 50% of base salary, with the actual payment subject to the Board of Directors’ discretion; the grant of options to purchase 50,000 shares of the Company’s common stock, with half of the options vesting on each of the first two anniversaries of Mr. Hickman’s employment with the Company; and coverage under the Company’s benefits programs. If Mr. Hickman is terminated without cause or resigns under certain specified circumstances, the severance provisions of his employment agreement grant him: a lump sum payment of either one-half or all of his then current annual salary, depending on the circumstances of his termination or resignation; a pro rata bonus; and immediate vesting of a pro rata number of stock options.
     On September 16, 2005, the Company entered into an employment agreement with Peter S. Case, which terminated in connection with his resignation effective on February 1, 2006. The agreement provided for a base salary of $225,000 and bonuses to be determined by the Board of Directors on the basis of merit and the Company’s financial success and progress up to a maximum of 50% of the base salary, and a monthly automobile allowance. Mr. Case was also awarded options to purchase 20,000 shares of the Company’s stock with vesting on the first anniversary of the date of grant. No bonus was awarded to Mr. Case under the fiscal 2005 bonus plan. The agreement also provided that if a Qualifying Termination (as defined in the agreement) had occurred within two years of the effective date of the agreement, Mr. Case would have been entitled to severance payments equal to his then annual base salary, immediate vesting of the options awarded under the agreement, and continued insurance benefits for up to one year.
     On September 16, 2005, the Company entered into an employment agreement with Peter E. Holmberg. The agreement provides for a base salary of $225,000 and bonuses to be determined periodically at the discretion of the Board of Directors on the basis of merit and the Company’s financial success and progress up to a maximum of 50% of the base salary, and a monthly automobile allowance. Mr. Holmberg was also awarded options to purchase 20,000 shares of the Company’s stock with vesting on the first anniversary of the date of grant. No bonus was awarded to Mr. Holmberg under the fiscal 2005 bonus plan. The agreement also provides that if a Qualifying Termination (as defined in the agreement) occurs within two years of the effective date of the agreement, Mr. Holmberg will be entitled to severance payments equal to his then annual base salary, immediate vesting of the options awarded under the agreement, and continued insurance benefits for up to one year.
     On September 7, 2005, the Company entered into an employment agreement and a change in control agreement with Gary I. “Sims” Schneiderman. The employment agreement with Mr. Schneiderman provides for: a minimum base salary of $300,000; bonuses to be determined by the Board of Directors on the basis of merit and the Company’s financial success and progress up to a maximum of 82.5% of his base salary; three guaranteed minimum non-compete/retention payments of $85,000 on September 12, 2005, $85,000 on November 24, 2005 and $40,000 following the close of final accounting records for 2006; stock options to purchase 20,000 shares for each of fiscal years 2005, 2006 and 2007; a monthly automobile allowance and a club membership. The agreement also provides that if a Qualifying Termination (as defined in the agreement) occurs, Mr. Schneiderman will be entitled to receive severance payments equal to 12 months of his then annual base salary, an additional cash payment of $50,000, payment of insurance premiums for a period of 12 months, and immediate vesting of all options.
     On November 1, 2004, the Company entered into an executive employment agreement with Per Gasseholm. The agreement with Mr. Gasseholm provided for a base annual salary of not less than $250,000 and bonuses to be determined by the Board of Directors on the basis of merit and the Company’s financial success and progress. Under the agreement, Mr. Gasseholm was awarded options to purchase 30,000 shares which were to vest over three years. The Company also maintained a $1,000,000 life insurance policy for Mr. Gasseholm. The agreement with Mr. Gasseholm provided for severance payments equal to six months of his then annual base salary upon termination of employment by the Company without cause, payable over six months. Mr. Gasseholm separated from the Company in September 2005. As of October 31, 2005, the Company recorded a severance liability of approximately $200,000 to cover future payments to which Mr. Gasseholm is entitled to under the agreement.
     On December 15, 2000, the Company entered into an executive employment agreement with Terence Tsang, which terminated in connection with his resignation effective on July 29, 2005. The executive employment agreement provided for at-will employment with an annual base salary of no less than $230,000 and bonuses to be determined by the Board of Directors on the basis of merit and the Company’s financial success and progress. The agreement with Mr. Tsang also provided for severance payments equal to nine months of his then annual salary upon termination of employment under specific circumstances. The Company also maintained a $1,000,000 life insurance policy for Mr. Tsang.
     Additionally, the Company entered into change in control agreements with the following executives: Randall L. Herrel, Sr., Winston E. Hickman, Peter S. Case, Peter E. Holmberg, Gary I. “Sims” Schneiderman, and Terence W. Tsang. The change in control agreements with Messrs. Case and Tsang terminated due to their resignations from the Company. Upon a qualifying termination in connection with a change in control, as defined in each agreement, the executive would be entitled to severance payments (generally equal to the executive’s highest base salary with the Company in the prior three years, except that Mr. Herrel, and Mr. Tsang if his agreement were still in effect, would receive an amount equal to twice the sum of his highest base salary for the prior three years and his average bonus for the prior two years, and Mr. Hickman would receive an amount equal to one and a half times his highest base salary for the prior three years), grossed up for applicable excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. In addition, Mr. Herrel’s and Mr. Hickman’s change in control agreements (and Mr. Tsang’s agreement if it were still in effect) provides for the immediate vesting of all unexercised stock options and the continuation of insurance benefits for up to two years (except for Mr. Hickman who is only entitled to the continuation of insurance benefits for up to eighteen months).
     Effective as of February 28, 2006, the employment and change in control agreements for each of the then-current executive officers were amended to comply with Section 409A of the Internal Revenue Code, as amended.
     On December 12, 2005, the Compensation and Human Resources Committee of the Board of Directors of Ashworth, Inc. approved (with the consent of the affected executives) the 10% base salary reduction requested by the Board for each of the above executives then employed by the Company, effective December 19, 2005.
Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder returns on the Company’s common stock over a five-year period with the cumulative total return of the Nasdaq Stock Market (U.S. Companies) and the stocks of companies in the same Standard Industrial Classification as the Company (SIC 2300-2399). The graph assumes that $100.00 was invested on October 31, 2000 in the Company’s common stock and each index and that all dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast nor are they necessarily indicative of possible future performance of the Company’s common stock.

COMPARISON OF YEAR CUMULATIVE TOTAL RETURN*
AMONG ASHWORTH, INC, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND SIC CODE 2300 - 2399
*	$100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of January 31, 2006 (unless otherwise noted) by: (i) each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors and director nominees, (iii) the Company’s Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, each person listed below has sole voting power and sole investment power with respect to shares shown as owned by him, her or it. Information as to beneficial ownership is based upon statements furnished to the Company or filed with the Securities and Exchange Commission by such persons.

					Percent
	Shares		Options(2)	Total	Owned	(3)
Name and Address (1)	(#)		(#)	(#)	(%)

Detlef H. Adler(4)	—		—	—	—
Stephen G. Carpenter	17,500	(5)	63,750	81,250	*
Peter S. Case	9,868	(6)	7,362	17,230	*
John M. Hanson, Jr.	52,200	(7)	93,750	145,920	1.0
Per B. Gasseholm(8)	—		—	—	—
James B. Hayes	2,000		29,583	31,583	*
Randall L. Herrel, Sr.	105,500		147,213	252,713	1.8
Peter E. Holmberg	15,000		35,755	50,755	*
James G. O’Connor	10,000	(9)	19,583	29,583	*
John M. Richardson	—		1,375	1,375	*
Gary I. Schneiderman	500		47,015	47,515	*
Terence W. Tsang (10)	36,000		0	36,000	*
All executive officers and directors as a group (12 persons)	248,568		445,386	693,954	4.7

Dimensional Fund Advisors Inc. 1299 Ocean Avenue	1,208,985	(11)
Santa Monica, CA 90401			—	1,208,985	8.5

Magnetar Capital Partners LLC 1603 Orrington Avenue 13th	1,002,993	(12)
Floor Evanston, IL 60210			—	1,002,993	7.0

Discovery Group I, LLC 233 South Wacker Drive Suite 3620 Chicago,	1,002,700	(13)
IL 60606			—	1,002,700	7.0

Disciplined Growth Investors, Inc. 100 South Fifth St. Suite 2100 Minneapolis, MN 55402	957,475	(14)	—	957,475	6.7

Knightspoint Partners II, L.P. 787 Seventh Avenue, 9th Floor, New York, NY 10019	927,119	(15)	15,000	942,119	6.6

Seidensticker (Overseas) Limited Room 728, Ocean Center 5 Canton Road Tsimshatsui Kowloon, Hong Kong	713,800	(16)	—	713,800	5.0

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each stockholder is the same as the address of the Company.

(2)	Represents shares of common stock that may be acquired pursuant to currently exercisable stock options or stock options exercisable within 60 days of January 31, 2006.

(3)	Applicable percentage of ownership is based upon 14,267,467 shares of common stock outstanding as of January 31, 2006, together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after January 31, 2006 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)	Mr. Adler was appointed to the Board effective January 1, 2006.

(5)	The shares are owned by the Stephen G./Jannell S. Carpenter Trust. Stephen G. Carpenter and Jannell S. Carpenter have shared voting and investment powers.

(6)	Mr. Case was appointed as Executive Vice President, Chief Financial Officer and Treasurer effective September 16, 2005. The shares are owned by the Peter S. Case Revocable Trust. Mr. Case has sole voting and investment powers. Mr. Case resigned effective February 1, 2006.

(7)	32,500 of these shares are owned by 7296 LTD, a family partnership. Mr. John M. Hanson, Jr. is the General Partner of 7296 LTD and has sole voting and investment powers. Mr. Hanson has direct ownership of the remaining 19,700 shares with sole voting and investment powers.

(8)	Mr. Gasseholm resigned effective September 16, 2005.

(9)	The shares are owned by the James G. O’Connor Revocable Trust. Mr. O’Connor has sole voting and investment powers.

(10)	Mr. Tsang resigned effective July 29, 2005.

(11)	This information is based upon a Schedule 13G/A filed by Dimensional Fund Advisors Inc. with the Securities and Exchange Commission on February 6, 2006. As of December 31, 2005, Dimensional Fund Advisors Inc. has sole voting and investment power of the 1,208,985 shares that it beneficially owns, and, as a company registered under the Investment Advisors Act of 1940, disclaims beneficial ownership of these shares.

(12)	This information is based upon a Schedule 13G filed by Magnetar Capital Partners LLC, Supernova Management LLC, and Alec N. Litowitz, as a group, with the Securities and Exchange Commission on February 14, 2006. As of December 31, 2005, Magnetar Capital Partners LLC, Supernova Management LLC, and Alec N. Litowitz had the shared voting and investment power of the 1,002,993 shares reported as beneficially owned.

(13)	This information is based upon a Schedule 13G/A filed by Discovery Group I, LLC, Discovery Equity Partners, L.P., Daniel J. Donoghue and Michael R. Murphy, as a group, with the Securities and Exchange Commission on November 7, 2005. As of November 4, 2005, Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power of the 1,002,700 shares reported as beneficially owned. As of such date, Discovery Equity Partners, L.P. was the beneficial owner of 863,370 shares for which Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power.

(14)	This information is based upon a Schedule 13G/A filed by Disciplined Growth Investors, Inc. with the Securities and Exchange Commission on February 1, 2006. As of December 31, 2005, Disciplined Growth Investors, Inc. had the sole voting and investment power of the 957,475 shares reported as beneficially owned.

(15)	This information is based upon a Schedule 13D filed with the Securities and Exchange Commission on January 23, 2006. This Schedule 13D was filed jointly by Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners, LLC, Michael Koeneke, David Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep

Partners, LLC and Brian Black (collectively, the “Knightspoint Group”). In addition, although they do not affirm their membership in the group that is composed of, and affirmed by, the Knightspoint Group, each of Michael Glazer, H. Michael Hecht, Peter M. Weil and Andrea Weiss (collectively, the “Other Reporting Persons” and, together with the Knightspoint Group, the “Reporting Persons”) filed the Schedule 13D. Each Other Reporting Person disclaims beneficial ownership of Common Stock held by the Knightspoint Group and, similarly, the Knightspoint Group disclaims beneficial ownership of Common Stock held by the Other Reporting Persons. As of January 13, 2006, the Reporting Persons own an aggregate of 942,119 shares of which, the Knightspoint Group owns an aggregate of 919,119 shares and the Other Reporting Persons own an aggregate of 23,000 shares.

(16)	This information is based upon a Schedule 13G filed by Seidensticker (Overseas) Limited with the Securities and Exchange Commission on February 21, 2001 and additional information provided to the Company by Seidensticker (Overseas) Limited. Seidensticker (Overseas) Limited has sole voting and investment power for all shares.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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
     Seidensticker (Overseas) Limited, a supplier of inventoried products to us, owned approximately 5% of our outstanding common stock at October 31, 2005. The President and Chief Executive Officer of Seidensticker (Overseas) Limited, Detlef Adler, was elected to the Company’s Board of Directors effective January 1, 2006. During the years ended October 31, 2005, 2004 and 2003, we purchased approximately $5,800,000, $4,000,000 and $3,900,000 of products from Seidensticker. We believe that the terms upon which we purchased the inventoried products from Seidensticker are no less favorable than the terms of similar arrangements with unrelated third parties.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Set forth below are the aggregate fees paid or accrued for professional services rendered to the Company by KPMG LLP (“KPMG”), its independent auditor for fiscal year 2004 and Moss Adams LLP (“Moss Adams”) its independent auditor for fiscal year 2005.

	Fiscal Years Ended October 31,
	2005	2004
Audit Fees — KPMG(1)	$287,700	$292,866
Audit Fees — Moss Adams(1)	455,616	0
Audit-related Fees — KPMG(2)	0	55,470
Audit-related Fees — Moss Adams(2)	12,000	0
Tax Fees(3)	0	95,903
All Other Fees — KPMG(4)	0	105,250
Total Fees	$755,316	$549,529

(1)	Audit fees represent fees billed for professional services rendered by the Company’s independent auditor for the audits of our annual financial statements and internal control over financial reporting, review of the interim financial statements included in our quarterly reports on Form 10-Q, and statutory audits and other SEC filings.

(2)	Audit-related fees consisted primarily of accounting consultation and employee benefit plan audits.

(3)	For fiscal year 2004, tax fees paid to KPMG primarily included tax compliance fees of $63,573 and tax consulting fees of $32,330. For fiscal year 2005, the Company retained an outside consultant to provide the tax compliance and tax consulting services.

(4)	Due diligence fees paid to KPMG LLP with respect to the acquisition of Gekko Brands, LLC.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor
     Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon its familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b) Exhibits
The following are exhibits filed with this report.
10.1	Second Amended And Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective February 28, 2006.

10.2	Amended And Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective February 28, 2006.

10.3	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective February 28, 2006.

10.4	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective February 28, 2006.

10.5	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Sales, Marketing and Customer Service, Gary I. Schneiderman effective February 28, 2006.

10.6	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Sales, Marketing and Customer Service, Gary I. Schneiderman effective February 28, 2006.

10.7	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman effective February 23, 2006.

10.8	Agreement re Change in Control with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman effective February 23, 2006.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)

Date: February 28, 2006	BY:	/s/ Randall L. Herrel, Sr.

Randall L. Herrel, Sr.
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall L. Herrel, Sr. Randall L. Herrel, Sr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Acting Principal Financial Officer)	February 28, 2006

/s/ Detlef H. Adler Detlef H. Adler	Director	February 28, 2006

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	February 28, 2006

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	February 28, 2006

/s/ James B. Hayes. James B. Hayes	Director	February 28, 2006

/s/ James G. O’Connor James G. O’Connor	Director	February 28, 2006

/s/ John W. Richardson John W. Richardson	Director	February 28, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Second Amended And Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective February 28, 2006.

10.2	Amended And Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective February 28, 2006.

10.3	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective February 28, 2006.

10.4	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective February 28, 2006.

10.5	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Sales, Marketing and Customer Service, Gary I. Schneiderman effective February 28, 2006.

10.6	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Sales, Marketing and Customer Service, Gary I. Schneiderman effective February 28, 2006.

10.7	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman effective February 23, 2006.

10.8	Agreement re Change in Control with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman effective February 23, 2006.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.