Form 10-Q
period 2006-01-31
ASHWORTH INC
filed 2006-03-13
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
(760) 438-6610
(Telephone No. Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at February 28, 2006
$.001 par value Common Stock	14,371,910

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,123,000	$3,839,000
Accounts receivable – trade, net	29,240,000	37,306,000
Accounts receivable – other	572,000	1,053,000
Inventories, net	61,723,000	46,126,000
Income tax refund receivable	4,593,000	4,036,000
Other current assets	6,888,000	6,157,000
Deferred income tax asset	3,441,000	3,441,000

Total current assets	109,580,000	101,958,000

Property, plant and equipment, at cost	60,794,000	60,203,000
Less accumulated depreciation and amortization	(23,384,000)	(22,121,000)

Total property, plant and equipment, net	37,410,000	38,082,000
Goodwill	13,865,000	13,865,000
Intangible assets, net	10,487,000	10,571,000
Other assets	321,000	238,000

Total assets	$171,663,000	$164,714,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$23,100,000	$19,500,000
Current portion of long-term debt	1,942,000	2,366,000
Accounts payable	16,575,000	11,149,000
Accrued liabilities:
Salaries and commissions	2,476,000	3,529,000
Other	4,999,000	6,142,000

Total current liabilities	49,092,000	42,686,000

Long-term debt, net of current portion	16,692,000	17,320,000
Deferred income tax liability	1,972,000	1,972,000
Other long-term liabilities	148,000	174,000
Stockholders’ equity:
Common stock	14,000	14,000
Capital in excess of par value	46,139,000	44,755,000
Retained earnings	55,332,000	55,382,000
Accumulated other comprehensive income	2,274,000	2,411,000

Total stockholders’ equity	103,759,000	102,562,000

Total liabilities and stockholders’ equity	$171,663,000	$164,714,000

See accompanying notes to unaudited condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31,
	2006	2005
Net revenues	$40,612,000	$36,513,000
Cost of goods sold	22,636,000	21,878,000

Gross profit	17,976,000	14,635,000

Selling, general and administrative expenses	17,698,000	14,091,000

Income from operations	278,000	544,000

Other income (expense):
Interest income	10,000	20,000
Interest expense	(679,000)	(533,000)
Net foreign currency exchange gain	170,000	43,000
Other income, net	138,000	64,000

Total other expense	(361,000)	(406,000)

Income (loss) before provision for income taxes	(83,000)	138,000
Provision (benefit) for income taxes	(33,000)	55,000

Net income (loss)	$(50,000)	$83,000

Net income (loss) per share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted-average shares outstanding:
Basic	14,182,000	13,726,000
Diluted	14,182,000	14,110,000
See accompanying notes to unaudited condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31,
	2006	2005
Cash flows from operating activities:
Net cash used in operating activities	$(3,750,000)	$(4,387,000)
Cash flows from investing activities:
Net purchases of property, plant and equipment	(631,000)	(2,533,000)
Purchases of intangible assets	(23,000)	—

Net cash used in investing activities	(654,000)	(2,533,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(45,000)
Borrowings on line of credit	9,350,000	13,500,000
Payments on line of credit	(5,750,000)	(7,750,000)
Principal payments on notes payable and long-term debt	(1,052,000)	(1,042,000)
Proceeds from exercise of stock options	1,121,000	357,000
Excess tax benefit from share-based payment arrangements	153,000	—
Change in restricted cash	—	(25,000)

Net cash provided by financing activities	3,822,000	4,995,000

Effect of exchange rate changes on cash	(134,000)	367,000

Net decrease in cash and cash equivalents	(716,000)	(1,558,000)
Cash and cash equivalents, beginning of period	3,839,000	5,541,000

Cash and cash equivalents, end of period	$3,123,000	$3,983,000

See accompanying notes to unaudited condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
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
Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2005, filed with the SEC on February 1, 2006 and on Form 10-K/A for the same period ended, filed with the SEC on February 28, 2006.
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended January 31, 2006 and 2005 were $546,000 and $530,000, respectively.
Reclassifications
Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results.

Stock-Based Compensation
On November 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No.123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental $110,000 of stock-based compensation expense during the first quarter of fiscal 2006 as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows.
The income tax benefit related to stock-based compensation expense was $21,000 for the quarter ended January 31, 2006. As of January 31, 2006, $212,830 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized stock option related compensation cost to be recognized in future periods as of January 31, 2006 does not consider the effect of stock options that may be issued in subsequent periods.
Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended January 31, 2005:

Three months ended
January 31, 2005
Net income — as reported	$83,000

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(327,000)

Net income (loss) — pro forma	$(244,000)

Net income per common share — as reported
Basic	$0.01
Diluted	$0.01

Net income (loss) per common share — pro forma
Basic	$(0.02)
Diluted	$(0.02)
Further information regarding stock-based compensation can be found in Note 6 of these Notes to Condensed Consolidated Financial statements.
Earnings Per Share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the three months ended January 31, 2006 and 2005, outstanding options totaled 1,161,000 and 1,711,000, respectively. Additionally, the exercise of employee stock options can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three Months Ended
	January 31,
	2006	2005
Numerator:
Net income (loss)	$(50,000)	$83,000

Denominator:
Weighted-average shares outstanding	14,181,787	13,726,000
Effect of dilutive options	—	384,000

Denominator for dilutive earnings per share	14,181,787	14,110,000

Basic earnings (loss) per share	$(0.00)	$0.01

Diluted earnings (loss) per share	$(0.00)	$0.01
For the quarters ended January 31, 2006 and 2005, the diluted weighted-average shares outstanding computation excludes 385,000 and 412,000 options, respectively, whose impact would have an anti-dilutive effect.
NOTE 2 – Inventories.
Inventories consisted of the following at January 31, 2006 and October 31, 2005:

	January 31,	October 31,
	2006	2005
Raw materials	$88,000	$146,000
Finished goods	61,635,000	45,980,000

Total inventories, net	$61,723,000	$46,126,000

NOTE 3 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At January 31, 2006 and October 31, 2005 goodwill totaled $13,865,000 and $13,865,000, respectively. The following sets forth the intangible assets, excluding goodwill, by major category:

	January 31, 2006			October 31, 2005
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(365,000)	1,165,000	1,530,000	(307,000)	1,223,000
Non-competes	1,372,000	(887,000)	485,000	1,372,000	(846,000)	526,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,409,000	(1,273,000)	136,000	1,386,000	(1,264,000)	122,000

Total intangible assets	$13,201,000	$(2,715,000)	$10,486,000	$13,178,000	$(2,607,000)	$10,571,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the three months ended January 31, 2006 and 2005, aggregate amortization expense was approximately $108,000 and $176,000, respectively.
Amortization expense related to intangible assets at January 31, 2006 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2006	$327,000
2007	426,000
2008	408,000
2009	266,000
2010	220,000
2011	139,000
Thereafter	—

Total	$1,786,000

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
Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At January 31, 2006, the bank’s reference rate was 7.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount for borrowings during the preceding quarter.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74,000,000 plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74,000,000, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16,500,000 at July 6, 2004 and increasing over time to $27,000,000 at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15,000,000. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the Revolving/Term Loan Credit Agreement dated as of July 6, 2004, (as amended, the “Credit Agreement”). The Second Amendment to the Credit Agreement amended section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment to the Credit Agreement waived compliance with various sections of the Credit Agreement, solely for the period ended July 31, 2005.
On January 26, 2006, the Company entered into the Fourth Amendment to the Credit Agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised Credit Agreement, the revolving loan commitment was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised Credit Agreement, the term loan shall commence January 31, 2006 and equal installments of principal in the amount of $125,000, plus all accrued interest, on account of the term loan, with the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 for the year ended October 31, 2005 included in the accompanying financial statements was adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
The Credit Agreement was also modified to reflect the change to a borrowing base commitment. The primary requirements under the borrowing based denote that the Bank shall not be obligated to advance funds under the Revolving Loan at any time that the Company’s aggregate obligations to the Bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the Bank under the referenced facilities exceed the permitted sum, the Company shall immediately repay to the

Bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants under the Credit Agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment;

2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least .90:1:00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1:00;

3)	Capital expenditures are not to exceed more than $7 million in any fiscal year;

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1:00; provided that, for the fiscal quarter ended January 31, 2006, the fixed charge coverage ratio shall be not less than 0.80 to 1:00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4,400,000 shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4,000,000 through the fiscal year ending October 31, 2006; and

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million was eliminated.
At January 31, 2006, the Company’s ratio of quick assets to current liabilities of 0.61:1:00 was not in compliance with the required ratio of 0.75:1.00. On March 9, 2006, the Company obtained a written waiver of the ratio of quick assets to current liabilities covenant requirement from its lenders for the period ended January 31, 2006.
The line of credit under the Credit Agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the Credit Agreement totaled $4.2 million at January 31, 2006 as compared to $4.0 million outstanding at January 31, 2005. Including the effects of the Fourth Amendment to the Credit Agreement, the Company had $23.1 million outstanding against the revolving credit facility as of January 31, 2006, compared to $8.3 million outstanding at January 31, 2005. Also including the effects of the Fourth Amendment, the Company had $6.8 million outstanding on the term loan at January 31, 2006 compared to $18 million at January 31, 2005. At January 31, 2006, $10.9 million was available for borrowing against the revolving credit facility under the Credit Agreement subject to the borrowing base limitations.
NOTE 5 – Issuance of Common Stock.
Common stock and capital in excess of par value increased by $1,384,000 in the three months ended January 31, 2006, of which $1,121,000 is due to the issuance of 193,000 shares of common stock on exercise of options and $153,000 is the tax benefit related to the exercise of those options. The compensation expense for unvested options and options granted during the period, related to implementation of SFAS No. 123R, was $110,000.

NOTE 6 – Stock-Based Compensation.
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.
The assumptions used for the three-month periods ended January 31, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended
	January 31,
	2006	2005
Expected life	3.8 years	3.6 years
Risk-free interest rate	4.45%	2.89% - 3.22%
Volatility	38.83%	43.36%
Dividend yields	—	—

Weighted-average fair value of options granted during the period	$2.87	$3.83
NOTE 7 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended January 31,
	2006	2005
Net income (loss)	$(50,000)	$83,000

Effects of foreign currency translation	(137,000)	367,000

Total comprehensive income (loss)	$(187,000)	$450,000

NOTE 8 – Legal Proceedings.
The Company is party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, the Company does not believe that these matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position, liquidity or results of operations of the Company.
NOTE 9 – Segment Information.
The Company has the following four reportable segments: Domestic; Gekko Brands, LLC; Ashworth U.K., Ltd.; and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual or infrequent items, and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. For the period ended January 31, 2006, income (loss) from operations for the Domestic segment included an increase in costs of Sarbanes-Oxley compliance and legal and consulting costs related to the upcoming 2006 Annual Meeting of Stockholders that were not allocated to other reportable segments. Segment information is summarized, for the periods or dates presented, below:

	Three months January 31,
	2006	2005
Net revenues:
Domestic	$24,685,000	$22,941,000
Gekko Brands, LLC	$10,096,000	$8,628,000
Ashworth, U.K., Ltd.	4,478,000	3,415,000
Other International	1,353,000	1,529,000

Total	$40,612,000	$36,513,000

Income (loss) from operations:
Domestic	$(1,458,000)	$(1,397,315)
Gekko Brands, LLC	$1,071,000	$1,216,315
Ashworth, U.K., Ltd.	413,000	346,000
Other International	252,000	379,000

Total	$278,000	$544,000

Capital expenditures:
Domestic	$566,000	$1,781,000
Gekko Brands, LLC	$51,000	$614,000
Ashworth, U.K., Ltd.	14,000	138,000

Total	$631,000	$2,533,000

Depreciation expense:
Domestic	$1,149,000	$883,000
Gekko Brands, LLC	$101,000	$89,000
Ashworth, U.K., Ltd.	76,000	77,000

Total	$1,326,000	$1,049,000

	January 31,	January 31,
	2006	2005
Total assets:
Domestic	$110,693,000	$108,431,000
Gekko Brands, LLC	$37,709,000	$32,465,000
Ashworth, U.K., Ltd.	18,193,000	18,353,000
Other International	5,068,000	3,821,000

Total	$171,663,000	$163,070,000

Long lived assets, at cost:
Domestic	$58,838,000	$53,558,000
Gekko Brands, LLC	$27,352,000	$25,684,000
Ashworth, U.K., Ltd.	1,991,000	1,921,000

Total	$88,181,000	$81,163,000

Goodwill:
Gekko Brands, LLC	$13,865,000	$12,642,000

NOTE 10 – Contingencies
     During the quarter ended July 2005, the Company recalled certain knit styles of its Callaway Golf apparel collection. The recalled styles contained magnets in the placket of the garment that could cause a pacemaker or heart defibrillator to malfunction, potentially causing serious injury or death to the wearer. To date, the Company has recovered approximately 80% of the recalled product from its customers and end consumers. Additionally, the Company has not received any claims to date and is unable to estimate the potential dollar amount of future claims, if any, at this time.
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
     Because the Company’s business is seasonal, the current balance sheet balances at January 31, 2006 may more meaningfully be compared to the balances at January 31, 2005, rather than to the balances at October 31, 2005.
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
     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $3.4 million at January 31, 2006 compared to $4.1 million at October 31, 2005 and $1.1 million at January 31, 2005. At January 31, 2006 and during the year ended October 31, 2005 as compared to January 31, 2005, the Company significantly increased the estimate for markdown allowances for its retail sales based on recent experience in the retail channel.
     Allowance for Doubtful Accounts. Management must make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $29.2 million, net of allowances for doubtful accounts of $1.3 million, at January 31, 2006, as compared to the balance of $37.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2005. At January 31, 2005, the trade accounts receivable balance was $30.5 million, net of allowances for doubtful accounts of $1.3 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $61.7 million, net of inventory write-downs of $3.8 million, at January 31, 2006, as compared to an inventory balance of $46.1 million, net of inventory write-downs of $3.8 million, at October 31, 2005. At January 31, 2005, the inventory balance was $59.2 million, net of inventory write-downs of $1.1 million.
     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) which was not damaged for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. From time to time, the Company may enter into additional contracts with such third party suppliers to use the APCs. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At January 31, 2006, the Company had $22,000 of the APCs remaining and management expects to fully utilize them over the remaining life of the contract through December 1, 2007. At January 31, 2006, the Company has recorded $22,000 of the APCs in its “Other Current Assets” line item. Since December 2003, the Company has not nor does it intend to enter into any new contracts to exchange prior seasons’ slower moving inventory for APCs.

Off-Balance Sheet Arrangements
At January 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange trade contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu® and The Game® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve high school and college markets, NASCAR/racing markets, outdoor sports distribution channels and to top specialty-advertising firms for the corporate market. Nearly all of the Company’s production is through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, and collegiate and corporate logos for its customers.
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
     In July 2004, the Company completed the acquisition (the “Gekko Acquisition”) of all the membership interests in Gekko Brands, LLC (“Gekko”), a leading designer, producer and distributor of headwear and apparel under The Game and Kudzu brands. The purchase price for the acquisition was $24 million, consisting of $23 million in cash and a $1 million promissory note with up to an additional $6.5 million paid to the remaining members of Gekko management if the subsidiary achieves certain defined earnings before interest and taxes (“EBIT”) and other operating targets over approximately three years or through Ashworth’s fiscal year 2008. For the year ended October 31, 2005 and from the date of acquisition through October 31, 2004, the subsidiary achieved the specified EBIT and other operating targets, entitling the remaining members of Gekko management to additional payments of $1.2 million and $0.5 million, respectively.
     During the first quarter of fiscal 2005, the Company placed into service its distribution center in Oceanside, California and is currently integrating information systems and improving operational processes.
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
     Preparing For Additional Growth. The Company’s embroidery and distribution center ( the “EDC”) opened on November 1, 2004. Its operations in the first three quarters of fiscal 2005 were not as efficient as originally planned primarily due to issues caused by the programming requirements necessary to have the many varied systems work together. Management believes these issues were largely resolved in the fourth quarter of fiscal 2005 and many of the expected efficiencies are now being realized. The Company currently has sufficient capacity to accommodate planned growth for the next few years. It also owns the adjoining seven acres which should accommodate any future expansion requirements. In addition, the Company recently signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system to be installed over the next two fiscal years. The current computer system was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business. The new ERP system is expected to provide management with timely, consolidated information to gain better visibility into the Company’s business drivers.
Results of Operations
First quarter 2006 compared to First quarter 2005
     Consolidated net revenues for the first quarter of fiscal 2006 increased 11.2% to $40.6 million from $36.5 million for the same period in fiscal 2005. The increase was driven by higher revenues from the Company’s retail and corporate distribution channels and outlet stores as well as higher revenues from Gekko and international segments. The increases were partially offset by lower net revenues from the green grass distribution channels.

     Net revenues for the domestic segment increased 10.0% to $34.8 million for the first quarter of fiscal 2006 from $31.6 million for the same period in fiscal 2005. Net revenues from the Company’s retail distribution channel increased 40.9% or $1.5 million primarily driven by an improved product mix with the addition of classic key items. Net revenues from the corporate distribution channel increased 34.8% or $1.4 million primarily due to the addition of the Callaway Golf apparel line as well as a focus on outerwear. Gekko revenues increased 16.8% or $1.4 million primarily in its collegiate and outdoors distribution channels. Net revenues from the Company owned stores increased 36.2% or $0.6 million primarily due to the net addition of three stores. These increases were partially offset by the 12.8% or $1.7 million decrease in revenues from the Company’s green grass distribution channel. This decrease was primarily due to lower volume realized as the Company reduced the volume discounts offered to its customers.
     Net revenues for the Company’s U.K. subsidiary increased 31.1% to $4.5 million for the first quarter of fiscal 2006 from $3.4 million for the same period in fiscal 2005. Each brand contributed equally to the $1.1 million increase in revenues. Net revenues for the Company’s other international segment decreased 7.7% to $1.4 million for the current quarter from $1.5 million for the same period of the prior fiscal year.
     Consolidated gross margin for the first quarter of fiscal 2006 increased 420 basis points to 44.3% as compared to 40.1% for the same period in fiscal 2005. This improvement was primarily due to improved direct labor efficiencies in the EDC and fewer volume discounts offered to its customers.
     Consolidated selling, general and administrative (“SG&A”) expenses increased 25.6% to $17.7 million for the first quarter of fiscal 2005 from $14.1 million for the same period in fiscal 2005. As a percent of net revenues, SG&A expenses were 43.6% for the first quarter of fiscal 2006 as compared to 38.6% for the same period in fiscal 2005. The increase in SG&A is primarily due to higher sales related expenses, such as royalties, commissions and expenses related to the opening of new Company owned stores, as well as increased audit and consulting fees related to Sarbanes-Oxley compliance and legal fees related to the upcoming 2006 Annual Meeting of Stockholders.
     Total other expense decreased to $361,000 for the first quarter of fiscal 2006 from $406,000 for the same period of fiscal 2005. The decrease was primarily due to higher interest expense resulting from increased long-term debt offset by higher currency transaction gains in the current quarter as compared to the same quarter of the prior fiscal year at the Company’s U.K. subsidiary and Canadian divisions.
     The effective income tax rate for the first quarter of fiscal 2006 remained unchanged from the same period of fiscal 2005 at 40.0% of pre-tax income.
Capital Resources and Liquidity
     The Company’s primary sources of liquidity for the next 12 months are expected to be its cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. The Company’s need for working capital is seasonal, with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory during this period to provide product for shipment for the spring/summer selling season.
     On July 6, 2004, the Company entered into a business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement is comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s real estate.

     Under this loan agreement, interest on the $20.0 million term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At January 31, 2006, the bank’s reference rate was 7.75%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement has an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
     On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the Revolving/Term Loan Credit Agreement dated as of July 6, 2004, (as amended, the “Credit Agreement”). The Second Amendment to the Credit Agreement amended section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment to the Credit Agreement waived compliance with various sections of the Credit Agreement, solely for the period ended July 31, 2005.
     On January 26, 2006, the Company entered into the Fourth Amendment to the Credit Agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised Credit Agreement, the revolving loan commitment was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised Credit Agreement, the term loan shall commence January 31, 2006 and equal monthly installments of principal in the amount of $125,000, plus all accrued interest, on account of the term loan, with the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
     Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 for the year ended October 31, 2005 included in the accompanying condensed consolidated financial statements was adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.

     The Credit Agreement was also modified to reflect the change to a borrowing base commitment. The primary requirements under the borrowing based denote that the Bank shall not be obligated to advance funds under the Revolving Loan at any time that the Company’s aggregate obligations to the Bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the Bank under the referenced facilities exceed the permitted sum, the Company shall immediately repay to the Bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants under the Credit Agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment;

2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least .90:1:00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1:00;

3)	Capital expenditures are not to exceed more than $7 million in any fiscal year;

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1:00; provided that, for the fiscal quarter ended January 31, 2006, the fixed charge coverage ratio shall be not less than 0.80 to 1:00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4,400,000 shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4,000,000 through the fiscal year ending October 31, 2006; and

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million was eliminated.
     At January 31, 2006, the Company’s ratio of quick assets to current liabilities of 0.61:1:00 was not in compliance with the required ratio of 0.75:1.00. On March 8, 2006, the Company obtained a written waiver of the ratio of quick assets to current liabilities covenant requirement from its lenders for the period ended January 31, 2006.
     The line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under this loan agreement totaled $4.2 million at January 31, 2006 as compared to $4.0 million outstanding at January 31, 2005 under the prior loan agreement. The Company had $23.1 million outstanding against the revolving credit facility under this loan agreement at January 31, 2006, compared to $8.3 million outstanding at January 31, 2005 under the prior agreement. The increase in outstanding letters of credit is primarily due to the continued conversion of vendors from letters of credit to open credit terms. The increase in borrowings against the revolving credit facility is primarily due to the $7.5 million transfer from the term loan to the line of credit as well as financing of the operating cash flow needs. The Company had $6.8 million outstanding on the term loan under this loan agreement at January 31, 2006 compared to $7.5 million at October 31, 2005. At January 31, 2006, $10.9 million was available for borrowings against the revolving credit facility under this loan agreement.

     During the three months ended January 31, 2006, cash used in operations was $3.8 million as compared to $4.4 million used in operations during the same period of the prior fiscal year. The decrease in cash used in operations was primarily due to a decrease in current assets.
     Net trade receivables were $29.2 million at January 31, 2006, a decrease of $8.1 million from the balance at October 31, 2005. Because the Company’s business is seasonal, the net receivables balance may more meaningfully be compared to the balance of $30.5 million at January 31, 2005, rather than the year-end balance. The comparison of the first quarter fiscal 2006 balance to the first quarter fiscal 2005 balance shows a decrease of approximately $1.3 million, primarily due to more timely collections.
     Net inventories increased 33.8% to $61.7 million at January 31, 2006 from $46.1 million at October 31, 2005, primarily due to the seasonal nature of the Company’s golf distribution channel and the Company’s inventory requirements to meet market demand in the spring/summer selling season. Compared to net inventories of $59.2 million at January 31, 2005, net inventories at January 31, 2006 have increased by 4.2%, primarily due to the addition of collegiate apparel product line at Gekko. The Company believes that its current inventory mix is appropriate to respond to anticipated market demand.
     Current liabilities increased 15.0% to $49.1 million at January 31, 2006 from $42.7 million at October 31, 2005. Compared to current liabilities of $32.9 million at January 31, 2005, current liabilities increased 49.1%, primarily due to the reclassification of $7.5 million from the long term note payable to the line of credit payable as well as an increase borrowings against the line of credit of $7.4 million to fund working capital requirements.
     On April 2, 2004, the Company completed the purchase of the distribution center for approximately $14.0 million and entered into a secured loan agreement with a bank to finance $11.7 million of the purchase price. The loan is at a fixed interest rate of 5.0% and will be amortized over 30 years, but is due and payable on May 1, 2014. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC LLC is a wholly owned limited liability company organized under the laws of the State of Delaware and its results and assets are reported in the condensed consolidated statements included in this report.
     During the first three months of fiscal 2006, the Company incurred capital expenditures of $0.6 million, primarily for computer systems, equipment, and new outlet stores leasehold improvements and equipment. The Company anticipates capital spending of approximately $5.2 million during the remainder of fiscal 2006, primarily on computer systems and equipment, outlet store openings, and distribution center related equipment. Management currently intends to finance the purchase of the additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
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
     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments which began in January 2003. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for a five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees.
     Common stock and capital in excess of par value increased by $1,384,000 in the three months ended January 31, 2006, of which $1,121,000 is due to the issuance of 193,000 shares of common stock on exercise of options and $153,000 is the tax benefit related to the exercise of those options. The compensation expense for unvested options and options granted during the period, related to implementation of SFAS No. 123R, was $110,000.
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
Derivatives
     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in operations in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. During the quarter ended January 31, 2006, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
New Accounting Standards
     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position or results of operations
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No.153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB Opinion No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 did not have a significant effect on its financial statements.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company’s adoption of SFAS No. 151 did not have a significant effect on its financial statements.
Cautionary Statements
     This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the identification and evaluation of strategic alternatives, the actual or threatened proxy solicitation by third parties, timely development and acceptance of new products, as well as strategic alliances, the integration of the Company’s acquisition of Gekko Brands LLC, the impact of competitive products and pricing, the success of the Callaway Golf apparel product line, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the new distribution facility in Oceanside, CA and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2005, other quarterly reports on Form

10-Q filed thereafter and amendments to any of the foregoing reports These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s debt consists of a term loan, mortgage note, notes payable and a capital lease that had a total balance of $18.6 million at January 31, 2006. The debt bears interest at fixed rates ranging from 3.5% to 5.4%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $23.1 million outstanding at January 31, 2006 on its revolving line of credit with interest charged at a weighted average rate of 6.62%. Under the Credit Agreement, borrowings against the revolving line of credit are charged interest at the bank’s reference rate (prime) or, at the Company’s option, at an optional interest rate based on LIBOR in increments of $0.5 million for periods of at least 30 days. At January 31, 2006, the bank’s reference rate was 7.75%. A hypothetical 10% increase in interest rates during the three months ended January 31, 2006 would have resulted in a $32,000 decrease in net income.
     For details regarding the Company’s variable and fixed rate debt, see “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company will sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. During the quarter ended January 31, 2006, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
Item 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     We carried out this evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures as of January 31, 2006. Based on that evaluation and our evaluation as of October 31, 2005 included in our Form 10-K filed on February 1, 2006, our CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting discussed in Item 9A. Controls And Procedures of our Form 10-K for the period ended October 31, 2005, our disclosure controls and procedures were not effective as of January 31, 2006
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     During the fiscal quarter ended January 31, 2006, management has begun to take corrective action to remediate the material weaknesses identified in our most recent Annual Report on Form 10-K. This includes the addition of qualified accounting, finance and tax personnel on a permanent and consulting basis in addition to the installation of software that allows management to monitor and audit modifications and changes to the ERP system by users with super-users access rights. To date, neither the Company nor its registered independent public accountants have performed any procedures to attest to the effectiveness of these corrective actions. However, such procedures are expected to be performed prior to the end of the current fiscal year. Except for the corrective actions denoted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.
     We currently are unable to determine when the material weaknesses identified in our most recent Annual Report on Form 10-K will be fully remediated. However, because remediation will not be completed until we have completed staffing changes and strengthened the pertinent controls, we believe that the material weaknesses continued to exist at January 31, 2006.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company is party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such other claims and litigation cannot currently be ascertained, the Company does not believe that these matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position or results of operations of the Company.

Item 1A. Risk Factors
     The following discussion is an update to the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005; the risk factors contained therein are still considered current and should be given equal consideration together with the matters discussed below:
❑	The Company received a notice from Knightspoint Partners II, LLC (“Knightspoint”) dated December 22, 2005 indicating that Knightspoint intends to present a number of proposals at the Company’s Annual Meeting in 2006. On February 27, 2006, Knightspoint filed a preliminary proxy statement with the United States Securities and Exchange Commission in connection with certain proposals and director nominations Knightspoint intends to make at the Company’s Annual Meeting in 2006. The Company is currently evaluating the proposals in the Knightspoint filing. If the Company were to oppose the Knightspoint proposals as not in the Company’s or stockholders’ best interest, management would be forced to expend substantial time and energy which may divert management’s attention from the operations of the Company, as well as incur significant additional costs, including fees for the retention of legal and financial advisors, that would negatively impact the Company’s operating results and financial condition. At this time, management can not estimate the impact that such proposals will have on the Company’s operating results and financial condition.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None
Item 3. DEFAULTS UPON SENIOR SECURITIES — None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — Not applicable
Item 5. OTHER INFORMATION — None
Item 6. EXHIBITS
Exhibits

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(e)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(f)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(h)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(i)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(j)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(n)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)(1)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(2)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(3)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(4)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(q)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(r)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Annual Base Salary for the Company’s Chief Executive Officer Effective as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q on June 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*	Second Amended And Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*	Amended And Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)()*	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as exhibit 10.5 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)*	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman effective as of February 28, 2006 (filed as exhibit 10.6 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)*	Employment Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective as of September 16, 2005 (filed as exhibit 10.1 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)*	Change in Control Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective as of September 16, 2005 (filed as exhibit 10.2 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)*	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective as of February 28, 2006 (filed as exhibit 10.3 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)*	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective as of February 28, 2006 (filed as exhibit 10.4 to the Company’s Form 10K on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as exhibit 10.5 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)*	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as exhibit 10.7 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)(1)*	Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as exhibit 10.8 to the Company’s Form 10K on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b)	Financial statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date: March 13, 2006	By:	/s/ Randall L. Herrel, Sr.
Randall L. Herrel, Sr.
Chairman, President and Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.