Form 10-Q
period 2006-04-30
ASHWORTH INC
filed 2006-06-09
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
(760) 438-6610
(Registrant’s Telephone No. Including Area Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at May 31, 2006

$.001 par value Common Stock	14,498,243

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2006	October 31, 2005
	(UNAUDITED)
Assets

Current assets:
Cash and cash equivalents	$5,950,000	$3,839,000
Accounts receivable – trade, net	50,740,000	37,306,000
Accounts receivable – other, net	615,000	1,053,000
Inventories, net	53,099,000	46,126,000
Income tax refund receivable	1,780,000	4,036,000
Other current assets	5,208,000	6,157,000
Deferred income tax asset	3,443,000	3,441,000

Total current assets	120,835,000	101,958,000

Property, plant and equipment, at cost	62,999,000	60,203,000
Less accumulated depreciation and amortization	(24,032,000)	(22,121,000)

Total property, plant and equipment, net	38,967,000	38,082,000
Goodwill	13,865,000	13,865,000
Intangible assets, net	10,422,000	10,571,000
Other assets	320,000	238,000

Total assets	$184,409,000	$164,714,000

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit payable	$29,050,000	$19,500,000
Current portion of long-term debt	2,098,000	2,366,000
Accounts payable	15,137,000	11,149,000
Accrued liabilities:
Salaries and commissions	3,114,000	3,529,000
Other	5,479,000	6,142,000

Total current liabilities	54,878,000	42,686,000

Long-term debt, net of current portion	16,879,000	17,320,000
Deferred income tax liability	1,972,000	1,972,000
Other long-term liabilities	157,000	174,000
Stockholders’ equity:
Common stock	14,000	14,000
Capital in excess of par value	47,598,000	44,755,000
Retained earnings	60,007,000	55,382,000
Accumulated other comprehensive income	2,904,000	2,411,000

Total stockholders’ equity	110,523,000	102,562,000

Total liabilities and stockholders’ equity	$184,409,000	$164,714,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net revenues	$66,020,000	$64,668,000	$106,632,000	$101,180,000
Cost of goods sold	36,137,000	36,585,000	58,773,000	58,463,000

Gross profit	29,883,000	28,083,000	47,859,000	42,717,000

Selling, general and administrative expenses	21,510,000	19,303,000	39,208,000	33,393,000

Income from operations	8,373,000	8,780,000	8,651,000	9,324,000

Other income (expense):
Interest income	9,000	14,000	19,000	34,000
Interest expense	(722,000)	(576,000)	(1,401,000)	(1,109,000)
Net foreign currency exchange gain (loss)	166,000	(69,000)	337,000	(26,000)
Other expense, net	(35,000)	(131,000)	102,000	(67,000)

Total other expense	(582,000)	(762,000)	(943,000)	(1,168,000)

Income before provision for income taxes	7,791,000	8,018,000	7,708,000	8,156,000
Provision for income taxes	3,116,000	3,207,000	3,083,000	3,262,000

Net income	$4,675,000	$4,811,000	$4,625,000	$4,894,000

Net income per share:
Basic	$0.32	$0.35	$0.32	$0.36
Diluted	$0.32	$0.34	$0.32	$0.35

Weighted-average shares outstanding:
Basic	14,404,000	13,813,000	14,290,000	13,769,000
Diluted	14,560,000	14,271,000	14,458,000	14,184,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash used in operating activities	(6,158,000)	(10,348,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,555,000)	(5,091,000)
Proceeds from sale of equipment	—	5,000
Purchase of intangibles	(69,000)	(71,000)

Net cash used in investing activities	(3,624,000)	(5,157,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	—	(9,000)
Principal payments on capital lease obligations	(33,000)	(101,000)
Borrowings on line of credit	23,300,000	25,750,000
Payments on line of credit	(13,750,000)	(12,250,000)
Principal payments on notes payable and long-term debt	(675,000)	(2,048,000)
Proceeds from issuance of common stock	2,156,000	1,134,000
Excess tax benefit from share-based payment arrangements	432,000	—

Net cash provided by financing activities	11,430,000	12,476,000

Effect of exchange rate changes on cash	463,000	520,000

Net increase (decrease) in cash and cash equivalents	2,111,000	(2,509,000)
Cash, beginning of period	3,839,000	5,541,000

Cash, end of period	$5,950,000	$3,032,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2006
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
Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2005, filed with the SEC on February 1, 2006 and on Form 10-K/A for the same period, filed with the SEC on February 28, 2006.
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended April 30, 2006 and 2005 were $855,000 and $855,000, respectively. For the six-month periods ended April 30, 2006 and 2005, shipping expenses were $1,401,000 and $1,385,000, respectively.
Reclassifications
Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results.

Stock-Based Compensation
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $145,000 and $255,000 during the second quarter and first six months of fiscal 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statements of Cash Flows.
The income tax benefit related to stock-based compensation expense was $55,000 and $76,000 for the three and six-month periods ended April 30, 2006, respectively. As of April 30, 2006, $240,183 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. This compensation cost to be recognized in future periods as of April 30, 2006 does not consider or include the effect of stock options that may be issued in subsequent periods.
Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee and non-employee director stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee and non-employee director stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair-value recognition provisions of SFAS No. 123R to stock-based compensation during the three and six-month periods ended April 30, 2005:

	Three Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2005
Net income — as reported	$4,811,000	$4,894,000

Deduct: Stock-based employee and non-employee director compensation expense determined under the fair-value-based method for all awards, net of tax	(252,000)	(530,000)

Net income — pro forma	$4,559,000	$4,364,000

Net income per common share — as reported
Basic	$0.35	$0.36
Diluted	$0.34	$0.35

Net income per common share — pro forma
Basic	$0.33	$0.32
Diluted	$0.32	$0.31
Further information regarding stock-based compensation can be found in Note 6 of these Notes to Condensed Consolidated Financial Statements.
Earnings Per Share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the six months ended April 30, 2006 and 2005, outstanding options totaled 1,000,342 and 1,791,000, respectively.

The following table sets forth the computation of basic and diluted earnings per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Numerator:
Net income	$4,675,000	$4,811,000	$4,625,000	$4,894,000

Denominator:
Weighted-average shares outstanding	14,404,000	13,813,000	14,290,000	13,769,000
Effect of dilutive options	156,000	458,000	168,000	415,000

Denominator for dilutive earnings per share	14,560,000	14,271,000	14,458,000	14,184,000

Basic earning per share	$0.32	$0.35	$0.32	$0.36

Diluted earnings per share	$0.32	$0.34	$0.32	$0.35
For the quarters ended April 30, 2006 and 2005, the diluted weighted-average shares outstanding computation excludes 291,000 and 170,000 options, respectively, whose impact would have an anti-dilutive effect. For the six month periods ended April 30, 2006 and 2006, the dilutive weighted-average shares outstanding computation excludes 318,000 and 437,000 options, respectively, whose impact would have an anti-dilutive effect.
NOTE 2 – Inventories.
Inventories consisted of the following at April 30, 2006 and October 31, 2005:

	April 30,	October 31,
	2006	2005
Raw materials	$124,000	$146,000
Finished goods	52,975,000	45,980,000

Total inventories, net	$53,099,000	$46,126,000

NOTE 3 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At April 30, 2006 and October 31, 2005, goodwill totaled $13,865,000 and $13,865,000, respectively. The following sets forth the intangible assets, excluding goodwill, by major category:

	April 30, 2006			October 31, 2005
	Gross Carrying	Accumulated		Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Net Book Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000

Finite life:
Customer lists	1,530,000	(424,000)	1,106,000	1,530,000	(307,000)	1,223,000
Non-competes	1,372,000	(928,000)	444,000	1,372,000	(846,000)	526,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,455,000	(1,283,000)	172,000	1,386,000	(1,264,000)	122,000

Total intangible assets	$13,247,000	$(2,825,000)	$10,422,000	$13,178,000	$(2,607,000)	$10,571,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the six months ended April 30, 2006 and 2005, aggregate amortization expense was approximately $218,000 and $329,000, respectively.
Amortization expense related to intangible assets at April 30, 2006 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2006	$222,000
2007	435,000
2008	417,000
2009	275,000
2010	230,000
2011	143,000
Thereafter	—

Total	$1,722,000

NOTE 4 – Business Loan Agreement.
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

Under this loan agreement, interest on the $20,000,000 term loan is fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At April 30, 2006, the bank’s reference rate was 8.00%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount for borrowings during the preceding quarter.
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
On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment waived non-compliance with various sections of the Credit Agreement, solely for the period ended July 31, 2005.
On January 26, 2006, the Company entered into the Fourth Amendment to the loan agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised loan agreement, the revolving credit facility was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised loan agreement, the term loan commenced January 31, 2006, requiring equal monthly installments of principal in the amount of $125,000, plus all accrued interest for each monthly installment period, with a balloon installment for the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
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

The loan agreement was also modified to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the bank shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the bank under the referenced facilities exceed the permitted sum, the Company is obligated to immediately repay to the bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment (including net proceeds from stock option exercises);

2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1:00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1:00;

3)	Capital expenditures are not to exceed more than $7 million in any fiscal year;

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
The Company is in compliance with all of the loan agreements financial covenants as of April 30, 2006.
The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $4.0 million at April 30, 2006 as compared to $4.7 million outstanding at April 30, 2005. Including the effects of the Fourth Amendment, the Company had $29.1 million outstanding against the revolving credit facility as of April 30, 2006, compared to $16.0 million outstanding at April 30, 2005. Also including the effects of the Fourth Amendment, the Company had $6.3 million outstanding on the term loan at April 30, 2006 compared to $17 million at April 30, 2005. At April 30, 2006, $9.5 million was available for borrowing against the revolving credit facility under the loan agreement subject to the borrowing base limitations.

NOTE 5 – Issuance of Common Stock.
During the six months ended April 30, 2006 and 2005, common stock and capital in excess of par value increased by $1,459,000 and $1,134,000, respectively, of which $1,034,000 and $830,000 was due to the issuance of 190,776 and 154,936 shares of common stock on exercise of options and $280,000 and $304,000 was the tax benefit related to the exercise of those options at April 30, 2006 and 2005. The compensation expense for unvested options granted during the six-month period ended April 30, 2006, related to implementation of SFAS No.123R, was $145,000.
NOTE 6 – Stock-Based Compensation.
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.
The assumptions used for the three and six-month periods ended April 30, 2006 and 2005 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Expected life	3.71	3.87	3.76	3.55 - 3.87
Risk-free interest rate	4.68%	3.75%	4.56%	2.89% - 3.75%
Volatility	38.1%	42.7%	38.5%	42.7% - 43.36%
Dividend yields	—	—	—	—

Weighted-average fair value of options during the period	$3.00	$4.26	$2.94	$3.87
The Company did not reflect any stock-based employee compensation expense in the consolidated financial statements for the three months ended and six months ended April 30, 2005, presented in the above table.

NOTE 7 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net income	$4,675,000	$4,811,000	$4,625,000	$4,894,000

Effects of foreign currency translation	630,000	154,000	493,000	520,000

Total comprehensive income	$5,305,000	$4,965,000	$5,118,000	$5,414,000

NOTE 8 – Legal Proceedings.
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
NOTE 9 – Segment Information.
The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company has the following four reportable segments: Domestic, Gekko Brands, LLC, Ashworth, U.K., Ltd. and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual and infrequent items and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. For the six months ended April 30, 2006. income from operations for the Domestic segment included an increase in costs of legal and consulting costs related to the upcoming 2006 Annual Meeting of Stockholders that were not allocated to other reportable segments. Segment information is summarized below for the periods or dates presented:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net revenues:
Domestic	$44,677,000	$43,939,000	$69,362,000	$66,923,000
Gekko Brands, LLC	8,145,000	7,929,000	18,241,000	16,557,000
Ashworth, U.K., Ltd.	8,712,000	8,431,000	13,190,000	11,846,000
Other International	4,486,000	4,369,000	5,839,000	5,854,000

Total	$66,020,000	$64,668,000	$106,632,000	$101,180,000

Income from operations:
Domestic	$4,338,000	$5,660,000	$2,880,000	$4,246,000
Gekko Brands, LLC	1,092,000	682,000	2,163,000	1,898,000
Ashworth, U.K., Ltd.	1,643,000	1,144,000	2,097,000	1,504,000
Other International	1,300,000	1,294,000	1,511,000	1,676,000

Total	$8,373,000	$8,780,000	$8,651,000	$9,324,000

Capital expenditures:
Domestic	$2,718,000	$2,258,000	$3,284,000	$4,031,000
Gekko Brands, LLC	181,000	222,000	232,000	836,000
Ashworth, U.K., Ltd.	25,000	52,000	39,000	190,000

Total	$2,924,000	$2,532,000	$3,555,000	$5,057,000

Depreciation expense:
Domestic	$1,161,000	$936,000	$2,310,000	$1,916,000
Gekko Brands, LLC	107,000	98,000	208,000	187,000
Ashworth, U.K., Ltd.	77,000	80,000	153,000	59,000

Total	$1,345,000	$1,114,000	$2,671,000	$2,162,000

	April 30,	October 31,
	2006	2005
		(Audited)
Total assets:
Domestic	$118,383,000	$102,745,000
Gekko Brands, LLC	38,664,000	38,217,000
Ashworth, U.K., Ltd.	20,829,000	18,999,000
Other International	6,533,000	4,753,000

Total	$184,409,000	$164,714,000

Long-lived assets, at cost:
Domestic	$60,790,000	$58,206,000
Gekko Brands, LLC	27,533,000	27,301,000
Ashworth, U.K., Ltd.	2,108,000	1,977,000

Total	$90,431,000	$87,484,000

Goodwill:
Gekko Brands, LLC	$13,865,000	$13,865,000

NOTE 10 – Contingencies.
During the quarter ended July 2005, the Company recalled certain knit styles of its Callaway Golf apparel collection. The recalled styles contain magnets in the placket of the garment that could cause a pacemaker or heart defibrillator to malfunction, potentially causing serious injury or death to the wearer. As part of the recall effort, the Company has provided each of its customers that purchased the affected garment with point of sale information to display in their stores. To date, the Company believes that it has taken all reasonable actions available to recover the affected product and will continue to provide refunds to anyone who returns one of these garments. As of the date of this report, the Company has recovered approximately 80% of the recalled product from its customers and end consumers. Additionally, the Company has not received any claims to date and is unable to estimate the potential dollar amount of future claims, if any, at this time.
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
     Because the Company’s business is seasonal, the current balance sheet balances at April 30, 2006 may more meaningfully be compared to the balances at April 30, 2005, rather than to the balances at October 31, 2005.
Cautionary Statements and Risk Factors
     This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the identification and evaluation of strategic alternatives, the actual or threatened proxy solicitation by third parties, timely development and acceptance of new products, as well as strategic alliances, the integration of the Company’s acquisition of Gekko Brands LLC, the impact of competitive products and pricing, the success of the Callaway Golf apparel product line, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the distribution facility in Oceanside, CA, successful implementation of the Company’s planned ERP system, and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2005, other quarterly reports on Form 10-Q filed thereafter and amendments to any of the foregoing reports, and Item 1A. “Risk Factors” hereof. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases.

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
     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $3.8 million at April 30, 2006 compared to $4.1 million at October 31, 2005 and $1.6 million at April 30, 2005. At April 30, 2006, and during the year ended October 31, 2005, as compared to April 30, 2005, the Company significantly increased the estimate for markdown allowances for its retail sales based on recent experience in the retail channel.
     Allowance for Doubtful Accounts. Management must make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $50.7 million, net of allowances for doubtful accounts of $1.1 million, at April 30, 2006, as compared to the balance of $37.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2005. At April 30, 2005, the trade accounts receivable balance was $52.4 million, net of allowances for doubtful accounts of $1.3 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $53.1 million, net of inventory write-downs of $4.1 million, at April 30, 2006, as compared to an inventory balance of $46.1 million, net of inventory write-downs of $3.8 million, at October 31, 2005. At April 30, 2005, the inventory balance was $53.9 million, net of inventory write-downs of $1.1 million.
     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million, resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At April 30, 2006, the Company had fully utilized all acquired APCs and does not intended to enter into any new contracts for APCs in exchange for prior season’s slower moving inventory at this time. At April 30, 2005, the Company recorded $0.4 million of the APCs in its “Other Current Assets” line item.
     Cost of Goods Sold. The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfers costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.
Off-Balance Sheet Arrangements
     At April 30, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu® and The Game® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve high school and college markets, NASCAR/racing markets, outdoor sports distribution channels and to top specialty-advertising firms for the corporate market. Nearly all of the Company’s production is through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments at its domestic facilities with custom golf course, tournament, and collegiate and corporate logos for its customers.
     In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe and Canada. The initial Callaway Golf apparel products shipped in April 2002. The multi-year agreement has various minimum annual requirements for marketing expenditures and royalty payments. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments in the foreseeable future. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement.
     In July 2004, the Company completed the acquisition (the “Gekko Acquisition”) of all the membership interests in Gekko Brands, LLC (“Gekko”), a leading designer, producer and distributor of headwear and apparel under The Game and Kudzu brands. The purchase price for the acquisition was $24 million, consisting of $23 million in cash and a $1 million promissory note with up to an additional $6.5 million paid to the remaining members of Gekko management if the subsidiary achieves certain defined earnings before interest and taxes (“EBIT”) and other operating targets over approximately three years or through Ashworth’s fiscal year 2008. From the date of acquisition through October 31, 2004 and for the year ended October 31, 2005, the subsidiary achieved the specified EBIT and other operating targets, entitling the remaining members of Gekko management to additional payments of $0.5 million and $1.2 million, respectively.
     During the first quarter of fiscal 2005, the Company placed into service its distribution center in Oceanside, California.
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
     During 2005, the Company continued to develop its product lines and has recently released the new Ashworth Weather SystemsTM (“AWS”) Collection. AWS represents some of the most innovative performance products in the industry, and is merchandised as a three layer performance system for a wide range of climates and conditions. The introduction of AWS positions the Company to expand its market leadership position beyond its traditional golf apparel offerings, meeting the increased performance demands of today’s golf apparel consumer.
     The Callaway Golf apparel brand has grown in its diversity to include Sport and Collection product for men and women. In addition, the recently introduced X Series product line has enjoyed a complimentary global reception because of its technical and moisture management characteristics.

     The diversity of the Ashworth and Callaway Golf Apparel lines helps the Company maintain its focus on multi-brand, multi-channel growth initiatives.
     Preparing For Additional Growth. The Company’s domestic embroidery and distribution center (the “EDC”) opened on November 1, 2004. Its operations in the first three quarters of fiscal 2005 were not as efficient as originally planned primarily due to issues caused by the programming requirements necessary to have the many varied systems work together. Management believes these issues were largely resolved in the fourth quarter of fiscal 2005 and many of the expected efficiencies are now being realized. The Company currently has sufficient capacity to accommodate planned growth for the next few years. It also owns the adjoining seven acres which should accommodate any future expansion requirements. In addition, the Company signed purchase contracts in December 2005 for a new Enterprise Resource Planning (“ERP”) system to be installed in fiscal years 2006 and 2007. The current computer system was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business. The new ERP system is expected to provide management with timely, consolidated information to gain better visibility into the Company’s business drivers.
Results of Operations
Second quarter 2006 compared to second quarter 2005
     Consolidated net revenues for the second quarter of fiscal 2006 increased by 2.1% to $66.0 million from $64.7 million for the same period of the prior fiscal year, primarily due to continued growth of net revenues from the Company’s retail, corporate and outlet store distribution channels as well as higher net revenues from Gekko and international segments, partially offset by declines in net revenues from the Company’s golf-related distribution channel.
     Net revenues for the domestic segment increased 1.9% to $52.8 million for the second quarter of fiscal 2006 from $51.9 for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel increased 22.2% or $1.3 million, primarily driven by the Company’s improved merchandising strategy focused on classic key item products with a lower percentage of fashion products. Net revenues from the green grass and off-course specialty distribution channel decreased 9.0% or $2.8 million due to an overall softness in the traditional green grass channel that negatively affected the Company’s sales in second quarter of fiscal 2006. Despite the softness in demand, the Company has seen growth in its technical product lines in this channel and believes that it now has a more balanced product for future growth. Net revenues from the Company’s corporate distribution channel increased by 20.8% or $1.3 million. The increase in net revenues in the corporate distribution channel was primarily due to the growth in both the Ashworth and Callaway Golf apparel brands, the success of certain sales promotions and the addition of technical performance product offerings. Net revenues from the Company-owned retail stores increased 63.9% or $983,000, primarily due to revenue contributions from the net opening of six new outlet stores (eight outlet openings, two outlet closings) which brings the Company’s total number of outlet stores to 14.
     Net revenues for Gekko Brands LLC increased 2.7% to $8.1 million for the second quarter of fiscal 2006 compared to the same period last year. The increase was primarily due to cross selling of Ashworth apparel into the collegiate/bookstore channel, the direct import headwear program as well as a result of being the exclusive on-site event merchandiser for the 2006 Kentucky Derby. These increases were partially offset by lower sales in the NASCAR/racing channel primarily due to the sale of one major customer to an acquiring company. The Company believes, however, that sales in the NASCAR/racing channel in the second half of fiscal 2006 will be up based on pre-book order trends from that acquiring company.

     Net revenues for the Ashworth U.K., Ltd, segment increased 3.6% to $8.7 million for the second quarter of fiscal 2006 from $8.4 million for the same period of the prior fiscal year. The increase is primarily due to increased demand in the United Kingdom and Ireland, offset slightly by fluctuations in currency exchange rates.
     Net revenues for the other international segment increased 2.2% to $4.5 million for the second quarter of fiscal 2006 from $4.4 million for the same period of the prior fiscal year. The increase was due to an increase in the Company’s Canadian divisions and favorable currency fluctuations at the Company’s Canadian divisions.
     Consolidated gross margin for the second quarter of fiscal 2006 increased 190 basis points to 45.3% as compared to 43.4% for the same period the prior fiscal year. This improvement was primarily due to an increase in full margin sales and continued operating efficiency improvements realized at the Company’s EDC.
     Consolidated selling, general and administrative (“SG&A”) expenses increased 11.4% to $21.5 million for the second quarter of fiscal 2006 from $19.3 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 32.6% for the second quarter of fiscal 2006 as compared to 29.8% for the same period of the prior fiscal year. This increase is attributable to the net opening of six new outlet stores and the incremental compliance cost of Sarbanes-Oxley Sections 404 and 302. The remainder of the increase is associated with the upcoming 2006 Annual Meeting of Stockholders and the Company’s strategic alternatives initiative as well as an increase in selling expenses associated with licensed product offerings during the period.
     Total net other expense was $582,000 for the second quarter of fiscal 2006 compared to net other expense of $761,000 for the same period of the prior fiscal year due primarily to favorable currency fluctuations offset, partially by increased interest expense resulting from the increase in debt financing.
     The effective income tax rate for the second quarter of fiscal 2006 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.
Six months ended April 30, 2006 compared to six months ended April 30, 2005
     Consolidated net revenues for the first six months of fiscal 2006 increased 5.4% to $106.6 million from $101.2 million for the same period of the prior fiscal year primarily due to higher net revenues from the Company’s retail, corporate, and outlet store distribution channels as well as the international segment and Gekko, partially offset by a decrease in net revenues from the Company’s golf-related distribution channel.
     Net revenues for the domestic segment increased 4.9% to $87.6 million in the first six months of fiscal 2006 from $83.5 million for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel increased 29.5% or $2.8 million in the first six months of fiscal 2006 as compared to the same period of the prior fiscal year, primarily driven by the Company’s improved merchandising strategy focused on classic key item products with a lower percentage of fashion products. Net revenues from the green grass and off-course specialty distribution channel decreased 11.6% or $5.1 million in the first six months of fiscal 2006 as compared to the same period of the prior fiscal year. This decrease was primarily due to an overall softness in the traditional green grass channel that negatively affected the Company’s sales in the first six-months of fiscal 2006. Net revenues from the Company’s corporate distribution channel increased 24.4% or $2.6 million in the first six months of fiscal 2006 as compared to the same period of the prior fiscal year. The increase in net revenues in the corporate distribution channel was primarily due to the growth in both the ashworth and Callaway Golf apparel brands, the success of certain sales promotions and the addition of technical performance product offerings. Net revenues from the Company outlets stores increased 49.4% or $1.6 million in the first six months of fiscal 2006 as compared to the same period of the prior fiscal year primarily due to revenue contributions from the net opening of six new outlet stores (eight outlet openings, two outlet closings) which brings the Company’s total number of outlet stores to 14.
     Net revenues for Gekko Brands LLC increased 10.2% to $18.2 million for the first six months of fiscal 2006 compared to the same period last year. The increase was primarily due to cross selling of Ashworth apparel into the collegiate/bookstore channel, the direct import headwear program, increased sales in its corporate and outdoors direct distribution channels as well as a result of being the exclusive on-site event merchandiser for the 2006 Kentucky Derby. These increases were partially offset by lower sales in the NASCAR/racing channel primarily due to the sale of one major customer to an acquiring company.
     Net revenues for the Ashworth U.K., Ltd, segment increased 11.9% to $13.2 million in the first six months of fiscal 2006 from $11.8 million for the same period of the prior fiscal year. The increase is due to increased demand in the United Kingdom and Ireland, offset by fluctuations in currency exchange rates.
     Net revenues for the other international segment remained flat for first six months of fiscal 2006 when compared to the same period of the prior fiscal year.
     Consolidated gross margin for the first six months of fiscal 2006 increased 270 basis points to 44.9% as compared to 42.2% for the same period of the prior fiscal year. This improvement was primarily due to increase in full margin sales in the domestic and international segments in fiscal 2006 as compared to fiscal 2005 and continued operating efficiency improvements realized at the Company’s EDC.
     Consolidated SG&A expenses increased 17.1% to $39.2 million for the first six months of fiscal 2006 from $33.4 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 36.8% of net revenues for the first six months of fiscal 2006, as compared to 33.0% for the same period of the prior fiscal year. This increase is attributable to the net opening of six new outlet stores and the incremental compliance cost of Sarbanes-Oxley Sections 404 and 302. The remainder of the increase is associated with the upcoming 2006 Annual Meeting of Stockholders and the Company’s strategic alternatives initiative as well as an increase in selling expenses associated with licensed product offerings during the period.
     Total net other expense was $0.9 million in the first six months of fiscal 2006 compared to net other expense of $1.2 million for the same period of the prior fiscal year, due primarily to favorable currency fluctuations offset partially by increased interest expense resulting from the increase in debt financing.
     The effective income tax rate in the first six months of fiscal 2006 remained unchanged from the same period in the prior fiscal year at 40.0% of pre-tax income.
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
     On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment to the loan agreement amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment waived non-compliance with various sections of the Credit Agreement, solely for the period ended July 31, 2005.
     On January 26, 2006, the Company entered into the Fourth Amendment to the loan agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised loan agreement, the revolving credit facility was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised loan agreement, the term loan commenced January 31, 2006, requiring equal monthly installments of principal in the amount of $125,000, plus all accrued interest for each monthly installment period, with a balloon installment for the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
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
     The loan agreement was also modified to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the bank shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the bank under the referenced facilities exceed the permitted sum, the Company is obligated to immediately repay to the bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment including net proceeds from stock option exercises;

2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1:00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1:00;

3)	Capital expenditures are not to exceed more than $7 million in any fiscal year;

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
     The Company is in compliance with all of the loan agreements financial covenants as of April 30, 2006.

     The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $4.0 million at April 30, 2006 as compared to $4.7 million outstanding at April 30, 2005. The Company had $29.1 million outstanding against the revolving credit facility under this loan agreement at April 30, 2006, compared to $16.0 million outstanding at April 30, 2005. The decrease in outstanding letters of credit is primarily due to the timing of production and delivery of the Company’s “full package” purchases of ready-made goods from its vendors. The increase in borrowings against the revolving credit facility is primarily due to the $7.5 million transfer from the term loan to the line of credit as well as financing of the operating cash flow needs. The Company had $6.3 million outstanding on the term loan under this loan agreement at April 30, 2006 compared to $7.5 million at October 31, 2005. At April 30, 2006, $9.5 million was available for borrowings against the revolving credit facility, subject to the borrowing base limitations..
     During the first six months ended April 30, 2006, cash used in operations was $6.2 million as compared to $10.3 million used in operations during the same period of the prior fiscal year. The decrease in cash used in operations was primarily due to a reduction in working capital requirements during the period.
     Net trade receivables were $50.7 million at April 30, 2006, an increase of $13.4 million from the balance at October 31, 2005. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $52.4 million at April 30, 2005, rather than the year-end balance. The comparison of the second quarter of fiscal 2006 balance to the second quarter of fiscal 2005 balance shows a decrease of approximately $1.7 million. This decrease is primarily due to a reduction in the number of days receivables were outstanding when compared to the same period in 2005.
     Net inventories increased 15.2% to $53.1 million at April 30, 2006 from $46.1 million at October 31, 2005, primarily due to the seasonal nature of the Company’s golf distribution channel and the Company’s inventory requirements to meet market demand in the spring/summer selling season. Compared to net inventories of $53.9 million at April 30, 2005, net inventories at April 30, 2006 have decreased by 1.5%.
     Current liabilities increased 28.6% to $54.9 million at April 30, 2006 from $42.7 million at October 31, 2005. Compared to current liabilities of $46.1 million at April 30, 2005, current liabilities increased 19.1%, primarily due to the Company’s borrowing of $7.5 million against the revolving line of credit to pay down the term loan in addition to an increase in accounts payable to fund current operations.
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
     During the first six months of fiscal 2006, the Company incurred capital expenditures of $3.6 million primarily for computer systems and equipment, leasehold improvements related to the new outlet stores and additional machinery and equipment in the Company’s EDC. The Company anticipates capital spending of between $1.8 million and $2.2 million during the remainder of fiscal 2006, primarily on outlet stores openings and information systems improvements. Management currently intends to finance the purchase of the additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     On August 30, 2004, the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”), thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, the Company will be leasing equipment for the EDC in Oceanside, California. The aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for 91 months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes); (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease.
     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees in the foreseeable future.
     Common stock and capital in excess of par value increased by $2,843,000 in the six months ended April 30, 2006, of which $2,156,000 is due to the issuance of 384,307 shares of common stock on exercise of options, $432,000 is the tax benefit related to the exercise of those options and $255,000 is related SFAS 123R compensations expense of unvested options.
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
Derivatives
     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. During the quarter ended April 30, 2006, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (AJCA). FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is continuing to evaluate the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, the Company has not yet determined the amount, if any, that will be repatriated or the related potential income tax effects of such repatriation. The Company expects to complete the evaluation in fiscal 2006.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires the retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method of long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial position or results of operations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s debt consists of a term loan, mortgage note, notes payable and capital lease obligations which had a total balance of $19.0 million at April 30, 2006. The debt, excluding the line of credit obligations, bears interest at fixed rates ranging from 3.5% to 5.4%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $29.1 million outstanding at April 30, 2006 on its revolving line of credit with interest charged at the bank’s reference rate of 8% (prime plus .25%) as of April 30, 2006. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $0.5 million. A hypothetical 10% increase in interest rates during the six months ended April 30, 2006 would have resulted in an $67,000 decrease in net income.
     For details regarding the Company’s variable and fixed rate debt, see Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. During the three and six-month periods ended April 30, 2006, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures as of April 30, 2006. Based on that evaluation and our evaluation as of October 31, 2005 included in our Form 10-K filed on February 1, 2006, our CEO and CFO concluded that, as a result of the remediation and effectiveness testing by management of the material weaknesses in internal control over financial reporting (discussed in Item 9A, Controls And Procedures, of our Form 10-K for the period ended October 31, 2005), our disclosure controls and procedures are effective as of April 30, 2006.
Evaluation of Internal Control Over Financial Reporting
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
Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. As a result of that assessment, management identified three material weaknesses in internal control over financial reporting as of October 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These three material weaknesses were:
1.	Inadequate number of qualified financial and accounting staff

2.	Inadequate controls over the preparation, analysis, documentation, and review of the Income Tax Provision Calculation

3.	Accounting system information technology super-user access
Initial remediation actions for these material weaknesses were undertaken during the fiscal quarter ended January 31, 2006. During the fiscal quarter ended April 30, 2006, management completed the corrective action to remediate the material weaknesses identified and, where feasible, tested the operational effectiveness of the controls put in place or strengthened to eliminate these material weaknesses. As a result of these and other measures management has taken to date, management believes these material weaknesses have been remediated.
Remediation of Inadequate Number of Qualified Financial and Accounting Staff
Management has recruited and hired additional qualified personnel for certain key positions within the Company’s finance and accounting departments. In particular, the Company has hired a Director of Financial Planning and Budgeting to fill a new position, contracted for a Director of Tax and promoted two senior accounting staff to manager level to facilitate the delegation of more duties from the Corporate Controller and the Assistant Controller. In addition, the Company has employed multiple temporary accountants to assist in day-to-day activities of the finance and accounting department.
Remediation of Inadequate Controls over the Preparation, Analysis, Documentation, and Review of the Income Tax Provision Calculation
Management has added the position of Tax Director to its organization structure. This position is currently staffed by a qualified tax professional, on a staff augmentation basis, who has the appropriate knowledge and experience for the Tax Director position. The Tax Director’s duties, among other responsibilities, include developing and maintaining effective controls over the preparation, documentation, and analysis of the Company’s income tax provision calculation in accordance with FAS 109 and other tax related United

States generally accepted accounting principles. The Tax Director works extensively with management and the Company’s external tax advisors to ensure that controls are in place and effective for all income tax related requirements, such as the preparation of quarterly and annual income tax provision calculations and income tax returns.
Remediation of Accounting System Information Technology Super-User Access
Management has reoriented the system maintenance approach and employee assignments to permit a reduction in the number of IT staff with super-user system access profiles to only two individuals. Additionally, beginning in the fiscal quarter ended January 31, 2006, IT management began using third-party software to monitor the system activity of each user with privileged access to the mission critical ERP system — primarily the programming staff. This review is performed by the Director of Information Technology on a weekly basis.
In December 2005, the Company entered into an agreement with a vendor to purchase and implement a new Global ERP system during fiscal years 2006 and 2007. The Company has begun the process of implementing the new ERP system across multiple business segments to decrease the Company’s reliance on super-users to maintain the Company’s current ERP system.
The Company believes that these corrective actions, taken as a whole, have remediated the previously documented material weaknesses. The Company will continue to monitor the effectiveness of these actions and will make any changes or take such actions that management deems appropriate to maintain the effectiveness of internal controls in these areas.
Changes in Internal Control over Financial Reporting
Except as described above, during the fiscal quarter ended April 30, 2006, there was no change in internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     The following discussion is an update to the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005; the risk factors contained therein are still considered current and should be given equal consideration together with the matters discussed below:

•     On May 5, 2006, the Company entered into a Settlement Agreement with the members of Knightspoint Group (“Knightspoint”). Under the terms of the Settlement Agreement, the Company established a new special committee of five directors to over see the ongoing exploration of a range of strategic alternatives to enhance stockholder value and appointed two of Knightspoint’s proposed candidates to the Board of Directors, effective May 8, 2006. In addition, a third independent director, to be mutually agreed upon by Knightspoint and the Company, will be added to the Board as soon as practicable. As part of the settlement, Knightspoint has withdrawn its proposed Bylaws amendments and its nomination of candidates for election to the Board of Directors and has agreed to vote its shares in favor of all of the Boards’ nominees. The Annual Meeting has been scheduled for July 17, 2006. Although the Company believes the Settlement Agreement with Knightspoint (the “Agreement”) and the appointment of two of their candidates to the Board of Directors is in the best interest of the Company and its shareholders, the Company’s Board of Directors may experience difficulty in agreeing upon a third independent director as well as implementing the other provisions of the Agreement which may adversely impact the effectiveness of the Board of Directors. Additionally, there is no assurance that the special committee created to explore a range of strategic alternatives to enhance stockholder value will result in a transaction or other corporate action.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None
Item 3. DEFAULTS UPON SENIOR SECURITIES — Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — Not applicable.
Item 5. OTHER INFORMATION -None
Item 6. EXHIBITS

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(e)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(f)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(h)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(i)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(j)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(n)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)(1)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(2)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(3)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(4)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(q)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(r)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Annual Base Salary for the Company’s Chief Executive Officer Effective as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q on June 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*	Second Amended And Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*	Amended And Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as exhibit 10.5 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(2)*	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman effective as of February 28, 2006 (filed as exhibit 10.6 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(1)	Employment Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective as of September 16, 2005 (filed as exhibit 10.1 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(2)*	Change in Control Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective as of September 16, 2005 (filed as exhibit 10.2 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective as of February 28, 2006 (filed as exhibit 10.3 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)(2)*	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective as of February 28, 2006 (filed as exhibit 10.4 to the Company’s Form 10K on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as exhibit 10.5 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as exhibit 10.7 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(2)*	Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as exhibit 10.8 to the Company’s Form 10K on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)	Settlement Agreement, dated May 5, 2006, by and among the Company and Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael S. Koeneke, David M. Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC, Brian Black, and Peter M. Weil (filed as exhibit 10.1 to the Company’s Form 8-K on May 5, 2006 (File No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Winston E. Hickman.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Winston E. Hickman.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
Financial statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: June 9, 2006	By: /s/ Winston E. Hickman Winston E. Hickman
Executive Vice President,
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Winston E. Hickman.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Winston E. Hickman.