Form 10-Q
period 2006-07-31
ASHWORTH INC
filed 2006-09-11
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at August 31, 2006

$.001 par value Common Stock	14,520,175

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2006	October 31, 2005
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$3,892,000	$3,839,000
Accounts receivable – trade, net	39,325,000	37,306,000
Accounts receivable – other, net	566,000	1,053,000
Inventories, net	52,978,000	46,126,000
Income tax refund receivable	776,000	4,036,000
Other current assets	4,895,000	6,157,000
Deferred income tax asset	3,437,000	3,441,000

Total current assets	105,869,000	101,958,000

Property, plant and equipment, at cost	64,371,000	60,203,000
Less accumulated depreciation and amortization	(25,378,000)	(22,121,000)

Total property, plant and equipment, net	38,993,000	38,082,000
Goodwill	13,865,000	13,865,000
Intangible assets, net	10,328,000	10,571,000
Other assets	326,000	238,000

Total assets	$169,381,000	$164,714,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$17,850,000	$19,500,000
Current portion of long-term debt	2,103,000	2,366,000
Accounts payable	10,434,000	11,149,000
Accrued liabilities:
Salaries and commissions	3,285,000	3,529,000
Other	4,945,000	6,142,000

Total current liabilities	38,617,000	42,686,000

Long-term debt, net of current portion	16,146,000	17,320,000
Deferred income tax liability	1,971,000	1,972,000
Other long-term liabilities	166,000	174,000
Stockholders’ equity:
Common stock	15,000	14,000
Capital in excess of par value	48,133,000	44,755,000
Retained earnings	60,688,000	55,382,000
Accumulated other comprehensive income	3,645,000	2,411,000

Total stockholders’ equity	112,481,000	102,562,000

Total liabilities and stockholders’ equity	$169,381,000	$164,714,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net revenues	$52,816,000	$48,304,000	$159,448,000	$149,484,000
Cost of goods sold	31,190,000	33,299,000	89,963,000	91,761,000

Gross profit	21,626,000	15,005,000	69,485,000	57,723,000

Selling, general and administrative expenses	19,836,000	19,865,000	59,044,000	53,259,000

Income from operations	1,790,000	(4,860,000)	10,441,000	4,464,000

Other income (expense):
Interest income	21,000	15,000	40,000	49,000
Interest expense	(828,000)	(624,000)	(2,229,000)	(1,733,000)
Net foreign currency exchange gain (loss)	125,000	(129,000)	462,000	(155,000)
Other income (expense), net	26,000	(40,000)	128,000	(107,000)

Total other expense, net	(656,000)	(778,000)	(1,599,000)	(1,946,000)

Income (Loss) before provision for income taxes	1,134,000	(5,638,000)	8,842,000	2,518,000
Provision for income taxes	453,000	(2,255,000)	3,536,000	1,007,000

Net income (loss)	$681,000	$(3,383,000)	$5,306,000	$1,511,000

Net income per share:
Basic	$0.05	$(0.24)	$0.37	$0.11
Diluted	$0.05	$(0.24)	$0.37	$0.11

Weighted-average shares outstanding:
Basic	14,495,000	13,929,000	14,359,000	13,823,000
Diluted	14,624,000	13,929,000	14,513,000	14,198,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided (used) in operating activities	3,882,000	(5,341,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets		5,000
Purchase of property, plant and equipment	(4,804,000)	(6,677,000)
Purchase of intangibles	(88,000)	(96,000)

Net cash used in investing activities	(4,892,000)	(6,768,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(63,000)	(70,000)
Borrowings on line of credit	31,700,000	31,250,000
Payments on line of credit	(33,350,000)	(20,450,000)
Principal payments on notes payable and long-term debt	(1,373,000)	(3,380,000)
Proceeds from issuance of common stock	2,489,000	2,069,000
Excess tax benefit from share-based payment arrangements	533,000	—

Net cash provided (used) in financing activities	(64,000)	9,419,000

Effect of exchange rate changes on cash	1,127,000	(757,000)

Net increase (decrease) in cash and cash equivalents	53,000	(3,447,000)
Cash, beginning of period	3,839,000	5,541,000

Cash, end of period	$3,892,000	$2,094,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended July 31, 2006 and 2005 were $578,000 and $948,000, respectively. For the nine-month periods ended July 31, 2006 and 2005, shipping expenses were $1,979,000 and $2,333,000, respectively.
Reclassifications
Certain prior period balances have been reclassified to conform with current period presentation.
Stock-Based Compensation
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-

based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $103,000 and $358,000 during the third quarter and first nine months of fiscal 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statements of Cash Flows.
The income tax benefit related to stock-based compensation expense was $29,000 and $105,000 for the three and nine-month periods ended July 31, 2006, respectively. As of July 31, 2006, $164,238 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. This compensation cost to be recognized in future periods as of July 31, 2006 does not consider or include the effect of stock options that may be issued in subsequent periods.
Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee and non-employee director stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee and non-employee director stock options was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair-value recognition provisions of SFAS No. 123R to stock-based compensation during the three and nine-month periods ended July 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Net income (loss) — as reported	$(3,383,000)	$1,511,000

Deduct: Stock-based employee and non-employee director compensation expense determined under the fair-value-based method for all awards, net of tax	(244,000)	(774,000)

Net income (loss) — pro forma	$(3,627,000)	$737,000

Net income (loss) per common share — as reported
Basic	$(0.24)	$0.11
Diluted	$(0.24)	$0.11

Net income (loss) per common share — pro forma
Basic	$(0.26)	$0.05
Diluted	$(0.26)	$0.05
Further information regarding stock-based compensation can be found in Note 6 of these Notes to Condensed Consolidated Financial Statements.
Earnings Per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the nine months ended July 31, 2006 and 2005, shares subject to outstanding options totaled 937,664 and 1,656,378, respectively.

     The following table sets forth the computation of basic and diluted earnings per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$681,000	$(3,383,000)	$5,306,000	$1,511,000

Denominator:
Weighted-average shares outstanding	14,495,000	13,929,000	14,359,000	13,823,000
Effect of dilutive options	129,000	—	154,000	375,000

Denominator for dilutive earnings per share	14,624,000	13,929,000	14,513,000	14,198,000

Basic earnings (loss) per share	$0.05	$(0.24)	$0.37	$0.11

Diluted earnings (loss) per share	$0.05	$(0.24)	$0.37	$0.11
For the quarter ended July 31, 2006, the diluted weighted-average shares outstanding computation excludes 302,000 options, whose impact would have an anti-dilutive effect. For the quarter ended July 31, 2005, the effect of stock options was anti-dilutive because of the Company’s loss position. For the nine month periods ended July 31, 2006 and 2005, the dilutive weighted-average shares outstanding computation excludes 319,000 and 457,000 options, respectively, whose impact would have an anti-dilutive effect.
NOTE 2 – Inventories.
Inventories consisted of the following at July 31, 2006 and October 31, 2005:

	July 31,	October 31,
	2006	2005
Raw materials	$74,000	$146,000
Finished goods	52,904,000	45,980,000

Total inventories, net	$52,978,000	$46,126,000

NOTE 3 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At July 31, 2006 and October 31, 2005, goodwill totaled $13,865,000 and $13,865,000, respectively. The following sets forth the intangible assets, excluding goodwill, by major category:

	July 31, 2006			October 31, 2005
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(482,000)	1,048,000	1,530,000	(307,000)	1,223,000
Non-competes	1,372,000	(970,000)	402,000	1,372,000	(846,000)	526,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,473,000	(1,295,000)	178,000	1,386,000	(1,264,000)	122,000

Total intangible assets	$13,265,000	$(2,937,000)	$10,328,000	$13,178,000	$(2,607,000)	$10,571,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the nine months ended July 31, 2006 and 2005, aggregate amortization expense was approximately $330,000 and $436,000, respectively.
Amortization expense related to intangible assets at July 31, 2006 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2006	$111,000
2007	439,000
2008	421,000
2009	278,000
2010	234,000
2011	145,000

Total	$1,628,000

NOTE 4 – Business Loan Agreement.
On July 6, 2004, the Company entered into a business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement was comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s real estate.
Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At July 31, 2006, the bank’s reference rate was 8.50%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $500,000. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount for borrowings during the preceding quarter.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement had an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment waived non-compliance with various financial covenants of the loan agreement, solely for the period ended July 31, 2005.
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
Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 included in the accompanying financial statements was adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
The loan agreement was also modified, pursuant to the Fourth Amendment, to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the bank shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the bank under the referenced facilities exceed the permitted sum, the Company is obligated to immediately repay to the bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:

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

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1:00; provided that, for the fiscal quarter ended January 31, 2006, the fixed charge coverage ratio shall be not less than 0.80 to 1:00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4.4 million shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4.0 million through the fiscal year ending October 31, 2006; and

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million was eliminated.
The Company believes that it is in compliance with all of the loan agreement’s financial covenants as of July 31, 2006.
The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $3.1 million at July 31, 2006 as compared to $2.9 million outstanding at July 31, 2005. Including the effects of the Fourth Amendment, the Company had $17.9 million outstanding against the revolving credit facility as of July 31, 2006, compared to $13.3 million outstanding at July 31, 2005 and $6.1 million outstanding on the term loan at July 31, 2006 compared to $16 million at July 31, 2005. At July 31, 2006,$18.6 million was available for borrowing against the revolving credit facility under the loan agreement, subject to the borrowing base limitations.
NOTE 5 – Issuance of Common Stock.
During the nine months ended July 31, 2006 and 2005, common stock and capital in excess of par value increased by $3,379,000 and $2,069,000, respectively, of which $2,488,000 and $1,599,000 was due to the issuance of 446,239 and 279,570 shares of common stock on exercise of options and $533,000 and $470,000 was the tax benefit related to the exercise of those options at July 31, 2006 and 2005. The compensation expense for unvested options granted during the nine-month period ended July 31, 2006, related to implementation of SFAS No.123R, was $358,000.
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

The assumptions used for the three and nine-month periods ended July 31, 2006 and 2005 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Expected life (years)	3.71	3.8	3.71 - 3.81	3.5 - 4.0
Risk-free interest rate	5.02%	3.62% - 3.82%	4.45% - 5.02%	2.89% - 3.82%
Volatility	37.7%	42.8%	37.7% - 38.8%	42.7% - 43.4%
Dividend yields	—	—	—	—

Weighted-average fair value of options during the period	$3.25	$3.45	$2.96	$3.85
The Company did not reflect any stock-based employee compensation expense in the consolidated financial statements for the three months ended and nine months ended July 31, 2005, presented in the above table.
NOTE 7 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net income (loss)	$681,000	$(3,383,000)	$5,306,000	$1,511,000
Effects of foreign currency translation	741,000	(1,359,000)	1,234,000	(839,000)

Total comprehensive income (loss)	$1,422,000	$(4,742,000)	$6,540,000	$672,000

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
NOTE 9 – Segment Information.
The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company has the following four reportable segments: Domestic, Gekko Brands, LLC, Ashworth, U.K., Ltd. and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual and infrequent items and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. For the nine months ended July 31, 2006 income from operations for the Domestic segment included an increase in legal and consulting costs related to the 2006 proxy contest and the Company’s strategic alternatives initiative as well as an increase in selling expenses associated with licensed product offerings during the period and increased staff to support the increase in sales at Gekko that were not allocated to other reportable segments. Segment information is summarized below for the periods or dates presented:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net revenues:
Domestic	$30,836,000	$31,114,000	$100,198,000	$98,037,000
Gekko Brands, LLC	11,960,000	8,897,000	30,201,000	25,454,000
Ashworth, U.K., Ltd.	7,377,000	5,422,000	20,567,000	17,268,000
Other International	2,643,000	2,871,000	8,482,000	8,725,000

Total	$52,816,000	$48,304,000	$159,448,000	$149,484,000

Income (loss) from operations:
Domestic	$204,000	$(7,279,000)	$3,084,000	$(3,033,000)
Gekko Brands, LLC	1,720,000	1,194,000	3,883,000	3,092,000
Ashworth, U.K., Ltd.	(821,000)	314,000	1,268,000	1,815,000
Other International	687,000	911,000	2,206,000	2,590,000

Total	$1,790,000	$(4,860,000)	$10,441,000	$4,464,000

Capital expenditures:
Domestic	$1,163,000	$1,554,000	$4,447,000	$5,594,000
Gekko Brands, LLC	30,000	93,000	262,000	930,000
Ashworth, U.K., Ltd.	56,000	5,000	95,000	153,000

Total	$1,249,000	$1,652,000	$4,804,000	$6,677,000

Depreciation expense:
Domestic	$1,130,000	$1,024,000	$3,440,000	$2,842,000
Gekko Brands, LLC	96,000	88,000	304,000	275,000
Ashworth, U.K., Ltd.	76,000	80,000	229,000	237,000

Total	$1,302,000	$1,192,000	$3,973,000	$3,354,000

	July 31,	October 31,
	2006	2005
		(Audited)
Total assets:
Domestic	$99,721,000	$102,745,000
Gekko Brands, LLC	40,317,000	38,217,000
Ashworth, U.K., Ltd.	22,768,000	18,999,000
Other International	6,575,000	4,753,000

Total	$169,381,000	$164,714,000

Long-lived assets, at cost:
Domestic	$61,975,000	$58,206,000
Gekko Brands, LLC	27,563,000	27,301,000
Ashworth, U.K., Ltd.	2,289,000	1,977,000

Total	$91,827,000	$87,484,000

Goodwill:
Gekko Brands, LLC	$13,865,000	$13,865,000

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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company operates in an industry that is highly competitive and must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this report. See “Cautionary Statements and Risk Factors” below.
     Because the Company’s business is seasonal, the current balance sheet balances at July 31, 2006 may more meaningfully be compared to the balances at July 31, 2005, rather than to the balances at October 31, 2005.
Cautionary Statements and Risk Factors
This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believed,” “anticipated,” “expected,” “predicted,” “estimate,” “project,” “will be,” ‘will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the evaluation of strategic alternatives that may be presented, timely development and acceptance of new products, as well as strategic alliances, the integration of the Company’s acquisition of Gekko Brands, LLC, the impact of competitive products and pricing, the success of the Callaway Golf apparel product line, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the distribution facility in Oceanside, CA, successful implementation of the Company’s ERP system, and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2005, other quarterly reports on Form 10-Q filed thereafter and amendments to any of the foregoing reports, and Item 1A. “Risk Factors” hereof.
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
     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buydown) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $3.3 million at July 31, 2006 compared to $4.1 million at October 31, 2005 and $3.2 million at July 31, 2005.
     Allowance for Doubtful Accounts. Management must make estimates of the uncollectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $39.3 million, net of allowances for doubtful accounts of $1.1 million, at July 31, 2006, as compared to the balance of $37.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2005. At July 31, 2005, the trade accounts receivable balance was $38.8 million, net of allowances for doubtful accounts of $1.2 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $53.0 million, net of inventory write-downs of $2.6 million, at July 31, 2006, as compared to an inventory balance of $46.1 million, net of inventory write-downs of $3.8 million, at October 31, 2005. At July 31, 2005, the inventory balance was $54.2 million, net of inventory write-downs of $5.5 million.
     Asset Purchase Credits. In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million, resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At July 31, 2006, however, the Company had fully utilized all acquired APCs and does not intend to enter into any new contracts for APCs in exchange for prior season’s slower moving inventory at this time. At July 31, 2005, the Company recorded $0.3 million of the APCs in its “Other Current Assets” line item.

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
Off-Balance Sheet Arrangements
     At July 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
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

     The Ashworth product lines continue to evolve as the Company seeks to maintain its leadership role in the golf industry. The EZ-TECHTM products continue to be the industry standard in cotton performance. EZ-TECH is moisture wicking, resists fading, pilling and shrinking and is used in bottoms, pullovers and polo shirts. EZ-TECH products are sold in all channels of distribution.
     During 2005, the Company continued to develop its product lines and released the Ashworth Weather SystemsTM (“AWS”) Collection. AWS represents some of the most innovative performance products in the industry, and is merchandised as a three layer performance system for a wide range of climates and conditions. The introduction of AWS positions the Company to expand its market leadership position beyond its traditional golf apparel offerings, meeting the increased performance demands of today’s golf apparel consumer.
     The Callaway Golf apparel brand has grown in its diversity to include Sport and Collection product for men and women. In addition, the recently introduced X Series product line has enjoyed a complimentary global reception because of its technical performance and moisture management characteristics.
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
Results of Operations
Third quarter 2006 compared to third quarter 2005
     Consolidated net revenues for the third quarter of fiscal 2006 increased by 9.3% to $52.8 million from $48.3 million for the same period of the prior fiscal year, primarily due to a reduction in markdown allowances granted in the Company’s retail distribution channel and continued growth of net revenues from the Company’s corporate and Company-owned outlet store distribution channels as well as higher net revenues from Gekko and international segments, partially offset by a decline in net revenues from the Company’s golf-related distribution channel.
     Net revenues for the domestic segment increased 7% to $42.8 million for the third quarter of fiscal 2006 from $40.0 for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel increased $2.3 million, primarily driven by the Company’s enhanced merchandising strategy focused on classic key item products with a lower percentage of fashion products. This change in the product mix improved full priced sell-through at retail of the 2006 Spring/Summer product, resulting in lower experienced and projected requests from major customers for margin assistance. Net revenues from the green grass and off-course specialty distribution channel decreased 18.5% or $3.9 million as compared to the same period of fiscal 2005, primarily due to an overall softness in the traditional green grass channel and a decrease in reported rounds played in 23 of 38 regions during the third quarter of 2006 as compared to the same period a year ago. Despite the softness in demand, the Company has seen growth in its technical product lines in this channel and believes that it now has a more balanced product mix of performance and classic lifestyle products. Net revenues from the Company’s corporate distribution channel increased 7.1% or $0.5 million. The increase in net revenues in the corporate distribution channel was primarily due to the success of certain sales promotions and the addition of technical performance product offerings. Net revenues from the Company-owned outlet stores increased 38.5% or $800,000, primarily due to revenue contributions from the net opening of two new outlet stores (four outlet openings, two outlet closings) which brings the Company’s total number of outlet stores to 16.
     Net revenues for Gekko Brands, LLC increased 34.4% or $3.0 million to $11.9 million for the third quarter of fiscal 2006 as compared to $8.9 million for the same period of the prior fiscal year. The increase was primarily due to cross-selling of Ashworth apparel into the collegiate/bookstore channel, the direct import headwear program as well as a result of being the exclusive on-site event merchandiser for the 2006 Kentucky Derby and increased sales in the NASCAR/racing channel.
     Net revenues for Ashworth U.K., Ltd. increased 36.0% or $2.0 million to $7.4 million for the third quarter of fiscal 2006 from $5.4 million for the same period of the prior fiscal year. The increase is primarily due to increased demand in the United Kingdom and Ireland, the addition of new corporate channel partners in mainland Europe, and favorable fluctuations in currency exchange rates.
     Net revenues for the other international segment decreased 7.9% or $0.3 million to $2.6 million for the third quarter of fiscal 2006 from $2.9 million for the same period of the prior fiscal year. The decrease is primarily due to lower royalty revenue from international distributors, partially offset by increased sales and favorable currency fluctuations in the Company’s Canadian divisions.
     Consolidated gross margin for the third quarter of fiscal 2006 increased 980 basis points to 40.9% as compared to 31.1% for the same period of the prior fiscal year. The increase in consolidated gross margin was primarily due to an improved merchandising strategy focused on classic key item products with a lower percentage of fashion products in the Company’s domestic retail distribution channel which resulted in improved margins at retail. The improved margins have resulted in a reduction in the Company’s experienced and projected markdown allowances of $0.6 million for the third quarter of 2006 as compared to $3.4 million for the same period of 2005 and improvements in domestic inventory management yielding an overall reduction in reserve requirements of $0.5 million during the third quarter of 2006 as compared to an increase of $4.4 million for the same period a year ago. The gross margin also benefited from continued operating efficiency improvements realized at the Company’s EDC.
     Consolidated selling, general and administrative (“SG&A”) expenses decreased 0.5% to $19.8 million for the third quarter of fiscal 2006 from $19.9 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 37.6% for the third quarter of fiscal 2006 as compared to 41.1% for the same period of the prior fiscal year.
     Total net other expense decreased 13.4% or $122,000 to $656,000 for the third quarter of fiscal 2006 as compared to $778,000 for the same period of the prior fiscal year. The decrease was primarily driven by favorable currency exchange rate fluctuations partially offset by an increase in interest expense.
     The effective income tax rate for the third quarter of fiscal 2006 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.
Nine months ended July 31, 2006 compared to nine months ended July 31, 2005
     Consolidated net revenues for the first nine months of fiscal 2006 increased 6.7% to $159.4 million from $149.5 million for the same period of the prior fiscal year, primarily due to higher net revenues from the Company’s retail, corporate, and Company-owned outlet store distribution channels as well as the Gekko and international segment, partially offset by a decrease in net revenues from the Company’s golf-related distribution channel and a reduction in markdown allowances granted in the Company’s retail distribution channel.
     Net revenues for the domestic segment increased 5.6% or $6.9 million to $130.4 million in the first nine months of fiscal 2006 from $123.5 million for the same period of the prior fiscal year. Net revenues from the Company’s retail distribution channel increased $5.1 million in the first nine months of fiscal 2006 as compared to the same period of the prior fiscal year, primarily driven by the Company’s enhanced merchandising strategy focused on classic key item products with a lower percentage of fashion products. This change in the

Company’s product mix improved full priced sell-through at retail of the 2006 Spring/Summer product lines resulting in lower experienced and projected requests from major customers for margin assistance. Net revenues from the green grass and off-course specialty distribution channel decreased 14.6% or $9.5 million in the first nine months of fiscal 2006 as compared to the same period of the prior fiscal year. This decrease was primarily due to an overall softness in the traditional green grass channel. Despite the softness in demand, the Company has seen growth in its technical product lines in this channel and believes that it now has a more balanced product mix of performance and classic lifestyle products. Net revenues from the Company’s corporate distribution channel increased 17.4% or $3.0 million in the first nine months of fiscal 2006 as compared to the same period of the prior fiscal year. The increase in net revenues in the corporate distribution channel was primarily due to the success of certain sales promotions throughout the year and the addition of technical performance product offerings. Net revenues from the Company outlet stores increased 45.1% or $2.4 million in the first nine months of fiscal 2006 as compared to the same period of the prior fiscal year, primarily due to revenue contributions from the net opening of two new outlet stores (four outlet openings, two outlet closings) which brings the Company’s total number of outlet stores to 16.
     Net revenues for Gekko Brands, LLC increased 18.6% or 4.7 million to $30.2 million for the first nine months of fiscal 2006 as compared to $25.5 million for the same period of the prior fiscal year. The increase was primarily due to cross-selling of Ashworth apparel into the collegiate/bookstore channel, the direct import headwear program, increased sales in its corporate and outdoors direct distribution channels as well as a result of being the exclusive on-site event merchandiser for the 2006 Kentucky Derby and increased sales in the NASCAR/racing channel.
     Net revenues for Ashworth U.K., Ltd. increased 19.1% or $3.3 million to $20.6 million in the first nine months of fiscal 2006 from $17.3 million for the same period of the prior fiscal year. The increase was due to increased demand in the United Kingdom and Ireland and the addition of new corporate channel partners in mainland Europe, partially offset by fluctuations in currency exchange rates.
     Net revenues for the other international segment decreased 2.79% to $8.5 million in the first nine months of fiscal 2006 from $8.7 million for the same period of the prior fiscal year. The decrease was primarily due to lower royalty revenue from international distributors that was partially offset by increased sales and favorable currency fluctuations in the Company’s Canadian divisions.
     Consolidated gross margin for the first nine months of fiscal 2006 increased 500 basis points to 43.6% as compared to 38.6% for the same period of the prior fiscal year. The increase in consolidated gross margin was primarily due to an improved merchandising strategy focused on classic key item products with a lower percentage of fashion products in the Company’s domestic retail distribution channel that has resulted in a reduction in the Company’s experienced and projected markdown allowances of $2.5 million for the first nine months of fiscal 2006 as compared to $4.6 million for the same period of 2005 as well as improvements in domestic inventory management yielding an overall reduction in reserve requirements of $1.8 million for the first nine months of fiscal 2006 as compared to an increase of $4.6 million for the same period a year ago. The gross margin also benefited from continued operating efficiency improvements realized at the Company’s EDC.
     Consolidated SG&A expenses increased 10.9% or $5.8 million to $59.0 million for the first nine months of fiscal 2006 from $53.3 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 37.0% of net revenues for the first nine months of fiscal 2006, as compared to 35.6% for the same period of the prior fiscal year. This increase is attributable to the net opening of eight new outlet stores and the incremental compliance cost of Sarbanes-Oxley Sections 404 and 302. The remainder of the increase is associated with the 2006 proxy contest and the Company’s strategic alternatives initiative as well as an increase in selling expenses associated with licensed product offerings during the period and increased staff to support the increase in sales at Gekko.
     Total net other expense decreased 16.9% or $0.3 million to $1.6 million in the first nine months of fiscal 2006 as compared to $1.9 million for the same period of the prior fiscal year, primarily driven by favorable currency exchange rate fluctuations offset partially by increased interest expense.

     The effective income tax rate in the first nine months of fiscal 2006 remained unchanged from the same period in the prior fiscal year at 40.0% of pre-tax income.
Capital Resources and Liquidity
     The Company’s primary sources of liquidity for the next 12 months are expected to be its cash flows from operations, the working capital line of credit with its bank and other financing alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with the expansion of its domestic and international production, distribution and sales, as well as for general working capital purposes. The Company’s need for working capital is seasonal, with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory during this period to provide product for shipment for the Spring/Summer selling season.
     On July 6, 2004, the Company entered into a business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement was comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, which expires on July 6, 2009 and was collateralized by substantially all of the assets of the Company other than the Company’s real estate.
     Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At July 31, 2006, the bank’s reference rate was 8.50%. The loan agreement also provides for optional interest rates based on London interbank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement had an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
     On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment to the loan agreement amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment waived non-compliance with various financial covenants of the loan agreement, solely for the period ended July 31, 2005.
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
     Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 included in the accompanying condensed consolidated financial statements was adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
     The loan agreement was also modified, pursuant to the Fourth Amendment, to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the bank shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the bank under the referenced facilities exceed the permitted sum, the Company is obligated to immediately repay to the bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:
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

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1:00; provided that, for the fiscal quarter ended January 31, 2006, the fixed charge coverage ratio shall be not less than 0.80 to 1:00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4.4 million shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4.0 million through the fiscal year ending October 31, 2006; and

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15 million was eliminated.
     The Company believes that it is in compliance with all of the loan agreements financial covenants as of July 31, 2006.
     The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $3.1 million at July 31, 2006 as compared to $2.9 million outstanding at July 31, 2005. The Company had $17.9 million outstanding against the revolving credit facility under this loan agreement at July 31, 2006, compared to $13.3 million outstanding at July 31, 2005. The increase in outstanding letters of credit is primarily due to the timing of production and delivery of the Company’s “full package” purchases of ready-made goods from its vendors. The increase in borrowings against the revolving credit facility is primarily due to the $7.5 million transfer from the term loan to the line of credit as well as financing of the operating cash flow needs. The Company had $6.1 million outstanding on the term loan under this loan agreement at July 31, 2006 compared to $7.5 million at October 31, 2005 and $16 million at July 31, 2005. At July 31, 2006, $18.6 million was available for borrowings against the revolving credit facility, subject to the borrowing base limitations.
     During the first nine months ended July 31, 2006, cash provided in operations was $3.9 million as compared to $5.3 million used in operations during the same period of the prior fiscal year. The increase in cash provided in operations was primarily due to a reduction in working capital requirements during the period.
     Net trade receivables were $39.3 million at July 31, 2006, an increase of $2.0 million from the balance at October 31, 2005. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $38.8 million at July 31, 2005, rather than the year-end balance. The comparison of the third quarter of fiscal 2006 balance to the third quarter of fiscal 2005 balance shows a increase of approximately $0.5 million.
     Net inventories increased 15.2% to $53.0 million at July 31, 2006 from $46.1 million at October 31, 2005, primarily due to the seasonal nature of the Company’s golf distribution channel and the Company’s inventory requirements to meet market demand in the Spring/Summer selling season. Compared to net inventories of $54.2 million at July 31, 2005, net inventories at July 31, 2006 have decreased by 2.2%.
     Current liabilities decreased 9.6% to $38.6 million at July 31, 2006 from $42.7 million at October 31, 2005. Compared to current liabilities of $39.9 million at July 31, 2005, current liabilities decreased 3.3%, primarily due to the Company’s reduction of $1.7 million against the revolving line of credit in addition to a decrease in accounts payable.
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
     During the first nine months of fiscal 2006, the Company incurred capital expenditures of $4.8 million primarily for computer systems and equipment, leasehold improvements related to the new outlet stores and additional machinery and equipment in the Company’s EDC. The Company anticipates capital spending of between $0.8 million and $1.1 million during the remainder of fiscal 2006, primarily on outlet stores openings and information systems improvements. Management currently intends to finance the purchase of the additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     On August 30, 2004, the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”), thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, the Company is leasing equipment for the EDC in Oceanside, California and the aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for 91 months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes); (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease.
     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees in the foreseeable future.
     Common stock and capital in excess of par value increased by $3,379,000 in the nine months ended July 31, 2006, of which $2,488,000 is due to the issuance of 446,239 shares of common stock on exercise of options, $533,000 is the tax benefit related to the exercise of those options and $358,000 is related SFAS 123R compensation expense of unvested options.
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
Derivatives
     From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. These contracts have maturity dates that do not normally exceed 12 months. During the quarter ended July 31, 2006, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective November 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more than likely then not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s debt consists of a term loan, a mortgage note, notes payable and capital lease obligations which had a total balance of $18.2 million at July 31, 2006. The debt, excluding the line of credit obligations, bears interest at fixed rates ranging from 3.5% to 9.1%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $17.9 million outstanding at July 31, 2006 on its revolving line of credit with interest charged at the bank’s reference rate of 8.5% (prime plus .25%) as of July 31, 2006. The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $0.5 million. A hypothetical 10% increase in interest rates during the six months ended July 31, 2006 would have resulted in a $108,000 decrease in net income.
     For details regarding the Company’s variable and fixed rate debt, see Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations. During the three and nine-month periods ended July 31, 2006, neither the Company nor any of its subsidiaries had any outstanding foreign exchange contracts.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operations of our disclosure controls and procedures as of July 31, 2006. Based on that evaluation, our CEO and CFO concluded that, as a result of the remediation and effectiveness testing by management of the material weaknesses in internal control over financial reporting (discussed in Item 9A, Controls And Procedures, of our Form 10-K for the period ended October 31, 2005), our disclosure controls and procedures are effective as of July 31, 2006.

Evaluation of Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
3)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

4)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

5)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
During the fiscal quarter ended July 31, 2006, management completed the corrective action to remediate the material weaknesses identified, and tested the operational effectiveness of the controls put in place or strengthened to eliminate these material weaknesses. As a result of these measures, management believes these material weaknesses have been remediated. The Company continues to monitor the effectiveness of these actions and will make any changes or take such actions that management deems appropriate to maintain the effectiveness of internal controls in these areas. Remediation of these material weaknesses have not yet been evaluated by the Company’s independent public accountants.
Changes in Internal Control over Financial Reporting
Except as noted above, during the fiscal quarter ended July 31, 2006, there was no change in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     The following discussion supplements the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005.
•	On May 5, 2006, the Company entered into a settlement agreement (the “Settlement Agreement”) with a stockholder group led by Knightspoint Partners II, L.P. (collectively, the “Knightspoint Group”). Under the terms of the Settlement Agreement, the Company established a special committee of five directors to oversee the exploration of a range of strategic alternatives to enhance stockholder value and appointed two of Knightspoint Group’s proposed candidates, David M. Meyer and Peter M. Weil, to the Board of Directors, effective May 8, 2006. Messrs Meyer and Weil were both elected to the Board at the July 17, 2006 annual meeting of stockholders (the “Annual Meeting”). In addition, a third independent director, to be mutually agreed upon by Knightspoint Group and the Company, is to be added to the Board as soon as practicable. As part of the Settlement Agreement, the Knightspoint Group withdrew its proposed bylaw amendments and its nomination of candidates for election to the Board of Directors and agreed to vote its shares in favor of all of the Boards’ nominees at the 2006 Annual Meeting. Although the Company believes the Settlement Agreement, and the appointment of two of the Knightspoint Group’s candidates to the Board is in the best interest of the Company and its stockholders, the Board could experience difficulty in agreeing upon the third independent director which may adversely impact the effectiveness of the Board. Additionally, there is no assurance that the special committee created to explore a range of strategic alternatives to enhance stockholder value will result in a transaction or other corporate action.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None
Item 3. DEFAULTS UPON SENIOR SECURITIES — Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS —
     The Company currently has three Class I directors, three Class II directors, and three Class III directors, whose current terms expire, respectively, at the 2009, 2007 and 2008 Annual Meetings of Stockholders. Pursuant to Article III, Section 2 of the Company’s bylaws, however, two directors in each of Class II and Class III who were appointed by the Board since the last annual meeting of stockholders stood for election at the 2006 Annual Meeting.
     The Class I directors elected at 2006 Annual Meeting have a three year term until the 2009 Annual Meeting. The Class II and Class III directors elected at the 2006 Annual Meeting will serve the remainder of the term for which they were appointed, except to the extent Mr. Weil is moved from Class II to Class I upon the appointment of the third new director.
     At the 2006 Annual Meeting, Mr. John M. Hanson, Mr. James B. Hayes, and Mr. Randall L. Herrel, Sr. were elected as Class I Directors to serve on the Board of Directors for a three year term until the 2009 Annual Meeting. Mr. Detlef H. Adler and Mr. Peter M. Weil were elected as Class II directors to serve on the Board of Directors until the 2007 Annual Meeting. Mr. David M. Meyer and Mr. John W. Richardson were elected as Class III Directors to serve on the Board of Directors until the 2008 Annual Meeting. Mr. Stephen G. Carpenter, as a Class II director, and Mr. James O’Conner, as a Class III director, continue to serve on the Board of Director after the 2006 Annual Meeting, but were not subject to reelection at such meeting.

     The stockholder votes on the elections were as follows:

	Number of	Number of
	Votes FOR	Votes WITHHELD
John M. Hanson	12,426,259	201,155
James B. Hayes	12,547,317	80,097
Randall L. Herrel, Sr.	11,650,098	977,316
Detlef H. Adler	8,931,414	3,696,000
Peter M. Weil	12,439,317	188,097
David M. Meyer	12,438,777	188,637
John W. Richardson	12,546,777	80,637
     The stockholder votes on the ratification of Moss Adams, LLP as the independent auditor were as follows:

	Number of	Number of	Number of
	Votes FOR	Votes AGAINST	Votes ABSTAIN
Moss Adams LLP	12,617,741	8,373	1,300
     As described in Item 1A, on May 5, 2006, the Company entered into the Settlement Agreement with the Knightspoint Group under which, among other matters, the Company agreed to appoint Messrs. Meyer and Weil to the Board of Directors as Class III and Class II directors, respectively, effective May 8, 2006, and to include such individuals in the Board’s slate of nominees for election as directors at the 2006 Annual Meeting held on July 17, 2006. As part of the Settlement Agreement, the Knightspoint Group withdrew its proposed amendments to the Company’s bylaws and its nomination of candidates for election to the Board and agreed to vote its shares in favor of all of the Board’s nominees at the 2006 Annual Meeting.
     In addition, under the terms of the Settlement Agreement, a third independent director, to be mutually agreed upon by the Knightspoint Group and the Company, is to be added to the Board. The Settlement Agreement also provides that Mr. Meyer will be appointed to the Compensation and Human Resources Committee of the Board and Mr. Meyer and Mr. Weil will be appointed to a special committee of five directors charged with overseeing the Company’s exploration of strategic alternatives.
     The Settlement Agreement contains standard and customary terms such as the reimbursement by the Company of expenses incurred by Knightspoint Group, up to a maximum of $200,000, and a standstill provision, which is effective until the earlier of (i) one hundred and thirty (130) days prior to the Company’s 2007 Annual Meeting or (ii) ten (10) days before the date by which stockholders notices must be delivered to the Company for the 2007 Annual Meeting pursuant to the applicable provisions of the Company’s bylaws.
Item 5. OTHER INFORMATION — None

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

10(e)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(f)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(h)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(i)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(j)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(n)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)(1)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(2)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(3)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(4)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(q)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(r)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10-Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Annual Base Salary for the Company’s Chief Executive Officer Effective as of January 1, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q on June 9, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*	Second Amended And Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*	Amended And Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr. effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)*	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as exhibit 10.5 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(2)*	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman effective as of February 28, 2006 (filed as exhibit 10.6 to the Company’s Form 10K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(1)*	Employment Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective as of September 16, 2005 (filed as exhibit 10.1 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(2)*	Change in Control Agreement with the Company’s Executive Vice President , Chief Financial Officer and Treasurer, Peter S. Case effective as of September 16, 2005 (filed as exhibit 10.2 to the Company’s Form 10-K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)*	Amended And Restated Employment Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective as of February 28, 2006 (filed as exhibit 10.3 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)(2)*	Amended And Restated Change in Control Agreement with the Company’s Executive Vice President of Merchandising, Design and Production, Peter E. Holmberg effective as of February 28, 2006 (filed as exhibit 10.4 to the Company’s Form 10K on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as exhibit 10.5 to the Company’s Form 10K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)*	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as exhibit 10.7 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(2)*	Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as exhibit 10.8 to the Company’s Form 10-K on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)	Settlement Agreement, dated May 5, 2006, by and among the Company and Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael S. Koeneke, David M. Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC, Brian Black, and Peter M. Weil (filed as exhibit 10.1 to the Company’s Form 8-K on May 5, 2006 (File No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Winston E. Hickman.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall L. Herrel, Sr.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Winston E. Hickman.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: September 11, 2006	By:	/s/ Winston E. Hickman

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