Form 10-K
period 2006-10-31
ASHWORTH INC
filed 2007-01-16
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-14547
Ashworth, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	84-1052000 (I.R.S. Employer Identification No.)
2765 LOKER AVENUE WEST, CARLSBAD, CA 92010
(Address of Principal Executive Office, including Zip Code)
(760) 438-6610
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: common stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by nonaffiliates based upon the last reported sales price of its common stock on December 29, 2006 as reported on the NASDAQ Global Market was $85,433,393.
     There were 14,520,175 shares of common stock, $.001 par value, outstanding at the close of business on December 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
     PART III incorporates certain information by reference from either the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Commission within 120 days of October 31, 2006, which information is incorporated herein by reference.
CAUTIONARY STATEMENTS
This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “predict,” “estimate,” “project,” “will be,” ‘will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. For more information on the risks to which the Company is subject, see Part I, Item 1A.  Risk Factors below.
PART I
Item 1. BUSINESS.
GENERAL DEVELOPMENTS OF THE COMPANY
     Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms “we,” “us,” “our,” “Ashworth” and the “Company” refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets, distributes and licenses quality sports apparel, headwear and accessories under the Ashworth®, The Game® and Kudzu® labels. The Company also holds a license to design, source, market and sell Callaway Golf apparel primarily in the United States, Europe, and Canada.
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
     In May 2006, the Company entered into a settlement agreement with a stockholder group led by Knightspoint Partners II, L.P. (collectively, the “Knightspoint Group”). As part of the settlement agreement, two of Knightspoint Group’s proposed candidates, David M. Meyer and Peter M. Weil, were appointed to the Board of Directors effective May 8, 2006. In addition to the appointment of Messrs Meyer and Weil, a third independent director, to be mutually agreed upon by Knightspoint Group and the Company, is to be added to the Board as soon as practicable. Messrs Meyer and Weil were both elected to the Board at the July 17, 2006 annual meeting of stockholders.
     In September 2006, the Company announced the appointment of Gary I. “Sims” Schneiderman to the position of President and the appointment of James B. Hayes as the Chairman of the Board. These announcements were part of a reorganization resulting from the resignation of Randall L. Herrel, Sr., the Company’s former Chairman and Chief Executive Officer who resigned effective October 17, 2006.
     In October 2006, the Company announced the appointment of Peter M. Weil to the position of Chief Executive Officer. Mr. Weil will continue to serve as a member of the Company’s Board of Directors.

Available Information
     Our website address is www.ashworthinc.com. You may obtain free electronic copies of our reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on the “Investor Info” portion of our website, under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.
ASHWORTH PRODUCTS
     The Ashworth Men’s Division designs AuthenticsTM, AWSTM (Ashworth Weather Systems) and fashion collections. Each fashion collection typically consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.
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
     The Callaway Golf apparel men’s Collection and Sport range includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The Collection range designs focus on sophisticated styling using luxury fabrics while the Sport range designs aim to appeal to the active consumer.
     The Callaway Golf apparel X Series product line combines fashion with technical performance fabrication, and features knit shirts, pullovers, vests, jackets, pants, shorts, headwear and waterproof rainwear.
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
     The Company currently distributes and sells its products primarily through the following distribution channels:
U.S. Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops
The Company’s core customers are golf pro shops located at golf courses and resorts as well as off-course specialty retailers. The Company refers to this channel as the green grass distribution channel which accounted for 33.5% of net sales in fiscal 2006. The Company currently distributes its products in nearly all of the 50 states. According to the 2006 Darrell Survey, a leading golf industry consumer usage survey, the Company was ranked first in total golf shirt usage over all top competitors in 2006.
U.S. Collegiate Bookstores
     The Game brand products are marketed primarily under licenses to over 1,000 colleges and universities, resorts and sporting goods team dealers that serve the high school and college markets. The Game brand is one of the leading headwear brands in the College/Bookstore distribution channel. During fiscal 2006, The Game accounted for 12.5% of net sales.
U.S. NASCAR and Outdoor Market
     The Kudzu brand products are sold into NASCAR/racing markets and through outdoor sports distribution channels, including fishing and hunting. The NASCAR/racing and outdoor sports distribution channel accounted for 7.5% of net sales in fiscal 2006.
U.S. Department Stores and Specialty Stores
     The Company currently sells its Ashworth and Callaway Golf apparel products to selected upscale department and specialty stores, including Parisian, Macy’s, Lord & Taylor, Bloomingdale’s, Belk, and Nordstrom. During fiscal 2006, the Department and Specialty Stores distribution channel accounted for 10.8% of our net sales.
U.S. Corporate Market
     The Company markets its products to top specialty-advertising firms that re-sell the Company’s products to Fortune 500 companies and other corporations for use in their company stores, sales meetings, catalogs and corporate events. Our Corporate distribution channel accounted for 12.3% of our net sales during fiscal 2006.
International Market
     The Company has a wholly-owned subsidiary in Basildon, England that distributes Ashworth and Callaway Golf apparel product to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Ireland and Portugal. The Company distributes Ashworth and Callaway Golf apparel, headwear and accessories in Canada through two separate divisions, operated by Almec Leisure Group.
     The Company has entered into licensing and distribution agreements with various partners in countries such as China, Japan, Hong Kong, Singapore, Taiwan, Australia and South Korea. Under these agreements, the licensees import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.
     The Company also uses distributors to sell Ashworth products in other countries such as United Arab Emirates, South Africa and Mexico. The Company’s International distribution channel, which includes our wholly-owned European subsidiary, Canadian divisions, and international licensees and distributors, accounted for 18.4% of our net sales in fiscal 2006.
Ashworth Retail Stores
     The Company operates, through wholly-owned subsidiaries, 18 retail stores in California, Texas, Massachusetts, Illinois, Virginia, Arizona, Utah, Nevada, Georgia, Florida, New York and Washington. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. The Company also sells its excess and irregular inventory through select clearance retailers.

During fiscal 2006, the Ashworth Retail Stores distribution channel accounted for 5.0% of our net sales.
SALES AND MARKETING
     The Company’s products are sold in the United States, Europe and Canada largely by independent sales representatives who are not employees of the Company or its subsidiaries. At December 31, 2006, the Company had approximately 180 independent and 30 employee sales representatives worldwide. The Company also uses several different distributors and licensees in various international locations.
     In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has contracts with golf celebrities who wear and endorse the Company’s products. At October 31, 2006, these individuals included: Fred Couples, Jim Nantz, Stuart Appleby, Chris DiMarco, Nick Watney and others. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.
     The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications, promotional, and tradeshow initiatives.
     Ashworth continued its in-store shop program in 2006 and has a distinct in-store presence in many golf shops and department stores throughout the United States. This modular fixture program is designed to help create an in-store shop for Ashworth and Callaway Golf apparel products coupled with pictures and displays of our spokespersons and golf professionals.
     In an effort to introduce new young customers to the Ashworth brand, the Company supports high school and collegiate golf by providing team uniforms to selected high school, college and university golf teams.
     Concurrent with its acquisition of Gekko, the Company began marketing to the collegiate sports market. In an effort to create brand awareness and promote sell through at the consumer level, the Company has promotional agreements with college sports coaches who wear and endorse The Game brand products.
     The Company’s apparel business continues to be seasonal, with the highest revenues traditionally in the period from January through July and the lowest revenues in the period from August through December.
     Net revenues in fiscal 2006 were $209.6 million which was an increase of 2.4% from net revenues of $204.8 million in fiscal 2005. During the last three fiscal years, the Company had the following domestic and international net revenues:

	Years Ended October 31,
	2006	2005	2004 (1)
	(In thousands)
Consolidated Net Revenues:
Domestic:
Domestic, excluding Gekko	$129,360	$133,176	$130,825
Gekko	41,768	37,511	13,571

Total Domestic	171,128	170,687	144,396

International:
Ashworth U.K. Ltd.	27,987	23,416	19,117
Other international	10,485	10,685	9,589

Total International	38,472	34,101	28,706

Total Net Revenues	$209,600	$204,788	$173,102

(1)
On July 6, 2004 the Company acquired Gekko Brands, LLC (Gekko). The financial information above includes the results of operations for Gekko from July 7, 2004 (approximately four months for fiscal year 2004) and 12 months for fiscal years 2005 and 2006.

     See “Note 1 of Notes to Consolidated Financial Statements, The Company and Summary of Significant Accounting Policies, Business” for revenues, operating income and identifiable assets of Ashworth U.K., Ltd., and “Note 12, Segment Information” for market segment information.
     The Company’s revenues from its international operations may be adversely affected by currency fluctuations, taxation and laws or policies of the foreign countries in which the Company conducts business, as well as laws and policies of the United States affecting foreign trade, investment and taxation.
     For more information regarding the risks of currency fluctuations that could affect the Company’s ability to sell its products in foreign markets, the value in U.S. dollars of revenues received in foreign currencies, the impact of such fluctuations on the Company’s international segment and strategies the Company may use to manage the risks presented by currency exchange rate fluctuations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Currency Fluctuations,” “Item 7A, Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rate Risk,” and “Note 1 of Notes to Consolidated Financial Statements, Foreign Currency.”
     At December 31, 2006, the Company had a sales order backlog of approximately $59,017,000 from independent third parties, which is approximately $851,000 or 1.4% lower than the comparable backlog at December 31, 2005. Backlog reflects sales orders that are placed with the Company prior to the period in which the goods are to be shipped, as opposed to “at-once” sales orders that are received in the period in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately September 2007. The amount of the sales order backlog at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company’s ability to ship on time, and the timing of customers’ orders. Accordingly, a comparison of sales order backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, sales orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.
INVENTORY
     The Company seeks to maintain sufficient levels of inventory to support its Ashworth Authentics and Callaway Classics programs, increased sales volume, and to meet increased customer demand for at-once ordering. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and inventory write-downs may impair the Company’s financial performance in any period. Certain inventory may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of throughput prove to be too low. These risks increase as inventory grows.
COMPETITION
     According to the 2006 Darrell Survey, the Ashworth brand was the leader in the Company’s core green grass market in 2006, with a 12.0% share in shirt usage among golfers. In addition to topping the rankings for the coveted number one position overall, Ashworth also retained favor with the low handicappers (0-5 handicap) with a number one ranking in total shirt usage among the game’s most demanding players. The Company’s share of other markets, including upscale department stores and the corporate market, is less significant. The golf apparel market is not dominated by any single company, and is highly competitive both in the United States and abroad. The Company competes not only with golf apparel manufacturers, but also with other branded sports and sportswear apparel manufacturers, including Nike and Adidas, that have entered the golf apparel market in recent years. Many of the Company’s competitors have greater financial resources. Ashworth competes with other golf apparel manufacturers on design, product quality, customer service and brand image.
PRODUCT SOURCING
Full Package Finished Goods
The Company’s products are manufactured to the Company’s quality and styling specifications and imported into the United States, Canada, and the United Kingdom as “full packed” finished goods produced by independent third party suppliers. Nearly all the Company’s merchandised goods are manufactured in Asia, including Brunei, China, Indonesia, Korea, Malaysia, the Philippines, Taiwan, Thailand, Hong Kong, Macao and Vietnam. We also manufacture goods with independent factories in Peru, Mexico and Costa Rica. Our largest single apparel manufacturer operates in Thailand and Hong Kong and accounted for approximately 21% of the total fiscal 2006 production. Our largest single headwear manufacturer is located in China and accounted for approximately 50% of the total fiscal 2006 production.
In-House Embroidery
The Company embroiders custom golf course, tournament, collegiate, NASCAR/racing, outdoor sports, and corporate logos in its Oceanside, California, Phenix City, Alabama and Basildon, England embroidery and distribution centers using approximately 120 multi-head, computer-controlled embroidery machines with a total of approximately 800 sewing heads. The embroidery design libraries contain over 135,000 Ashworth, Callaway, The Game, Kudzu and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 82,000 logos per week on approximately 68,000 product units.
Duties and Quotas
Virtually all of our merchandise imported into the United States, Canada and the United Kingdom is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quotas. Quotas represent the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Under the Agreement on Textiles and Clothing, quotas on textile and apparel products were eliminated on January 1, 2005 for World Trade Organization (the “WTO”) member countries, including the United States, Canada and European countries. Notwithstanding quota eliminations, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and the United Kingdom) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so-called “safeguard quota provisions”). In response to surging imports, in November 2005 the United States and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement which will impose quotas through the end of 2007. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China, Vietnam or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). China has imposed an export tax on all textile products manufactured in China. Although there can be no assurance, the Company does not believe this tax or quota will have a material impact on our business.
Ashworth is also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement and the Andean Trade Promotion and Drug Eradication Act. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. In an effort to minimize our potential exposure to import risk, the Company actively monitors import restrictions and quota fill rates and if needed can shift production to other countries or manufacturers.
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
     Callaway Golf is a trademark of Callaway Golf Company. The Company is an Official Apparel Licensee of Callaway Golf Company. The Company has licensed the use of the Callaway Golf trademark pursuant to a multi-year, exclusive licensing agreement to design, source and sell Callaway Golf brand apparel primarily in the United States, Europe and Canada. The agreement, effective until December 31, 2010, provides for, among other matters, minimum annual royalty payments and other sales and marketing commitments regardless of the Company’s actual sales of Callaway — branded products. It may be extended for one five-year term at Ashworth’s sole discretion, provided that Ashworth meets or exceeds certain performance requirements for calendar years 2008 and 2009.
EMPLOYEES
     At December 31, 2006, Ashworth had approximately 625 regular employees and 100 seasonal temporary employees. We believe that relations between Ashworth and its employees are generally good.
Executive Officers
     The following are our current and former executive officers who resigned during fiscal 2006 and their principal business experience for the past five years.

Name	Age	Position with the Company
Current Officers as of December 31, 2006

Peter M. Weil	55	Chief Executive Officer and Director

Gary I. (“Sims”) Schneiderman	45	President

Peter E. Holmberg	55	Executive Vice President — Green Grass Sales and Merchandising

Greg W. Slack	45	Vice President — Corporate Controller and Principal Accounting Officer

Former Officers as of December 31, 2006

Randall L. Herrel, Sr.	56	President and Chief Executive Officer and Chairman of the Board

Winston E. Hickman	64	Executive Vice President and Chief Financial Officer

Peter S. Case	45	Executive Vice President, Chief Financial Officer and Treasurer

Current Officers as of December 31, 2006:
Peter M. Weil,
Chief Executive Officer and Director
Mr. Weil previously served as a full-time consultant and member of the Company’s Office of the Chairman (an interim executive body utilized until a new CEO was identified) from September 12, 2006 until October 30, 2006 when he was appointed as Chief Executive Officer. Mr. Weil was appointed to the Company’s Board of Directors on May 8, 2006 and continues to serve as a member of the Board. Mr. Weil is currently an inactive Partner of Lighthouse Retail Group LLC, a consulting firm specializing in improving operating and positioning strategies for retailers. From 1996 to 2004, Mr. Weil served as Senior Vice President/Director of Management Horizons (formerly, PricewaterhouseCoopers — retail consulting group). His consulting clients have included Hewlett Packard, Disney, Brooks Brothers, Nordstrom, Family Dollar and Loblaws. Mr. Weil previously held Senior Vice President positions with Macy’s, Marshalls and J Baker/Morse Shoe in merchandising and supply chain management. Mr. Weil holds an M.B.A. from the Harvard Business School and a B.A. from the University of Michigan.
Gary I. (“Sims”) Schneiderman
President
Mr. Schneiderman was appointed President of the Company effective September 12, 2006. Mr. Sims joined the Company in September 2001 and served as Vice President of Sales for Ashworth and Callaway Golf apparel Retail Sales until January 2004, when he was promoted to Senior Vice President of Sales and became responsible for Callaway Golf apparel Green Grass Sales. In September 2005, Mr. Schneiderman was promoted to Executive Vice President of Sales, Marketing and Customer Service. Prior to joining the Company, Mr. Sims served in a number of capacities at Tommy Hilfiger USA, including National Sales Manager for men’s sportswear. He served as a Regional Sales Manager for Pincus Brothers Maxwell Tailored Clothing from 1985 to 1990.
Peter E. Holmberg
Executive Vice President — Green Grass Sales and Merchandising
Mr. Holmberg was appointed Executive Vice President — Green Grass Sales and Merchandising on October 25, 2006. Mr. Holmberg joined the Company in July 1998 and served as the Director of Corporate Sales until December 1999. He served as Vice President of Corporate Sales from December 1999 to August 2001 when he was promoted to Senior Vice President of Sales and had the added responsibility of Ashworth Green Grass Sales. Mr. Holmberg then served as the Senior Vice President of Merchandising and Design from May 2005 until September 2005 when he was promoted to Executive Vice President of Merchandising, Design and Production. Prior to joining the Company, Mr. Holmberg served as National Corporate Sales Manager for Cutter & Buck, Inc. from 1995 to 1998 and as Regional Manager and Buyer for Patrick James, Inc. from 1992 to 1995. Mr. Holmberg was the proprietor of The Country Gentleman, an upscale retail store in Bellevue, Washington, from 1975 to 1992.
Greg W. Slack
Vice President — Finance, Corporate Controller and Principal Accounting Officer
Mr. Slack was appointed Principal Accounting Officer on October 25, 2006. Mr. Slack joined the Company as Director of Internal Audit in October 2005, was promoted to Corporate Controller in February 2006 and appointed Vice President of Finance in July 2006. From September 2004 until October 2005 Mr. Slack worked on the Company’s Sarbanes-Oxley project as an independent consultant. Mr. Slack was with JMC Management, Inc. from December 2001 through August 2004 where he served as the Chief Financial Officer from January 2003 to August 2004 and as the Controller from December 2001 to January 2003. Prior to that Mr. Slack held various accounting related positions at Bay Logics, Inc. and PricewaterhouseCoopers LLP. He holds a Certified Public Accountant license from the state of California and a B.S. degree in Accountancy from San Diego State University.

Former Officers as of December 31, 2006:
Randall L. Herrel, Sr.
President and Chief Executive Officer and Chairman of the Board
Mr. Herrel joined the Company in December 1996 when he was appointed Director, President and Chief Executive Officer and resigned from his positions with the Company effective October 17, 2006. Mr. Herrel served as the Company’s Chairman from April 2001 until September 2006. From 1994 to 1996, Mr. Herrel served as President and Chief Operating Officer of Quiksilver, Inc., a young men’s and women’s apparel company. Mr. Herrel joined Quiksilver in 1989 and also served at various times as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.
Winston E. Hickman
Executive Vice President and Chief Financial Officer
Mr. Hickman joined the Company on February 23, 2006 and resigned from his position with the Company effective November 17, 2006. Mr. Hickman most recently served as Executive Vice President and Chief Financial Officer of REMEC, Inc., a NASDAQ-listed designer and manufacturer of advanced wireless subsystems used in commercial and defense communications applications. Mr. Hickman joined REMEC in 2003 from privately-held Paradigm Wireless System, Inc. where, beginning in 2000, he was an investor, Chief Financial Officer and a member of the board of directors. Mr. Hickman has also previously served as board member, Chief Financial Officer, and financial advisor to a number of public and private companies. Mr. Hickman served as Chief Financial Officer of Pacific Scientific Company, a NYSE-listed company with sales in excess of $300 million. Prior to Pacific Scientific, he held senior financial positions at Rockwell International, Allied-Signal, and Vans, Inc. He currently serves as a member of the board of directors of SRS Labs, Inc., a NASDAQ-listed company, where he is Chairman of the Audit Committee. Mr. Hickman holds an M.B.A. from the University of Southern California and a B.A. from California State University, Long Beach.
Peter S. Case
Executive Vice President, Chief Financial Officer and Treasurer
Mr. Case served as the Executive Vice President, Chief Financial Officer and Treasurer of the Company from September 16, 2005 until February 1, 2006 when he resigned from his position with the Company. Mr. Case had been the interim Chief Financial Officer and Treasurer of the Company from July 29, 2005 until September 16, 2005. Mr. Case was a California licensed CPA and held several increasingly responsible finance and operations positions within Ashworth since joining the Company as Director of Finance on June 30, 2000. Prior to joining Ashworth, Mr. Case held various accounting related positions at Guess?, Inc., Occidental Petroleum Corporation and Deloitte & Touche LLP.
Item 1A. RISK FACTORS.
The Company’s business is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:
Risks Related to Our Business
If our embroidery and distribution center fails to operate as anticipated, the Company could incur additional expense.
The Company’s results of operations would continue to be adversely affected if the Company’s embroidery and distribution center (the “EDC”) does not operate as anticipated or functionality problems are encountered.

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
System Failure may adversely affect the Company’s financial results.
In December 2005, the Company signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system to be installed over the next two fiscal years. The Company has recently completed the design phase of this project in its U.K. subsidiary and expects to implement the system there during the second half of fiscal 2007. The Company may experience difficulties in implementing the new ERP system and other related systems that could disrupt its ability to timely and accurately process and report key components of the results of its consolidated operations, its financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing the new ERP system or any future systems could also adversely affect the Company’s ability to complete the evaluation of its internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect the Company’s financial results.
If we are unable to implement a successful transition in executive leadership and recruit and retain key personnel necessary to operate our business, our ability to successfully develop and market our products may be harmed.
Over the last 18 months, the Company has experienced a high level of turnover in its executive leadership along with other organizational changes that include the resignations of the Company’s chairman and chief executive officer, the chief operating officer and three chief financial officers, and the appointments of a new chairman, chief executive officer, president and executive vice president of green grass sales and merchandising who have been in their respective position for less than six months. The Company is currently in process of searching for a new chief financial officer. The new executive management team may experience difficulty transitioning into their new positions and effectively managing the Company’s business processes which may have a negative impact on the Company’s results of operations and financial position. The loss of any of the Company’s executive officers or management or the inability to attract or retain qualified personnel could delay the development and introduction of new products, harm the Company’s ability to sell its products, damage the image of the Company’s brands and/or prevent the Company from executing its business strategy.
Failure to determine adequate inventory levels may result in inventory write-downs that could harm our business.
The Company maintains high levels of inventory to support its Authentics program as well as the Callaway Golf apparel basics. Additional products, greater sales volume, and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories have materially impaired the Company’s financial position in the past and may do so again in the future. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of sell-through prove to be too low. These risks increase as inventory increases.
Failure to meet certain performance requirements could cause the Company to lose its exclusive licensing agreement with Callaway Golf.
The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The agreement provides for, among other matters, minimum annual royalty payments and other sales and marketing commitments regardless of the Company’s actual sales of Callaway - branded products. In addition, the Company must meet certain performance requirements for calendar years 2008 and 2009 in order to have the option to extend the licensing agreement for an additional five-year term after December 31, 2010. If the Company fails to meet these requirements, future agreements with Callaway Golf apparel may be discontinued and the Company's revenues would materially decline.
Our products face intense competition.
The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors, including Nike and Adidas, that have greater financial resources and larger market share and presence outside of the Company’s core green grass market. Price competition or industry consolidation could weaken the Company’s competitive position.
Changes in the retail industry could cause a decrease in the number of retail stores in which our products are carried.
In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the department store retail industry, including: consolidating their operations; undergoing restructurings or reorganizations; or realigning their affiliations. The Company’s business could be materially affected by these changes in the future.
Sales of our product is dependent on the economy, popularity of golf, and weather conditions.
Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases, if consolidation of golf properties continues, or if unusual weather conditions or other factors cause a reduction in rounds played.
Development of fashions or styles not well received could negatively impact our revenues and net profits.
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
Poor sell-through of the Company’s products could cause reduced revenues and net profit.
The Company is increasingly selling its products to customers in the department store retail channel. If the department stores do not sell-through the Company’s products in a timely manner, they often request markdown allowances from the Company or delay future purchases of the Company’s products which could cause the Company to lose sales or receive lower margins. The Company’s products have experienced less than anticipated sell-through in the past and may do so again in the future.
Our international sourcing involves inherent risks which could result in harm to our business.
The Company does not own or operate any manufacturing facilities and depends exclusively on independent third parties for the manufacture of all our products. Our products are manufactured to our specifications primarily by international manufacturers in Asian countries. Our largest single apparel and manufacturer operates in Thailand and Hong Kong and accounted for approximately 21% of our total production during fiscal 2006. Our largest single headwear manufacturer is located in China and accounted for approximately 50% of our total production during fiscal 2006. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.
Contractors may be unable to deliver the Company’s products if necessary raw materials are not available.
The Company’s domestic and foreign suppliers rely on readily available supplies of raw materials at reasonable prices. If these raw materials are in short supply or are only available at inflated prices, the contractors may be unable to deliver the Company’s products in sufficient quantities or at expected prices and the Company could lose sales and have lower gross profit margins.
Dealing with companies violating labor laws could disrupt our shipments and damage our reputation.
The Company seeks to require our licensees and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by the Company or one of our licensees, or the divergence of an independent manufacturer’s or licensee’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.
Non-compliance with the Fair Labor Association could cause lost sales in the collegiate market.
The Company participates in the Fair Labor Association (FLA). The FLA is an organization of industry, non-government organizations, colleges and universities dedicated to improving working conditions worldwide. Participation in the FLA requires the Company to comply with the FLA Workplace Code of Conduct. If the Company fails to comply with the FLA Workplace Code of Conduct, it could lose its FLA accreditation. Loss of this accreditation could result in lost sales opportunities in the collegiate market and other markets concerned with fair labor practices.
Failure to meet The Customs-Trade Partnership Against Terrorism criteria could cause lengthy delays in pass-through of the Company’s products.
The Company participates in The Customs-Trade Partnership Against Terrorism (C-TPAT). This is a voluntary program designed to improve international supply chain security for businesses, with respect to terrorism, through cooperative relationships between businesses and governments. The benefits of participation in the program include a reduced number of U.S. Customs and Border Protection (CBP) inspections, priority processing for CBP inspections and assignment of a C-TPAT specialist who will help enhance the Company’s supply chain security. In order to participate, the Company must be certified by meeting certain security criteria. If at any time the Company fails to meet the required criteria, it will be suspended or removed from the program until the deficiencies are corrected. Suspension from the program could expose the Company to lengthy delays in the pass-through of its product with CBP which could result in lost sales opportunities.
Currency exchange rate fluctuations could result in higher costs and decreased margins.
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

The Company’s international operations involve inherent risk which could result in harm to our business.
As a result of its international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks and increased difficulty in protecting the Company’s intellectual property rights and trade secrets, these risks include (i) unexpected government action or changes in legal or regulatory requirements, (ii) social, economic or political instability, (iii) the effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products, (iv) increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations, and (v) increased exposure to interruptions in air carrier or shipping services which could significantly adversely affect the Company’s ability to obtain timely delivery of products from international suppliers or to timely deliver its products to international customers. Although the Company believes the benefits of conducting business internationally outweigh these risks, any significant adverse change in circumstances or conditions could have a significant adverse effect upon the Company’s operations and its financial performance and condition.
The Company may be adversely affected by the financial health of our customers.
If economic conditions deteriorate, the ability of the Company’s customers to pay current obligations may be adversely impacted and the Company may experience an increase in delinquent and uncollectible accounts.
The Company is subject to periodic litigation which could result in unexpected expense of time and resources.
The Company is from time to time party to claims and litigation proceedings. See “Legal Proceedings,” below. Such matters are subject to many uncertainties and the Company cannot predict with assurances the outcomes and ultimate financial impacts of them. There can be no guarantees that actions that have been or may be brought against the Company in the future will be resolved in the Company’s favor or that insurance carried by the Company will be available or paid to cover any litigation exposure. Any losses resulting from settlements or adverse judgments arising out of these claims could materially and adversely affect the Company’s financial position and results of operations.
A material failure of internal control over financial reporting could materially impact the Company’s financial results.
In designing and evaluating its internal control over financial reporting, management recognizes that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that the Company’s internal control over financial reporting currently provides reasonable assurance of achieving their control objectives. However, no system of internal controls can be designed to provide absolute assurance of effectiveness. See “Item 9A. Controls and Procedures” below. A material failure of internal control over financial reporting could materially impact the Company’s reported financial results and the market price of its stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative impact on the Company’s reputation and business.
Failure to adequately protect our intellectual property rights could adversely affect our business.
The Company’s success depends to a significant degree upon its ability to protect and preserve its intellectual property, including copyrights, trademarks, patents, service marks, trade secrets and similar intellectual property. The Company relies on the intellectual property, patent, trademark and copyright laws of the

United States and other countries to protect its proprietary rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, particularly in those countries where the laws do not protect its proprietary rights as fully as in the United States. The use of the Company’s intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage the Company has developed, causing it to lose sales or otherwise harm its business. If it became necessary for the Company to resort to litigation to protect these rights, any proceedings could be burdensome and costly and the Company may not prevail.
Failure to retain and continue to obtain high quality endorsers of our products could harm our business.
One of the key elements of the Company’s marketing strategy has been to obtain endorsements from professional golfers and celebrities, which contributes to the authenticity and image of our brands. Management believes that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. There can be no assurance that the Company will be able to maintain its existing relationships with these individuals in the future or that it will be able to attract new athletes and celebrities to endorse its products.
Our business is affected by seasonality and consumer discretionary spending, which could result in fluctuations in out operating results.
The apparel industry has historically been subject to substantial cyclical variations. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and could be subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel may decline. A general reduction in consumer discretionary spending due to a recession in the domestic and/or international economies or uncertainties regarding future economic prospects could have a material adverse effect on the Company’s results of operations.
Our Company borrows on a line of credit that is subject to variable rates of interest, which could negatively impact out net profitability.
Borrowings against the line of credit under the Company’s loan agreement are at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income and cash flows would decrease. The Company’s line of credit agreement contains certain financial covenants based on the Company’s performance. If the Company’s financial performance results in any of these covenants being violated, the lenders may choose to require repayment of the outstanding borrowings sooner than currently required by the agreement.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, recent SEC regulations and NASDAQ Global Market (“NASDAQ”) rules and regulations, are creating significant expenses and uncertainty for companies such as ours. These recent or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, management intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management and Board of Directors time and attention from revenue-generating activities and operational oversight to compliance activities. If the Company’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities or others may initiate legal proceedings against the Company and the Company may be adversely impacted.
Future changes in financial accounting standards or practices or existing taxation rules or practices may affect the Company’s reported results of operations.
A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on the Company’s reported results and may even affect its reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect the Company’s reported financial results or the way it conducts its business. For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that the Company record compensation expense in its statements of operations for equity compensation instruments, including employee and director stock options, using the fair value method. Although there was no change in the Company’s total cash flows, the reported financial results beginning in the first quarter of 2006 were negatively impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on the Company’s reported results.
Risks Related to Our Common Stock
Our Company may be forced to expend substantial time and other resources to oppose shareholder nominees for our Board of Directors or other proposals that we believe are not in the best interest of our Company.
During 2006, the Company entered into a settlement agreement with a stockholder group led by Knightspoint Partners II, L.P. (collectively, the “Knightspoint Group”). As part of the settlement, the Company established a special committee of five directors to oversee the exploration of a range of strategic alternatives to enhance shareholder value, appointed two of Knightspoint Group’s proposed candidates to the Board of Directors and agreed to add a third independent director, to be mutually agreed upon by Knightspoint Group and the Company, as soon as practicable. Should a shareholder or group of shareholders submit nominees for our Board of Directors or other proposals that we believe are not in the best interests of the Company or its stockholders, management would be forced to expend substantial time and energy which may divert management’s attention from the operations of the Company, as well as incur significant additional costs, including fees for the retention of legal and financial advisors, that may negatively impact the Company’s operating results and financial condition.
Our stock price has been volatile, and an investment in our stock could suffer a significant decline in value.
The market price of the Company’s common stock has been volatile and has fluctuated substantially in the past. For example, between October 31, 2005 and October 31, 2006, the closing price of the Company’s common stock, as reported on NASDAQ, has ranged from a low of $6.36 to a high of $10.25. The Company expects its common stock to continue to be subject to such fluctuations in price in response to various factors, many of which are beyond our control, including:

ú
changes in the level of competition, such as would occur if one of the Company’s larger and better financed competitors introduced better designed or lower priced products to compete with the Company’s product lines;

ú	changes in economic conditions in the Company’s domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations;

ú
changes in sales levels, since a significant portion of the Company’s costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would not reduce costs by the same proportion, and hence could cause operating losses;

ú	lower than expected consumer demand, whether as a result poorly received product lines or otherwise;

ú	the Company’s failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about the Company by securities analysts or major stockholders;

ú	additions or departures of our key personnel;

ú	sales of the Company’s common stock and limited daily trading volume; and

ú	economic and other external factors, disasters or crises.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against the Company could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
Future sales by existing stockholders could depress the market price of the Company’s common stock.
Sales of the Company’s common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of its common stock. As of October 31, 2006:

ú	the Company had approximately 14.5 million shares of its common stock issued in registered offerings and freely tradable in the public markets;

ú
the Company had approximately 0.8 million shares of its common stock issuable upon exercise of outstanding stock options under its equity incentive plan at a weighted average exercise price of $8.12, for stock options; and

ú	the Company had in effect registration statements under the Securities Act of 1933 registering approximately 1.9 million shares of common stock reserved under its equity incentive plan.
The Company is unable to estimate the number of shares of its common stock that may actually be resold in the public market since this will depend on the market price for its common stock, the individual circumstances of the sellers and other factors. The Company also has a number of institutional stockholders that own significant blocks of its common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of the Company’s common stock could be negatively affected.
Anti-takeover devices may prevent a sale, or changes in the management, of the Company.
The Company has in place several anti-takeover devices, including a stockholder rights plan that may have the effect of delaying or preventing a sale, or changes in the management, of the Company. For example, the Company’s bylaws require stockholders to give written notice of any proposal or director nomination to the Company within a specified period of time prior to any stockholder meeting.
The Company does not pay dividends and this may negatively affect the price of its stock.
The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The future price of the Company’s common stock may be adversely impacted because it has not paid and does not anticipate paying dividends.
Item 1B. UNRESOLVED STAFF COMMENTS.
     None.
Item 2. PROPERTIES.
     The Company owns an embroidery and distribution center (the “EDC”) and an adjacent undeveloped seven acres of land, located in Oceanside, California. The EDC consists of approximately 203,000 square feet of useable office and warehouse space used by the Company to warehouse, embroider, finish, package and distribute apparel and related accessories. The EDC was financed with an $11.7 million secured loan agreement with a remaining principal balance of $11.2 million as of October 31, 2006, that carries a fixed interest rate of 5% amortized over 30 years, due and payable on May 1, 2014. The Company leases its principal executive offices, which are located in Carlsbad, California.
     The Company and its subsidiaries currently have the following material leases for administrative and distribution facilities:

		Lease	Min./Current	Maximum
	Square	Expiration	Base Rent	Base Rent
Location	Footage	Date	Per Month	Per Month
			($)	($)
Administrative and Distribution Centers:
Carlsbad, CA	93,900	12/31/10	97,024	97,024
Essex, England	31,900	8/31/13	36,719	36,719
Phenix City, AL	117,568	8/06/12	33,333	33,333
     The Company and its subsidiaries also lease a total of approximately 53,000 square feet of retail space for its 18 retail stores. The leases expire through August 2016 and require total current base rent per month of approximately $145,000 and total maximum base rent per month of approximately $179,000. The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail store leases. In addition, the Company leases a showroom in New York at a fixed annual rent of $95,000 paid in monthly installments of $7,910. The lease on the showroom expires in April 2007. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company, guarantees at least some portion of several leases held by Ashworth subsidiaries.
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
PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     The Company’s common stock is traded on the NASDAQ Global Market under the symbol “ASHW.” The following table sets forth the high and low sale prices on the NASDAQ Global Market for the quarters indicated.

	High	Low
Fiscal 2006
Quarter ended January 31, 2006	$9.03	$7.00
Quarter ended April 30, 2006	10.45	8.17
Quarter ended July 31, 2006	10.32	8.14
Quarter ended October 31, 2006	8.24	6.17

	High	Low
Fiscal 2005
Quarter ended January 31, 2005	$11.35	$8.16
Quarter ended April 30, 2005	12.38	10.15
Quarter ended July 31, 2005	11.32	7.97
Quarter ended October 31, 2005	8.37	5.95
Holders
     The Company has only one class of common stock. As of December 29, 2006, there were 461 stockholders of record and approximately 3,400 beneficial owners of the Company’s common stock.
Dividends
     No dividends have ever been declared with respect to the Company’s common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no stock repurchases made during the quarter ended October 31, 2006.
Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.
     The statements of operations data set forth below with respect to the fiscal years ended October 31, 2006, 2005 and 2004 and the balance sheet data as of October 31, 2006 and 2005 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report on Form 10-K. The statement of operations data set forth below with respect to the fiscal years ended October 31, 2003 and 2002 and the balance sheet data as of October 31, 2004, 2003 and 2002 are derived from audited financial statements not included in this annual report on Form 10-K. No dividends have been paid for any of the periods presented.

	Years Ended October 31,
	2006	2005	2004 (1)	2003	2002
	(In thousands, except for per share amounts)
Statements of Operations Data:
Net revenues	$209,600	$204,788	$173,102	$149,438	$129,286
Gross profit	85,813	76,913	72,130	60,811	52,189
Selling, general and administrative expenses	81,475	75,441	54,087	48,122	47,279
Income from operations	4,338	1,472	18,043	12,689	4,910
Net income (loss)	951	(727)	8,203	7,328	2,509
Net income (loss) per basic share	0.07	(0.05)	0.61	0.56	0.19
Weighted average basic shares outstanding	14,400	13,872	13,401	13,006	13,202
Net income (loss) per diluted share	0.07	(0.05)	0.60	0.56	0.19
Weighted average diluted shares outstanding	14,514	13,872	13,728	13,198	13,487

	As of October 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$61,496	$59,272	$71,758	$74,112	$63,165
Total assets	164,043	164,714	159,486	105,906	102,975
Long-term debt (less current portion)	15,671	17,320	27,186	2,631	2,921
Stockholders’ equity	108,634	102,562	101,216	88,555	77,585

(1)
On July 6, 2004 the Company acquired Gekko Brands, LLC (Gekko). The financial information above includes the results of operations for Gekko from July 7, 2004 (approximately four months for fiscal year 2004) and 12 months for fiscal years 2005 and 2006.

The diluted net loss per share for the year ended October 31, 2005 was calculated using the basic weighted average shares outstanding as the effect of stock options would be anti-dilutive due to the Company’s loss position in that period.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
General
     The Company operates in an industry that is highly competitive and must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this annual report on Form 10-K. For additional information, see “Cautionary Statements” and “Item 1A. Risk Factors” in Part I .

Critical Accounting Policies
     The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), encourages companies to provide additional disclosure and commentary on those accounting policies considered to be critical. The Company has identified the following critical accounting policies that affect its significant judgments and estimates used in the preparation of its consolidated financial statements.
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
     Sales Returns, Markdowns and Other Allowances. Management must make estimates of potential future product returns and other allowances related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result with respect to the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns, markdowns and other allowances amounted to $4.0 million at October 31, 2006 compared to $4.1 million at October 31, 2005.
     Allowance for Doubtful Accounts. Management must also make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables while considering the customer’s financial condition. The Company has credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $34.0 million, net of allowances for doubtful accounts of $1.1 million, at October 31, 2006 as compared to the balance of $37.3 million, net of allowances for doubtful accounts of $1.2 million, at October 31, 2005. Allowances for doubtful accounts as a percentage of trade accounts receivable was 3.1% at October 31, 2006 and 2005, respectively.
     Inventory. The Company writes down its inventory by amounts equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand, and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $45.0 million, net of inventory write-downs of $3.5 million, at October 31, 2006 as compared to an inventory balance of $46.1 million, net of inventory write-downs of $3.8 million, at October 31, 2005. Inventory write-downs as a percentage of inventories was 7.1% at October 31, 2006 compared to 7.7% at October 31, 2005.
     Deferred Taxes. SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5.
     Share-based compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Off-Balance Sheet Arrangements
     At October 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
     Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu, and The Game brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. All of the Company’s apparel production in fiscal 2006 was through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     In May 2006, the Company entered into a settlement agreement with a stockholder group led by Knightspoint Partners II, L.P. (collectively, the “Knightspoint Group”). As part of the settlement agreement, two of Knightspoint Group’s proposed candidates, David M. Meyer and Peter M. Weil, were appointed to the Board of Directors effective May 8, 2006. In addition to the appointment of Messrs Meyer and Weil, a third independent director, to be mutually agreed upon by Knightspoint Group and the Company, is to be added to the Board as soon as practicable. Messrs Meyer and Weil were both elected to the Board at the July 17, 2006 annual meeting of stockholders.

     In November 2005, the Company’s Board of Directors, in consultation with its independent financial advisor, Houlihan Lokey Howard & Zukin, undertook an extensive review and evaluation of a range of strategic alternatives, including the possible sale of the Company, to enhance value for all stockholders. At the present time, the Board has determined that the interests of the Company’s stockholders will be best served by focusing principally on improving the Company’s operations and financial performance.
     The Company’s EDC opened on November 1, 2004. The EDC is equipped with state of the art automated systems designed to reduce the standard labor cost of an embroidered unit and provide the Company what it believed to be a competitive advantage in the markets in which we compete while also providing us with sufficient embroidery capacity to accommodate anticipated future growth. Its operation in the first three quarters of fiscal 2005 was not as efficient as originally planned primarily due to issues caused by the programming requirements necessary to have the many varied automated systems work together. Management believes these issues were largely resolved in the fourth quarter of fiscal 2005 enabling management to realize per unit labor cost savings during fiscal 2006 as planned standards were attained. Although the Company has reached its planned labor standard, the EDC is operating substantially below its designed production capacity and burdening income from operations with significant unabsorbed fixed and indirect costs.
     During the fourth quarter and 12 months of fiscal 2006, revenues in the Company’s green grass distribution channel decreased 35.3% and 18.4%, respectively, as compared to the same period of fiscal 2005, primarily due to the Company’s decision to reduce the amount of off-priced sales, increased competitive pressure and an overall continued softness in the golf market. This reduction in sales volume in the golf channel in the fourth quarter and the 12 months of fiscal 2006 had further negative impact on gross margin resulting from the under-utilization of the EDC’s embroidery capacity—specifically, the fixed and indirect costs associated with embroidery that were recognized in the period. Based on the Company’s anticipated sales volume for the first half of fiscal 2007, the Company believes that the under-utilization of the EDC will continue to negatively affect gross margin. The Company is currently evaluating various options, including, among others: utilizing the facility on a more limited one shift embroidery basis through the use of supply chain planning to enable off-shore embroidery; developing a joint venture to better utilize available embroidery capacity; as well as selling the EDC and utilizing external distribution providers and contract embroiderers. The Company is in the initial stages of evaluating all available options and noted that there is no guarantee that any agreement will be reached as a result of this process.
     Innovation. The Company continues to be a market leader in offering high quality apparel for on course performance and off course lifestyle apparel for the golf consumer. This combination of technical innovation and luxury fabrications allows the Company to continue to serve a large segment of the marketplace.
     The Ashworth brand offers the latest innovations in luxurious cotton performance with its updated EZ-TECHTM Collection of products that now include moisture wicking properties in addition to easy care performance that resists wrinkles, shrinkage, pilling and fading.
     In 2006, the Company completed its largest offering of the stand-alone AWS (Ashworth Weather Systems) performance line. We believe the AWS collection strongly places the Ashworth brand in the growing performance apparel segment of the marketplace.
     In 2006 Ashworth introduced the Exclusive Silver Label Collection. Silver Label product is constructed with the highest quality fabrications and is only available at the finest Golf Clubs and Resorts around the world.
     These latest product innovations are distributed in all sales channels as well as being represented on the PGA Tour by Team Ashworth Tour Professionals, including Fred Couples and Chris DiMarco.

     The Callaway Golf Apparel brand represents all aspects of Callaway Golf under the Collection, Sport, X Series and Women’s labels. As leaders in quality, innovation and performance, the Callaway Golf X Series line offers products for any golf course condition. The Dry Sport, Wind Sport, Warm Sport and Rain Sport products are represented in the X Series lines under the Callaway Performance Center Collection.
     The Company believes the Ashworth and Callaway Golf Apparel brands complement each other and allow the Company to offer a broad representation of products for today’s golfer.
     Technology. In December 2005, the Company signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system. The current computer system was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business. The new ERP system is expected to provide management with timely, consolidated information to gain better visibility into our business drivers. The time required to complete the initial design phase of the project exceeded the Company’s and the systems consultant’s original estimate, pushing the first phase implementation of the system in the United Kingdom to May 2007. Management believes the second phase of implementation at the Company’s corporate headquarters will be delayed until the second half of fiscal 2008 or the beginning of fiscal 2009.
Fiscal 2006 Compared To Fiscal 2005
     Consolidated net revenues were $209.6 million for fiscal 2006, an increase of 2.3% from net revenues of $204.8 million in fiscal 2005. The increase was primarily due to increased net sales in the Gekko Brands, LLC (“Gekko”) and Ashworth UK, Ltd, subsidiaries and continued growth in the Company’s retail, corporate and Company-owned outlet store distribution channels, partially offset by a decline in net revenues from the Company’s golf-related distribution channel and the other international segment.
     Net revenues for the domestic segment (excluding Gekko) decreased 2.8% to $129.4 million in fiscal 2006 from $133.2 million in fiscal 2005.
     Net revenues from the Company’s retail distribution channel increased $7.2 million or 46.4% to $22.7 million from $15.5 million in fiscal 2005, primarily driven by the Company’s enhanced merchandising strategy focused on classic key item products with a lower percentage of fashion products. This change in product mix improved full priced sell-through of Spring/Summer product and the Company effectively delivered Fall/Holiday products later in the season to maximize product turn and profitability that resulted in lower experienced and projected requests from major customers for margin assistance as compared to fiscal 2005.
     Net revenues from the domestic green grass and off-course specialty distribution channel decreased $15.9 million or 18.4% to $70.3 million for fiscal 2006 from $86.2 million in fiscal 2005, primarily due to the Company’s decision to reduce the amount of off-price sales, increased competitive pressure and a continued softness in the golf market. Despite the softness in demand, the Company has seen growth in both of its Ashworth AWS and Callaway X series technical performance product offerings. To ensure the future success of our brands in our core business channel, we have undertaken a number of initiatives to enhance our leadership position in the coming year. These include: the construction of two new exhibit booths for both Ashworth and Callaway Golf apparel to debut at the January 2007 PGA Show; broadening our support and presence at the shop level with a new in-store visual initiative program designed to provide state of the art in-store enhancements to the majority of our premiere partners over the course of the next two years; and a repositioning of our green grass sales management team to provide more attention and service to the channel.
     Net revenues in the Company’s domestic corporate distribution channel increased $2.0 million or 8.5% to $25.8 million in fiscal 2006 from $23.8 million in fiscal 2005. Growth in the corporate distribution channel is attributable to certain sales promotions and the addition of technical performance product offerings.
     Net revenues in the Company’s domestic outlet store distribution channel increased $2.8 million or 36.7% to $10.5 million in fiscal 2006 from $7.7 million in fiscal 2005, primarily due to the opening of four new outlet locations during the second half of the year and the full year effect of four outlets opened during fiscal 2005.
     Net revenues for Gekko increased $4.3 million or 11.4% to $41.8 million in fiscal 2006 as compared to $37.5 million in the prior fiscal year, primarily due to increased sales of apparel into the collegiate/bookstore channel and the addition of a multi-year exclusive on-site merchandiser license with the Kentucky Derby that began in 2006.
     Net revenues for Ashworth U.K., Ltd. increased $4.6 million or 19.5% to $28.0 million in fiscal 2006 as compared to $23.4 million in fiscal 2005, primarily due to a year-over-year increase in both the Ashworth and Callaway Golf apparel brands in the golf, resort and corporate distribution channels including an increase in net revenues associated with licensed product sales contributed by the 2006 Ryder Cup championships event played in September 2006.
     Net revenues for the other international segment decreased $0.2 million or 1.9% to $10.5 million as compared to $10.7 million in fiscal 2005.
     The consolidated gross profit margin for fiscal 2006 increased to 40.9% as compared to 37.6% in fiscal 2005. The increase was primarily due to a decrease in granted markdown allowances in the Company’s domestic retail distribution channel driven by the Company’s focus on classic key item products with a lower percentage of fashion product. This strategy improved full priced sell-through, reduced levels of domestic inventory and realized direct labor efficiencies at the Company’s EDC. These improvements in gross margin were partly offset by lower than forecasted full priced sales in the Company’s green grass distribution channel that directly contributed to the under-utilization of the EDC’s embroidery capacity.
     Selling, general and administrative (“SG&A”) expenses increased 8.0% to $81.5 million in fiscal 2006 compared to $75.4 million in fiscal 2005. As a percentage of net revenues, SG&A expenses increased to 38.9% of net revenues in fiscal 2006 as compared to 36.8% in fiscal 2005. Primary drivers of the higher SG&A expense included the net addition of four new Company stores and the full year effect of the four new outlets added during fiscal 2005, expenses associated with the previously-announced resignation of the Company’s former Chairman and CEO and other organizational charges, consulting and legal fees associated with the 2006 Annual Meeting of Stockholders and the strategic alternatives process, and an increase in licensed/royalty products
     Net other expenses decreased $0.2 million to $2.6 million in fiscal 2006 as compared to $2.8 million in fiscal 2005, primarily due to a net foreign currency transaction gain in fiscal 2006 compared to a net loss in the prior year, offset partly by an increase in interest expense due to higher average borrowings on the revolving credit facility and incrementally higher interest rates throughout fiscal 2006.

     The effective income tax (benefit) rate applicable to the Company for fiscal 2006 increased to 45.7% compared to the (43.6%) effective income tax (benefit) rate for fiscal 2005. The increase in the effective income tax (benefit) rate for fiscal 2006 compared to fiscal 2005 results from an increase in non-deductible permanent tax differences due principally to the accounting for incentive stock options under SFAS 123R.
     During fiscal 2006, the Company recorded net income of $1.0 million or $0.07 per basic and diluted share, as compared to a net loss of ($0.7) million or ($0.05) per basic and diluted share in the prior year. The increase in net income in fiscal 2006 was primarily attributable to the higher gross profit margins as outlined above.
Fiscal 2005 Compared To Fiscal 2004
     Consolidated net revenues were $204.8 million in fiscal 2005, an increase of 18.3% from net revenues of $173.1 million in fiscal 2004. The increase was primarily due to the addition of Gekko’s net revenues of $37.5 million for the entire year in fiscal 2005 compared to $13.6 million in net revenues from Gekko for approximately four months in fiscal 2004. Excluding Gekko, domestic net revenues for fiscal 2005 increased 1.8% to $133.2 million from $130.8 million in fiscal 2004, primarily due to our corporate and Company stores channels which increased by 8.6% and 46.7%, respectively. The increase in corporate sales was driven by increased promotional spending while the increase in the Company stores sales was due to the net addition of four new stores. These increases were partially offset by an 11.8% decrease in our retail channel, primarily attributed to significantly higher markdown allowances both granted and provided for to compensate our vendors for products that had less than expected sell-through. Net revenues, from the Company’s Ashworth, U.K. Ltd subsidiary increased by $4.3 million or 22.5% to $23.4 million in fiscal 2005 from $19.1 million in fiscal 2004. Sales growth in the U.K. was consistent in most channels and geographic areas for both the Ashworth and Callaway Golf apparel brands, as well as most product categories.
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
     SG&A expenses increased 39.5% to $75.4 million in fiscal 2005 compared to $54.1 million in fiscal 2004. As a percentage of net revenues, SG&A expenses increased to 36.8% of net revenues in fiscal 2005 as compared to 32.2% in fiscal 2004. Primary drivers of the higher SG&A expenses included 12 versus four months of expenses from Gekko, the net addition of four new Company stores, higher sales promotions expense, EDC direct labor expense overruns, and various professional fees associated with the documentation of various internal controls to comply with Sarbanes-Oxley Section 404 requirements.
     Net other expenses were $2.8 million in fiscal 2005 compared to $4.4 million in fiscal 2004. The balance in fiscal year 2004 included a $3 million charge related to the settlement of the class action lawsuit recorded in the third quarter of fiscal 2004 with the remaining balance primarily comprised of interest expense. The balance in fiscal year 2005 is primarily due to a full year’s interest of $0.6 million related to the $11.7 million, 10-year, fixed rate term loan for the purchase of the new distribution center building in March 2004, as well as the full year’s interest of $0.9 million related to the $20 million five-year, fixed rate term loan for financing of the Gekko acquisition that was consummated in July 2004.

     The effective income tax (benefit) rate applicable to the Company for fiscal 2005 increased to (43.6%) compared to the 40% effective income tax rate for fiscal 2004. The increase in the effective income tax (benefit) rate for fiscal 2005 compared to the effective income tax rate for fiscal 2004 resulted from a change in the mix of taxable income and loss between entities consolidated for tax filing in the United States and Ashworth, U.K., Ltd and the tax rate differential between the tax jurisdictions.
     During fiscal 2005, the Company recorded a loss of ($0.7) million or ($0.05) per diluted share, as compared to a net income of $8.2 million or $0.60 per diluted share in the prior year. The decrease in net income for fiscal 2005 was primarily attributable to the lower gross profit margins and higher SG&A expenses as outlined above.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Liquidity
     The Company’s primary sources of liquidity are expected to be cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. The Company requires cash for capital expenditures and other requirements associated with its domestic and international production, distribution and sales activities, as well as for general working capital purposes. The Company’s need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory early during this period to provide product for shipment for the Spring/Summer selling season.
     Net cash provided by operating activities of $15.0 million for the fiscal year ended October 31, 2006 was primarily attributable to earnings, adjusted for depreciation and amortization, decrease in net trade accounts receivable, inventory, other current assets and tax receivable which in total amounted to $14.5 million, offset in part by decrease in accounts payable and other long-term liabilities.
     Net cash used in investing activities of $7.8 million for the fiscal year ended October 31, 2006 was primarily attributable to purchases of furniture, fixtures and leasehold improvements related to the opening of four new outlet stores during the year as well as the purchase and implementation costs associated with the Company’s new ERP system.
     Net cash used in financing activities of $5.0 million for the fiscal year ended October 31, 2006 was due primarily to principal payments of notes payable, long-term debt and the revolving credit facility which totaled $7.8 million, offset in part by proceeds from the exercising of stock options and a net foreign currency exchange gain.
     On July 6, 2004, the Company entered into a loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders (collectively referred to as the “Bank”). The loan agreement was comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, is due to expire on July 6, 2009 and is collateralized by substantially all of the assets of the Company, other than the Company’s EDC in Oceanside, California.
     Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the Bank’s reference rate. At October 31, 2006, the bank’s reference rate was 8.5%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.

     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include a requirement that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum EBITDA determined on a rolling four quarter basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and equipment rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement had an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
     On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment to the loan agreement amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the distribution center located in Oceanside, California. The Third Amendment waived non-compliance with various financial covenants of the loan agreement, solely for the period ended July 31, 2005.
     On January 26, 2006, the Company entered into the Fourth Amendment to the loan to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised loan agreement, the revolving loan commitment was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised loan agreement, the term loan commenced January 31, 2006 and has equal monthly installments of principal in the amount of $125,000, plus all accrued interest for each monthly installment period, with a balloon installment for the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
     Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving credit facility and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 and the cash flow statement for the year ended October 31, 2005 in the accompanying financial statements have been adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005. See “Note 5 — Line of Credit,” in the accompanying notes to Consolidated Financial Statements.
     The loan agreement was also modified, pursuant to the Fourth Amendment, to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the Bank shall not be obligated to advance funds under the revolving credit facility at any time that Company’s aggregate obligations to the Bank exceed the sum of (a) seventy five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the Bank under the referenced facilities exceed the permitted sum, the Company shall immediately repay to the Bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:
1)
Minimum tangible net worth equal to the sum of $75.0 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment, including net proceeds from stock options exercised;

2)
A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1.00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1.00;

3)	Capital expenditures are not to exceed $7.0 million in any fiscal year;

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

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million was eliminated.
     The Company was not in compliance with the required quick asset ratio in the first quarter of fiscal year 2006. The Company obtained a written waiver of the quick assets to current liabilities covenant requirement from its lenders for the period ended January 31, 2006.
     The Company is in compliance with all of the loan agreement financial covenants as of October 31, 2006.
     The revolving credit facility under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $2.9 million at October 31, 2006 as compared to $4.3 million outstanding at October 31, 2005. The Company had $14.0 million outstanding against the revolving credit facility under this loan agreement at October 31, 2006, compared to $19.5 million outstanding at October 31, 2005. The decrease in borrowings under the revolving credit facility is primarily due to increased cash flow from operations. Net income increased by $1.7 million to $1.0 million in fiscal 2006 from a $0.7 million loss in 2005, accounts receivable were collected more timely, and there was a reduction in inventory purchases. The Company had $5.6 million outstanding on the term loan at October 31, 2006 versus $7.5 million as of October 31, 2005. The decrease in borrowings on the term loan is due to regular monthly payments of principal. At October 31, 2006, $20.6 million was available for borrowings against the revolving credit facility under this loan agreement, subject to borrowing base limitations.
     During the year ended October 31, 2006, the Company entered into a capital lease agreement for the purchase of a software license. The lease began in April 2006 for a 36 month term, ending in March 2009 for $556,000. The lease agreement calls for 12 quarterly payments of $53,450 with an imputed interest rate of 9.08%. The software license asset is expected to be placed into service in May 2007. It will be depreciated over a three year life using the straight-line method. During the fiscal years ended October 31, 2005 and 2004, the Company did not acquire any equipment under capital leases.

     On April 30, 2006 the Company entered into a lease agreement with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) for an IBM server with all applicable software, accessories and upgrade package with total payments of $595,166. The terms of the lease agreement call for 42 monthly payments of $14,171, in advance. The last payment will be made on September 30, 2009. The total interest paid over the life of the agreement will be $8,394. The equipment has a five year life. The Company has determined that the lease meets the criteria for treatment as an operating lease.
     On August 30, 2004, the Company agreed to a schedule with KEF thereby completing the Master Equipment Lease Agreement (the “Lease”), dated as of June 23, 2003, and previously entered into by Ashworth and KEF. Under the terms of the Lease, the Company is leasing the equipment for its distribution center in Oceanside, California. The aggregate cost of the equipment was approximately $10.4 million. The initial term of the Lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes), (2) renew the Lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the Lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the Lease.
     During fiscal 2006, common stock and capital in excess of par value increased by $3.5 million of which $2.5 million is due to the issuance of 446,000 shares of common stock on the exercise of options, $0.5 million due to the related tax benefit and $0.5 million due to FAS123R compensation expense.
     On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for its distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 203,000 square feet of useable office and warehouse space and is used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13.7 million and entered into a secured loan agreement with a bank to finance $11.65 million of the purchase price. The loan is amortized over 30 years, but is due and payable on May 1, 2014 with a balloon payment of $9.6 million. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC, LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC, LLC is a wholly owned limited liability company organized under the laws of the state of Delaware and its results are reported in the consolidated statements included in this annual report on Form 10-K.
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

Contractual Obligations
     The following table sets forth our contractual obligations as of October 31, 2006 (in 000’s) :

		Less			More
		Than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt	$17,315	$1,940	$4,733	$443	$10,199
Long-term debt interest	4,538	847	1,379	1,057	1,255
Line of Credit obligations	14,000	14,000	—	—	—
Capital lease obligations	473	177	296	—	—
Capital lease obligations interest	61	37	24	—	—
Operating lease obligations	41,147	5,573	11,331	11,049	13,194
Endorsement contracts	5,602	1,602	2,000	2,000
Minimum licensing guarantees	20,126	4,518	9,058	6,529	21
Purchase obligations	42,892	42,892	—	—	—
Other long-term liabilities	174	125	49	—	—

Totals	$146,328	$71,711	$28,870	$21,078	$24,699

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
     Ashworth Canada and Ashworth Golf Apparel Canada sell the Company’s products within Canada with the revenues denominated in Canadian dollars; ordinarily there is no transaction adjustment for currency exchange rates for the Company for sales transactions. Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada purchase products from the Company in U.S. dollars, therefore there are transaction adjustments for currency exchange rates for purchase transactions.
     All export revenues by Ashworth, Inc. are U.S. dollar denominated and ordinarily there is no transaction adjustment for currency exchange rates for the Company. However, with respect to export revenues to Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada, the foreign entities are at risk on their indebtedness to Ashworth, Inc. The foreign entities maintain their accounts with Ashworth, Inc. in British pounds or Canadian dollars, but owe Ashworth, Inc. in U.S. dollars. At the end of every accounting period, the debt is adjusted to British pounds or Canadian dollars by multiplying the indebtedness by the closing British pound/U.S. dollar or U.S. dollar/Canadian dollar exchange rate to ensure that the account has sufficient British pounds or Canadian dollars to meet its U.S. dollar obligation. This re-measurement is either income or expense in each entity’s financial statements. When the financial statements of Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada are consolidated with the financial statements of Ashworth, Inc., the gain or loss on transactions that are of a long-term investment nature is eliminated from the income statement and appears in the stockholders’ equity section of the consolidated balance sheet under “Accumulated other comprehensive income (loss).”
     The Company purchases nearly all of its products from offshore manufacturers. All of these purchases were denominated either in U.S. dollars, or in British pounds for Ashworth U.K., Ltd., and consequently there was no foreign currency exchange risk related to these transactions apart from the foreign currency exchange risk associated from translating the financial statements of Ashworth U.K., Ltd from the functional currency of British pounds to the reporting currency of U.S. dollars.
Inflation
     Management believes that inflation has not had a material effect on our results of operations during the three most recent fiscal years. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s results of operations.
New Accounting Standards
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective November 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more than likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 provides interpretive guidance on how registrants should quantify misstatements when evaluating the materiality of financial statement errors. SAB 108 also provides transition accounting and disclosure guidance for situations in which a material error existed in prior period financial statements, allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
     The Company’s debt consists of a term loan, mortgage note, notes payable, capital lease and line of credit obligations which had a total balance of $31.8 million at October 31, 2006. The debt bears interest at fixed rates ranging from 3.5% to 9.08%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $14.0 million outstanding at October 31, 2006 on its revolving line of credit with interest charged at the Bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to EBITDA ratio (the “Applicable Rate”). At October 31, 2006, the Applicable Rate was 8.5%. A hypothetical 10% increase in interest rates during the year ended October 31, 2006 would have resulted in a $139,000 reduction in net income.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s U.K. subsidiary from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at October 31, 2006 or 2005. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              The following financial statements with respect to the Company are submitted herewith:
1.	Reports of Independent Registered Public Accounting Firms, pages F-1 and F-2.

2.	Consolidated Balance Sheets — October 31, 2006 and 2005, pages F-3 and F-4.

3.	Consolidated Statements of Operations for the years ended October 31, 2006, 2005 and 2004, page F-5.

4.	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2006, 2005 and 2004, page F-6.

5.	Consolidated Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004, pages F-7 and F-8.

6.	Notes to Consolidated Financial Statements, pages F-9 through F-41.

7.	Reports of Independent Registered Public Accounting Firms, pages F42-F43.

8.	Supplementary Schedule, page F-44.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None
Item 9A. CONTROLS AND PROCEDURES.
1. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. As a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of October 31, 2006.
We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-K and quarterly reports on Form 10-Q. The unqualified opinion of our independent registered public accounting firm on our financial statements for the period ended October 31, 2006 is included in this Form 10-K.
2. Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and PAO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006.
As a result of our assessment, management identified one material weakness in internal control over financial reporting as of October 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Inadequate Internal Controls over Inventory Costing
As of October 31, 2006, management did not maintain effective internal controls over inventory costing. This material weakness resulted in a material adjustment to income from operations in the fourth quarter. Certain product completion costs that are incurred immediately prior to shipment were being improperly capitalized as part of a substantial amount of the Company’s inventory. This resulted in an adjustment to the ending inventory value. The adjustment points to a material weakness in the design of the Company’s internal controls over financial reporting.
3. Management’s Remediation Effort
Remediation of Controls over Inventory Costing
Management performed an in-depth review of inventory costing. The analysis for inventory costing was updated to remove the improperly applied costs and a downward adjustment of approximately $1,017,000 was made to the ending inventory and a corresponding adjustment made to income from operations in the fourth quarter. Inventory costing will continue to be reviewed on a periodic basis as part of the Company’s internal controls.
The Company believes that these corrective actions will remediate the material weaknesses identified above. The Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions that management deems appropriate given the circumstances.
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ashworth, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ashworth, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of October 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Ashworth, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

As of October 31, 2006, the Company did not maintain effective internal controls over inventory costing. This material weakness resulted in a material adjustment to income from operations in the fourth quarter.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report on financial statements dated January 12, 2007 on those financial statements.
In our opinion, management’s assessment that Ashworth, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the control criteria, Ashworth, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements referring to remediation or timing in management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Ashworth, Inc. and Subsidiaries as of and for the years ended October 31, 2006 and 2005, and our report dated January 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Moss Adams LLP
Irvine, California
January 12, 2007

Item 9B. OTHER INFORMATION.
     None
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item 10 will be included in either the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Directors and Executive Officers” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2007 and is incorporated into this Item 10 by reference.
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
Item 11. EXECUTIVE COMPENSATION.
     The information required by this Item 11 will be included in either the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Executive Compensation” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2007 and is incorporated into this Item 11 by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATERS.
     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in either the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2007 and is incorporated into this Item 12 by reference.

EQUITY COMPENSATION PLAN INFORMATION
Securities Available for Issuance Under the Company’s Equity Compensation Plans
     The following table provides information with respect to the Company’s equity compensation plans as of October 31, 2006, which plans are as follows: the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), the Incentive Stock Option Plan (the “ISO Plan”), and the Nonqualified Stock Option Plan (the “NQO Plan”). The ISO Plan and the NQO Plan were each terminated at the time of adoption of the 2000 Plan in December 1999, and no additional awards may be granted under such terminated plans.

(c) Number of Securities
Remaining Available for
	(a) Number of			Future Issuance under
	Securities to be Issued		(b) Weighted-average	Equity Compensation
	upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
Equity compensation plans approved by security holders	871,000	(1)	$8.10	526,000

Equity compensation plans not approved by security holders	—		—	—

Total	871,000		$8.10	526,000

(1)
Includes 866,000 shares of common stock that may be issued upon exercise of outstanding options under the 2000 Plan and 5,000 shares that may be issued upon exercise of outstanding options under the terminated ISO Plan and NQO Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item 13 will be included in either the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2007 and is incorporated into this Item 13 by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item 14 will be included in either the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2007 and is incorporated into this Item 14 by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following documents are filed as part of this report:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — October 31, 2006 and 2005

Consolidated Statements of Operations for the years ended October 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2006, 2005 and 2004 Consolidated Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004 Notes to Consolidated Financial Statements — October 31, 2006, 2005 and 2004

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

10(a)*
Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No.001-14547) and incorporated herein by reference).

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

10(s)*
Second Amended and Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*
Agreement as to Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. effective September 12, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*
Amended and Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)*
Amended and Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.5 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(2)*
Amended and Restated Change In Control Agreement with the Company’s Executive Vice President of Sales and Marketing, , Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.6 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(1)*
Amended and Restated Employment Agreement with the Company’s Executive Vice President, Green Grass Sales and Merchandising, Peter E. Holmberg, effective as of October 25, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on October 31, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(2)*
Amended and Restated Change in Control Agreement with the Company’s Executive Vice President, Merchandising, Design and Production, Peter E. Holmberg, effective as of February 28, 2006 (filed as Exhibit 10.4 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)
Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10.5 to the Company’s Form 10-K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)*
Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.7 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)*
Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.8 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)*
Release Agreement with the Company’s Executive Vice President and Chief financial Officer, Winston E. Hickman, dated November 16, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 11, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)
Personal Services Agreement effective September 12, 2005 by and between Ashworth, Inc. and Peter M. Weil (filed as Exhibit 10.2 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)*
Employment Agreement with the Company’s Chief Executive Officer, Peter M. Weil, dated November 27, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)
Settlement Agreement, dated May 5, 2006, by and among the Company and Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael S. Koeneke, David M. Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC, Brian Black, and Peter M. Weil (filed as Exhibit 10.1 to the Company’s Form 8-K on May 9, 2006 (File No. 001-14547) and incorporated herein by reference).

10(z)*
Form of Indemnification Agreement by and between the Company and its Directors, Officers and Other Employees Designated by the Board (filed as Exhibit 10.1 to the Company’s Form 8-K on December 15, 2006 (File No. 001-14547) and incorporated herein by reference).

10(aa)*	Offer of Employment Agreement effective October 10, 2005 by and between Ashworth, Inc. and Greg. W. Slack.

10(aa)(1)*	Change in Control Agreement effective as of February 9, 2006 by and between Ashworth, Inc. and Greg W. Slack.

10(aa)(2)*	Promotion and Retention Bonus Agreement effective February 10, 2006 by and between Ashworth, Inc. and Greg. W. Slack.

21	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm Consent.

23.2	Independent Registered Public Accounting Firm Consent.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(c)	Financial statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
Ashworth, Inc.
We have audited the accompanying consolidated balance sheet of Ashworth, Inc. and subsidiaries as of October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashworth, Inc. and subsidiaries as of October 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ashworth, Inc. and its subsidiaries’ internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 12, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Moss Adams LLP
Irvine, California
January 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
Ashworth, Inc.:
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Ashworth, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Ashworth Inc.’s operations and cash flows for the year ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
San Diego, California
January 27, 2005

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2006 and 2005

	October 31, 2006	October 31, 2005
Assets

Current assets:
Cash and cash equivalents	$7,508,000	$3,839,000
Accounts receivable — trade, net (Note 1)	33,984,000	37,306,000
Accounts receivable — other	526,000	1,053,000
Inventories, net	44,971,000	46,126,000
Income tax refund receivable	3,743,000	4,036,000
Other current assets	5,247,000	6,157,000
Deferred income tax asset	3,116,000	3,441,000

Total current assets	99,095,000	101,958,000

Property, plant and equipment, at cost:
Land	5,732,000	5,732,000
Buildings and improvements	10,503,000	10,483,000
Production and distribution equipment	13,970,000	13,019,000
Furniture and equipment	29,629,000	25,804,000
Leasehold improvements	6,124,000	5,165,000

	65,958,000	60,203,000
Less accumulated depreciation and amortization	(26,832,000)	(22,121,000)

Total property, plant and equipment, net	39,126,000	38,082,000
Goodwill	15,250,000	13,865,000
Intangible assets, net	10,245,000	10,571,000
Other assets	327,000	238,000

Total assets	$164,043,000	$164,714,000

(Continued)
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2006 and 2005

	October 31, 2006	October 31, 2005
Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit payable (Note 5)	$14,000,000	$19,500,000
Current portion of long-term debt (Notes 5 and 6)	2,117,000	2,366,000
Accounts payable	10,724,000	11,149,000
Accrued liabilities:
Salaries and commissions	4,077,000	3,529,000
Other	6,681,000	6,142,000

Total current liabilities	37,599,000	42,686,000

Long-term debt, net of current portion (Notes 5 and 6)	15,671,000	17,320,000
Deferred income tax liability	1,965,000	1,972,000
Other long-term liabilities	174,000	174,000
Stockholders’ equity:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,520,000 and 14,074,000 shares in 2006 and 2005, respectively	15,000	14,000
Capital in excess of par value	48,256,000	44,755,000
Retained earnings	56,333,000	55,382,000
Accumulated other comprehensive income	4,030,000	2,411,000

Total stockholders’ equity	108,634,000	102,562,000

Total liabilities and stockholders’ equity	$164,043,000	$164,714,000

See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
Net revenues	$209,600,000	$204,788,000	$173,102,000
Cost of goods sold	123,787,000	127,875,000	100,972,000

Gross profit	85,813,000	76,913,000	72,130,000

Selling, general and administrative expenses	81,475,000	75,441,000	54,087,000

Income from operations	4,338,000	1,472,000	18,043,000

Other income (expense):
Interest income	55,000	62,000	60,000
Interest expense	(2,897,000)	(2,372,000)	(1,353,000)
Net foreign currency exchange gain (loss)	321,000	(222,000)	191,000
Other expense, net	(64,000)	(228,000)	(3,269,000)

Total other expense	(2,585,000)	(2,760,000)	(4,371,000)

Income (loss) before provision for income taxes	1,753,000	(1,288,000)	13,672,000
Provision (benefit) for income taxes	802,000	(561,000)	5,469,000

Net income (loss)	$951,000	$(727,000)	$8,203,000

Net income (loss) per share:
Basic	$0.07	$(0.05)	$0.61
Diluted	$0.07	$(0.05)	$0.60

Weighted-average shares outstanding:
Basic	14,400,000	13,872,000	13,401,000
Diluted	14,514,000	13,872,000	13,728,000
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2006, 2005 and 2004

			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
BALANCE,
October 31, 2003	13,267,000	$13,000	$39,230,000	$47,906,000	$1,406,000	$88,555,000
Options exercised	439,000	1,000	2,556,000	—	—	2,557,000
Tax benefit on options exercised	—	—	385,000	—	—	385,000
Comprehensive income (loss):
Net income	—	—	—	8,203,000	—	8,203,000
Net unrealized losses on cash flow hedges, net of tax	—	—	—	—	108,000	108,000
Translation adjustment	—	—	—	—	1,408,000	1,408,000

Total comprehensive income	—	—	—	—	1,516,000	1,516,000

BALANCE,
October 31, 2004	13,706,000	14,000	42,171,000	56,109,000	2,922,000	101,216,000
Options exercised	368,000	—	2,064,000	—	—	2,064,000
Tax benefit on options exercised	—	—	520,000	—	—	520,000
Comprehensive loss:
Net loss	—	—	—	(727,000)	—	(727,000)
Translation adjustment	—	—	—	—	(511,000)	(511,000)

Total comprehensive income	—	—	—	—	(511,000)	(1,238,000)

BALANCE,
October 31, 2005	14,074,000	14,000	44,755,000	55,382,000	2,411,000	102,562,000
Options exercised	446,000	1,000	2,531,000	—	—	2,532,000
Section 16 - profit disgorgement	—	—	(44,000)	—	—	(44,000)
Tax benefit on options exercised	—	—	533,000	—	—	533,000
FAS123R Compensation Expense	—	—	481,000	—	—	481,000
Comprehensive income (loss):						—
Net income	—	—	—	951,000	—	951,000
Translation adjustment	—	—	—	—	1,619,000	1,619,000

Total comprehensive income	—	—	—	—	1,619,000	1,619,000

BALANCE,
October 31, 2006	14,520,000	$15,000	$48,256,000	$56,333,000	$4,030,000	$108,634,000

See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$951,000	$(727,000)	$8,203,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,842,000	5,118,000	4,049,000
(Gain) loss on disposal of property, plant and equipment	46,000	(1,000)	(1,525,000)
Decrease (increase) in net deferred income taxes	319,000	(1,439,000)	973,000
Provision for doubtful accounts, markdowns and sales returns	7,664,000	7,061,000	3,832,000
Non-cash inventory writedowns	291,000	3,337,000	587,000
Tax benefit from exercise of stock options	—	520,000	385,000
Excess tax benefits from share-based payment arrangements	(533,000)	—	—
Stock compensation expense	481,000	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(3,815,000)	(5,101,000)	(8,380,000)
Decrease (increase) in inventories	864,000	(214,000)	(1,905,000)
Increase (decrease) in net income tax receivable/payable	825,000	(5,193,000)	1,039,000
Decrease (increase) in other current assets	1,564,000	(1,974,000)	(897,000)
Decrease (increase) in other assets	(48,000)	(455,000)	(811,000)
Increase (decrease) in accounts payable	(425,000)	(3,475,000)	5,548,000
Increase in accrued liabilities	1,017,000	1,841,000	1,160,000
Decrease in other long-term liabilities	(90,000)	(181,000)	(90,000)

Net cash provided by (used in) operating activities	14,953,000	(883,000)	12,168,000

Cash flows from investing activities:
Net purchases of property, plant and equipment	(6,464,000)	(7,576,000)	(22,006,000)
Proceeds from sale of property, plant and equipment	—	5,000	5,282,000
Purchase of Intangibles	(116,000)
Acquisition of subsidiary	(1,225,000)	(560,000)	(23,678,000)

Net cash used in investing activities	(7,805,000)	(8,131,000)	(40,402,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(105,000)	(79,000)	(169,000)
Borrowings on line of credit	36,650,000	40,900,000	38,055,000
Payments on line of credit	(42,150,000)	(31,400,000)	(41,100,000)
Bank overdrafts	—	715,000	366,000
Proceeds from long-term debt	556,000	—	31,650,000
Debt issuance costs	—	—	(376,000)
Principal payments on notes payable and long-term debt	(2,349,000)	(4,423,000)	(3,729,000)
Proceeds from exercise of stock options	2,487,000	2,064,000	2,557,000
Restrictions on cash	(654,000)	10,000	(19,000)
Excess tax benefit from share-based payment arrangements	533,000	—	—

Net cash provided by (used in) financing activities	(5,032,000)	7,787,000	27,235,000

Effect of exchange rate	1,553,000	(475,000)	1,516,000

Net (decrease) increase in cash and cash equivalents	3,669,000	(1,702,000)	517,000
Cash and cash equivalents, beginning of year	3,839,000	5,541,000	5,024,000

Cash and cash equivalents, end of year	$7,508,000	$3,839,000	$5,541,000

(Continued)
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $0, $0 and $127,000 in 2006, 2005 and 2004, respectively	$2,716,000	$1,643,000	$672,000
Income taxes paid, net of refund	(297,000)	4,779,000	3,029,000
Supplemental disclosure of non-cash financing activities:
Repayment of term loan from borrowings against line of credit (Note 5)	—	7,500,000	—
Capital lease	(556,000)	—	—

Supplemental disclosures of noncash transactions:
During the year ended October 31, 2004, the Company purchased all of the members’ interests of Gekko Brands, LLC for $23,678,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired:
Cash paid for members’ interests			$27,324,000
Liabilities assumed, including $1,000,000 note payable to sellers			(23,678,000)

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

In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement with Callaway Golf Company to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe, Canada and Australia. The initial Callaway Golf apparel products shipped in April 2002.

The Company has wholly-owned subsidiaries that currently own and operate 18 Company outlet stores. A wholly-owned United Kingdom subsidiary distributes the Company’s products in Europe. The Company established one division in 1998 to sell and distribute its Ashworth products in Canada and a second division in 2002 to distribute its Callaway Golf apparel in Canada.

On July 6, 2004, Ashworth, Inc. completed the acquisition of all of the membership interests in Gekko Brands, LLC (the “Acquisition”), a leading designer, producer and distributor of headwear and apparel under The Game and Kudzu brands, pursuant to that certain Membership Interests Purchase Agreement entered into on July 6, 2004, by and among Ashworth Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Ashworth, Inc., and the selling members identified therein. Ashworth intends that the operations of this subsidiary will continue to focus on designing, producing and distributing headwear and apparel.

The Company, together with its subsidiaries and divisions, had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $38,472,000, $34,101,000 and $28,706,000 in the years ended October 31, 2006, 2005 and 2004, respectively. The Company’s wholly-owned United Kingdom subsidiary, Ashworth U.K., Ltd., had net revenues of $27,987,000, $23,416,000 and $19,117,000 and operating income of $1,436,000, $1,976,000 and $2,380,000 in the years ended October 31, 2006, 2005 and 2004, respectively. Ashworth U.K., Ltd. had identifiable assets of $22,517,000 and $18,999,000 as of October 31, 2006 and 2005, respectively.

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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Accounts Receivable
The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets consists of amounts due from customers net of allowances for doubtful accounts and reserves for sales returns, markdowns and other allowances. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. The following table summarizes the activity in the allowance for doubtful accounts for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance, beginning of year	$1,243,000	$1,170,000	$726,000

Provision for doubtful accounts	522,000	550,000	977,000
Deductions	(659,000)	(477,000)	(533,000)

Balance, end of year	$1,106,000	$1,243,000	$1,170,000

Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the reserves for sales returns, markdowns and other allowances. See “Note 1 — Summary of Significant Accounting Policies and Business — Revenue Recognition,” below.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, freight-in and overhead. Inventory write-downs are permanent reductions of cost until the inventory is sold. Below is a summary of the components of net inventories at October 31, 2006 and 2005:

	2006	2005
Raw Materials	$93,000	$146,000
Finished Goods	44,878,000	45,980,000

Total Inventories, net	$44,971,000	$46,126,000

Inventories are presented net of inventory write-downs at October 31, 2006 and 2005 of $3,449,000 and $3,837,000, respectively.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Other Current Assets
The Company had $654,000 and $0 in restricted cash as of October 31, 2006 and 2005, respectively, recorded in other current assets. The restricted cash is reserved for payment under a rabbi trust agreement with the former CEO due to be disbursed in May 2007.
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
The Company capitalized interest of $0, $0 and $127,000 during the years ended October 31, 2006, 2005 and 2004, respectively, related to construction in progress.
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
On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for its new distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 203,000 square feet of useable office and warehouse space and is now being used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center in Oceanside, California for approximately $13,686,000 and entered into a secured loan agreement with a bank to finance $11,650,000 of the purchase price. See “Note 6 — Long-term Debt” below.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”),

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives continue to be amortized primarily on the straight-line basis over their estimated useful lives.
Other Assets
The Company had $251,000 and $233,000 in restricted cash as of October 31, 2006 and 2005, respectively, recorded in other assets. The restricted cash is in an interest bearing account on deposit with the Company’s bank pursuant to the lease agreement for the office and distribution facility in Basildon, England. The lessor has access to the bank account should the Company fail to pay its monthly rent. The cash will be on deposit for a maximum of five years from the inception of the lease agreement, which was May 1, 2003.
Advertising Expenses
Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2006, 2005 and 2004 were $2,045,000, $1,867,000 and $1,869,000, respectively.
The Company makes certain payments for cooperative advertising for specific placements in customers’ advertisements and catalogues and includes these costs in the selling, general and administrative line item of its statements of operations. Included in advertising expenses are cooperative advertising expenses of $783,000, $667,000 and $208,000 for the years ended October 31, 2006, 2005 and 2004, respectively.
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the years ended October 31, 2006, 2005 and 2004 were $2,609,000, $3,091,000 and $2,217,000, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock-Based Compensation
On November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $481,000 during fiscal 2006, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statements of cash flows.
The income tax benefit related to stock-based compensation expense was $141,000 during fiscal 2006. As of October 31, 2006, $148,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. This compensation cost to be recognized in future periods as of October 31, 2006 does not consider or include the effect of stock options that may be issued in subsequent periods.
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
The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair-value recognition provisions of SFAS No. 123R to stock-based compensation for the years ended October 31, 2005 and 2004:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	2005	2004
Net income (loss) — as reported	$(727,000)	$8,203,000

Deduct: Stock-based employee and non-employee director compensation expense determined under the fair-value-based method for all awards, net of tax	(1,457,000)	(249,000)

Net income (loss) — pro forma	$(2,184,000)	$7,954,000

Net income (loss) per common share — as reported
Basic	$(0.05)	$0.61
Diluted	$(0.05)	$0.59

Net income (loss) per common share — pro forma
Basic	$(0.16)	$0.60
Diluted	$(0.16)	$0.58
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s common stock over the last 10 years commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.
The assumptions used for the fiscal years ended October 31, 2006, 2005 and 2004 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	2006	2005	2004
Expected life (years)	3.64 - 3.81	3.55 - 3.87	3.16
Risk-free interest rate	4.45% - 5.02%	2.89% - 4.30%	1.91% - 3.14%
Volatility	37.7% - 38.8%	42.7% - 44.3%	44.5%
Dividend yields	—	—	—

Weighted -average fair value of options granted during the period	$2.77	$3.63	$2.74
The Company did not reflect any stock-based employee compensation expense in the consolidated financial statements for the fiscal years ended October 31, 2005 and 2004 presented in the above table.
Earnings Per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the twelve months ended October 31, 2006, 2005 and 2004 shares subject to outstanding options totaled 114,000, 317,000 and 327,000 respectively.
The following table sets forth the computation of basic and diluted earnings per share based on the requirements SFAS No. 128, Earnings Per Share:

	Years ended October 31,
	2006	2005	2004
Numerator:
Net Income
Numerator for basic and diluted income per share — income available to common stockholders	$951,000	$(727,000)	$8,203,000

Denominator:
Denominator for basic income per share — weighted-average shares	14,400,000	13,872,000	13,401,000
Effect of dilutive securities:
stock options	114,000	317,000	327,000

Denominator for diluted income per share — adjusted weighted-average shares and assumed conversions	14,514,000	14,189,000	13,728,000

Basic earnings (loss) per share	$0.07	$(0.05)	$0.61
Diluted earnings (loss) per share	$0.07	$(0.05)	$0.60
Diluted income (loss) per share for the year ended October 31, 2005 is calculated using basic weighted-average shares as the denominator because the effect of stock options would be anti-dilutive due to the Company’s loss position. The diluted weighted-average shares outstanding computation excludes 323,000, 643,000 and 317,000 options whose impact would have an anti-dilutive effect in 2006, 2005 and 2004, respectively.
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
Foreign Currency
The Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate. Gains and losses on foreign currency transactions are recognized as incurred. Gains and losses on re-measurement of transactions denominated in currency other than the functional currency of individual subsidiaries are recognized at each balance sheet date. Cumulative translation adjustments resulting from the translation of the financial statements of foreign subsidiaries are included as a separate component of stockholders’ equity. The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. The Company periodically uses forward exchange contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted revenues and cost of sales denominated in other than local currencies. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes.
From time to time, the Company and its subsidiaries enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated Euro denominated sales and U. S. dollar denominated intercompany inventory purchases by the Company’s wholly-owned U.K. subsidiary. These contracts have maturity dates that do not normally exceed 12 months. The Company estimates the fair value of derivatives based on quoted market prices and records all derivatives on the balance sheet at fair value. The Company had no foreign currency related derivatives at October 31, 2006 or 2005.
For derivative instruments designated as cash flow hedges, the Company initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company records the ineffective portion of the gain or loss, if any, in other income or expense immediately. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. For the year ended October 31, 2006 and 2005, no gains or losses were reclassified into earnings related to cash flow hedges. For the year ended October 31, 2004 , the Company reclassified gains of $33,000 to the net revenues line item of its financial statements and losses of $286,000 to the cost of goods sold line item of its financial statements related to cash flow hedges.
For the years ended October 31, 2006, 2005 and 2004, the Company recorded the following activity in accumulated other comprehensive income related to cash flow hedges:

	Years Ended October 31,
	2006	2005	2004
Beginning OCI balance related to cash flow hedges, net of tax	$—	$—	$(108,000)
Add: Net loss recorded in OCI, net of tax	—	—	(86,000)
Deduct: Net gain (loss) reclassified from OCI into earnings, net of tax	—	—	(194,000)

Ending OCI balance related to cash flow hedges, net of tax	$—	$—	$—

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
For foreign currency forward contracts designated as cash flow hedges, the Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. During fiscal years ended October 31, 2006, 2005 and 2004, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
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
Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the reserves for sales returns, markdowns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the reserves for sales returns, markdowns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The following table summarizes the activity in reserve for sales returns, markdowns and other allowances for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance, beginning of year	$4,107,000	$1,268,000	$1,278,000

Provision for sales returns, markdowns and other allowances	7,142,000	6,511,000	2,855,000
Deductions	(7,167,000)	(3,672,000)	(2,865,000)

Balance, end of year	$4,082,000	$4,107,000	$1,268,000

Asset Purchase Agreements
In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million, resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
$0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At October 31, 2006, the Company had fully utilized all acquired APCs and does not intend to enter into any new contracts for APCs in exchange for prior season’s slower moving inventory at this time. Barter revenues for the years ended October 31, 2006, 2005 and 2004 were $0, $0 and $873,000, respectively. Barter expenses for the years ended October 31, 2006, 2005 and 2004 were $0, $631,000 and $533,000, respectively. At October 31, 2006 and 2005, unused APC balances of $0 and $181,000, respectively.
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
Royalty Expenses
Royalty expenses are recognized as incurred and are included in the selling, general and administrative expenses line item in the accompanying consolidated financial statements. For the years ended October 31, 2006, 2005 and 2004, royalty expenses were $6,204,000, $5,463,000 and $3,214,000, respectively.
Legal Fees
The Company expenses costs of settlement, damages and costs of defense when incurred. Costs that are probable and estimable are accrued. For the years ended October 31, 2006, 2005 and 2004, legal fees were $1,451,000, $725,000 and $545,000, respectively.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Fair Value of Financial Instruments
The fair value of the Company’s line of credit and long-term debt approximates the carrying value based on borrowing rates currently available to the Company for bank loans with similar terms and maturities. The carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts and forward exchange contracts) also approximate fair value due to the short-term nature of those instruments.
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

The purchase price for the Acquisition was $24.7 million consisting of $23 million in cash, a $1 million promissory note and $0.7 million in acquisition costs. The $1 million note payable is subordinate to the Business Loan Agreement with Union Bank of California, N.A. As defined in the Membership Interests Purchase Agreement the Company may pay an additional $6.5 million to certain selling members of Gekko if the subsidiary achieves certain specific EBIT and other operating targets over approximately the next four years or through Ashworth’s fiscal year 2008. As of October 31, 2006, the Gekko members have earned a total of $3.2 million. Over the remaining two years, fiscal 2007 and fiscal 2008, the Company may pay an additional $3.3 million. The Company will account for any such contingent payments as additional costs of the acquired entity at the time the contingency is resolved. In fiscal years ended 2006, 2005 and during the period from July 7, 2004 through October 31, 2004, Gekko achieved certain specified EBIT targets entitling the certain selling members to additional consideration in the amount of $1,385,000, $1,225,000 and $540,000, respectively. The resulting liability and adjustment to goodwill are reflected in the accompanying financial statements for the years ended October 31, 2006 and 2005.

In connection with the Acquisition, Ashworth entered into a secured 5-year bank facility comprised of a $20 million term loan and a $35 million line of credit replacing its prior $55 million facility. To finance the cash purchase price of the Acquisition, Ashworth utilized the term loan together with part of the new line of credit. On January 26, 2006, the Company entered into the Fourth Amendment to the loan agreement to amend several sections of the credit facility. Based on the revised loan agreement, the term loan commitment was adjusted to $6.8 million with funds borrowed on the line of credit.

The operating results of Gekko are included in the Company’s consolidated results from the date of acquisition.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The following table presents the allocation of the aggregate purchase price for Gekko at the date of acquisition, July 6, 2004:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Allocation At
July 7, 2004
Net working capital (net of cash received)	$3,107,000
Property, plant and equipment	1,490,000
Assumed debt	(2,646,000)
Goodwill	12,077,000
Other intangible assets (Note 3)	10,650,000

$24,678,000

The $12,077,000 allocated to goodwill reflects the benefit the Company expects to realize from expanding its distribution into non-golf channels and the value of the assembled workforce at Gekko. The $10,650,000 in other assets includes tradenames, customer relationships, customer sales backlog, and non-compete agreements.
Pro Forma Results of Operations
The results of Gekko’s operations have been included in the consolidated financial statements since July 7, 2004. Had the acquisition been completed as of the beginning of fiscal 2004, the Company would have reported actual and pro forma net revenues, net income and basic and diluted net income per share amounts for the years ended October 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004
	Actual	Actual	Pro Forma
Revenues	$209,600,000	$204,788,000	$194,214,000

Income from operations	4,338,000	1,472,000	14,861,000

Net income (loss)	951,000	(727,000)	6,772,000

Net income (loss) per share:
Basic	$0.07	$(0.05)	$.51
Diluted	0.07	(0.05)	.49
Actual diluted loss per share for the fiscal year ended October 31, 2005 was calculated using basic weighted-average shares as the effect of stock options would be anti-dilutive due to the Company’s loss position.
(3)	Goodwill and Other Intangible Assets.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
amortized but are subject to an annual impairment test. Changes in goodwill, tradenames and customer related intangibles during the year ended October 31, 2006, 2005 and 2004 were due to the acquisition of Gekko on July 6, 2004. Under terms of the Gekko Membership Interest Purchase Agreement, up to an additional $6,500,000 in additional consideration may be paid to certain selling members of Gekko if the subsidiary achieves certain defined earnings before interest and taxes (“EBIT”) and other operating targets through Ashworth’s fiscal year 2008. The Company accounts for such contingent payments as additional costs of the acquired entity at the time the contingency is resolved. For the years ended October 31, 2006, 2005 and for the period from July 7, 2004 through October 31, 2004, Gekko achieved the specified EBIT targets entitling certain selling members to additional consideration in the amount of $1,385,000, $1,225,000 and $540,000, respectively. The additional consideration is included in goodwill at October 31, 2006, 2005 and 2004, respectively. For the year ended October 31, 2005 and for the period from July 7, 2004 through October 31, 2004, the Company recorded approximately $20,000 and $23,000, respectively, to goodwill related to pre-acquisition contingencies that were resolved within one year from the date of acquisition. At October 31, 2006, 2005 and 2004, goodwill, all of which is in the Gekko segment, totaled $15,250,000, $13,865,000 and $12,640,000, respectively. The Company anticipates that the entire amount of goodwill will be deductible for income tax purposes.
The following sets forth the intangible assets, excluding goodwill, by major category:

	October 31, 2006			October 31, 2005
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(541,000)	989,000	1,530,000	(307,000)	1,223,000
Non-competes	1,372,000	(1,011,000)	361,000	1,372,000	(846,000)	526,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,502,000	(1,307,000)	195,000	1,386,000	(1,264,000)	122,000

Total intangible assets	$13,294,000	$(3,049,000)	$10,245,000	$13,178,000	$(2,607,000)	$10,571,000

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful life. At October 31, 2006, the estimated useful lives and weighted-average useful lives for finite-lived intangible assets were as follows:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

		Estimated
	Estimated	Weighted-
	Useful Life	Avg. Useful
	(Years)	Life (Years)
Finite life:
Customer lists	3-7	7
Non-competes	5	5
Customer sales backlog	1	1
Trademarks	5	5
During the years ended October 31, 2006, 2005 and 2004, aggregate amortization expense was approximately $442,000, $544,000 and $326,000, respectively. Amortization expense related to intangible assets at October 31, 2006 in each of the next five fiscal years is expected to be as follows:

2007	$444,000
2008	426,000
2009	284,000
2010	239,000
2011	152,000
Total	$1,545,000

(4)	Leases

During the year ended October 31, 2006, the Company entered into a capital lease agreement for the purchase of a software license. The lease began in April 2006 for a 36 month term, ending in March 2009 for $556,000. The lease agreement calls for 12 quarterly payments of $53,450 with an imputed interest rate of 9.08%. The software license asset is expected to be placed into service in May 2007. It will be depreciated over a three year life using the straight-line method. During the years ended October 31, 2005 and 2004, the Company did not acquire any equipment under capital leases.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
At October 31, 2006 and 2005, the accompanying consolidated balance sheets include the following licensing agreement and furniture and equipment under existing capital leases:

	2006	2005
Furniture and Equipment	$—	$554,000
Software License	556,000	—
Less accumulated amortization	—	(554,000)
Total furniture and equipment under capital lease, net	$556,000	$—

Amortization of assets held under capital leases is included in depreciation and amortization expense.
On April 30, 2006, the Company entered into a lease agreement with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) for an IBM server with all applicable software, accessories and upgrade package for $586,772. The terms of the lease agreement call for 42 monthly payments of $14,171, in advance. The last payment will be made on September 30, 2009. The Company has determined that the lease meets the criteria for treatment as an operating lease.
On August 30, 2004 the Company agreed to a schedule with KEF thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, previously entered into by Ashworth and KEF. Under the terms of the schedule, the Company leases equipment for its distribution center in Oceanside, California. The aggregate cost of the equipment is approximately $10.4 million. The initial term of the lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $129,000. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes); (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease. The Company has determined that the lease meets the criteria for treatment as an operating lease.
The Company and its subsidiaries also lease certain other production, warehouse and outlet store facilities, as well as certain production and office equipment, under operating leases. These leases expire in various fiscal years through August 2016. Rent expense recognized on a straight-line basis for the years ended October 31, 2006, 2005 and 2004 was $6,752,000, $6,158,000 and $3,654,000, respectively. Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of October 31, 2006 are:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Capital	Operating
Years Ending October 31,	Leases	Leases
2007	$214,000	$5,573,000
2008	214,000	5,618,000
2009	107,000	5,713,000
2010	—	5,544,000
2011	—	5,505,000
Thereafter	—	13,194,000

Total minimum lease payments	535,000	$41,147,000

Less amount representing interest at 8.26%	(62,000)

Present value of future minimum capital lease payments (Note 6)	$473,000

(5)	Line of Credit Agreement

On July 6, 2004, the Company entered into a new business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement is comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s EDC.

Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At October 31, 2006, the bank’s reference rate was 8.50%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarter basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and equipment rental expense associated with the Company’s distribution center in Oceanside, California as well as annual capital expenditures in any single fiscal year on a

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the distribution center. The loan agreement had an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
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
On January 26, 2006, the Company entered into the Fourth Amendment to the loan agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised loan agreement, the revolving credit facility was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised loan agreement, the term loan shall commence January 31, 2006 and have equal monthly installments of principal in the amount of $125,000, plus all accrued interest for each monthly installment period, with a balloon installment for the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving credit facility and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 and the cash flow statement for the year ended October 31, 2005 in the accompanying financial statements have been adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
The loan agreement was also modified, pursuant to the Fourth Amendment, to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the bank shall not be obligated to advance funds under the revolving credit facility at any time that Company’s aggregate obligations to the bank exceed the sum of (a) seventy five percent (75%) of the Company’s eligible accounts receivables, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the bank under the referenced facilities exceed the permitted sum, the Company shall immediately repay to the bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:
1)
Minimum tangible net worth equal to the sum of $75.0 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment including net proceeds from stock options exercised;

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
2)
A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1.00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1.00;

3)	Capital expenditures are not to exceed more than $7.0 million in any fiscal year;

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

5)	The requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million was eliminated.
The Company was not in compliance with the required quick asset ratio in the first quarter of fiscal year 2006. The Company obtained a written waiver of the quick assets to current liabilities covenant requirement from its lenders for the period ended January 31, 2006.
The Company is in compliance with all of the loan agreement financial covenants as of October 31, 2006.
The revolving credit facility under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $2.9 million at October 31, 2006 as compared to $4.3 million outstanding at October 31, 2005. The Company had $14.0 million outstanding against the revolving credit facility under this loan agreement at October 31, 2006, compared to $19.5 million outstanding at October 31, 2005 and $5.6 million outstanding on the term loan at October 31, 2006 compared to $7.5 million at October 31, 2005. At October 31, 2006, $20.6 million was available for borrowings against the revolving credit facility under the loan agreement, subject to the borrowing base limitations.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(6)	Long-term Debt

Amounts outstanding under long-term debt agreements at October 31, 2006 and 2005 consist of the following:

	2006	2005
Term loan payable to a bank, bearing interest at 5.4%, payable in monthly payments of $333,000 plus interest through December 31, 2005 and $125,000 plus interest thereafter and through maturity of July 6, 2009, collateralized by substantially all of the Company’s assets, excluding real estate. (Note 5)	$5,583,000	$7,500,000

Note payable to a bank, bearing interest at 5.0%, payable in monthly principal and interest payments of $63,000 through April 2014, with a balloon payment of approximately $9,700,000 payable at maturity of May 1, 2014; collateralized by land and building	11,228,000	11,404,000

Subordinated note payable to a third party, bearing simple interest at 3.5%, payable in annual principal payments of $250,000 plus interest on the outstanding principal balance due June 30, 2006, 2007 and 2008	500,000	750,000

Note payable to a finance company, bearing interest at 3.9%, payable in monthly payments of principal and interest $471 through maturity of July 26, 2007	4,000	10,000

Capital lease obligations (Note 4)	473,000	22,000

	17,788,000	19,686,000
Less current portion	(2,117,000)	(2,366,000)

Long-term debt	$15,671,000	$17,320,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Future maturities of long-term debt and capital lease obligations at October 31, 2006 are as follows:

Years Ending October 31,
2007	$2,117,000
2008	2,137,000
2009	2,892,000
2010	216,000
2011	227,000
Thereafter	10,199,000

Total	$17,788,000

(7)	Employees’ 401(k) Plan

The Company maintains a defined contribution retirement plan covering substantially all full-time employees. Company contributions, which are voluntary and at the discretion of the Company’s Board of Directors, are currently being made at 50% of the amount the employee contributes up to 3% of compensation. The Company’s expense for the years ended October 31, 2006, 2005 and 2004 was $314,000, $249,000 and $281,000, respectively.

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

As of October 31, 2006, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had outstanding options covering 866,000 shares of common stock with exercise prices ranging from $4.25 to $11.78 and expiration dates between May 2010 and September 2016. At October 31, 2006, a total of 526,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2006, the Company still had options covering 5,000 shares of common stock outstanding under the Terminated Plans with an exercise price of $4.16 and an expiration date of November 2007.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following is a summary of stock option activity under the 2000 Plan and the Terminated Plans for the fiscal years ended October 31, 2004, October 31, 2005 and October 31, 2006:

	Shares					Weighted Average
	underlying	Option exercise price per share				Remaining	Aggregate
	outstanding				Weighted-	Contractual Term	Intrinsic
	options	Range			average	(in Years)	Value
Balance at October 31, 2003	2,202,000	$4.00	—	$16.94	$7.16
Granted	229,000	7.98	—	8.96	8.18
Exercised	(439,000)	4.00	—	7.19	5.82		$1,050,000
Canceled or Expired	(340,000)	4.16	—	16.94	9.33

Balance at October 31, 2004	1,652,000	4.00	—	16.94	7.26
Granted	470,000	6.87	—	11.78	10.07
Exercised	(368,000)	4.03	—	10.19	5.42		1,531,000
Canceled or Expired	(403,000)	6.00	—	16.94	11.19

Balance at October 31, 2005	1,351,000	4.16	—	11.78	7.60
Granted	215,000	6.55	—	9.80	7.90
Exercised	(446,000)	4.16	—	8.12	5.68		1,387,000
Canceled or Expired	(249,000)	5.59	—	11.03	9.78

Balance at October 31, 2006	871,000	4.16	—	11.78	8.10	7.2	286,000

Exercisable October 31, 2006	756,000	4.16	—	11.78	8.12	6.9	270,639

Exercisable October 31, 2005	1,299,000	4.16	—	11.78	7.63	4.4	883,364

Exercisable October 31, 2004	1,431,000	4.06	—	16.94	7.19	2.7

The Company incurred stock-based employee compensation expense of $481,000, $0.0 and $0.0 in fiscal years 2006, 2005 and 2004, respectively.
The following is a summary of stock options outstanding at October 31, 2006:

			Options outstanding			Options exercisable
				Weighted-
				average	Weighted-		Weighted-
			Number	remaining	average	Number	average
Range of			outstanding	contractual	exercise	exercisable	exercise
exercise prices			(shares)	life	price	(shares)	price
$ 4.16	-	$6.64	180,000	5.7	$5.54	152,000	$5.36
$ 6.65	-	$9.14	456,000	7.2	$7.75	376,000	$7.63
$ 9.81	-	$11.78	235,000	8.2	$10.74	228,000	$10.78

			871,000	7.2	$8.10	756,000	$8.12

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
On October 26, 2005, the Company’s Board of Directors approved the accelerated vesting of all currently outstanding, “out-of-the-money,” unvested stock options (the “Options”) to purchase shares of common stock of the Company. These Options were previously awarded to directors, officers, and employees under the 2000 Plan. These Options have an exercise price greater than $6.97, the closing price on October 26, 2005, which is the effective date of the acceleration. Outstanding unvested options that are “in-the-money” were not subject to acceleration and will continue to vest in accordance with their normal schedule.
Options to purchase approximately 328,000 shares of Ashworth, Inc. common stock, which would otherwise have vested from time to time over the next three years, became immediately exercisable as a result of the Board of Directors’ actions. The purpose of the accelerated vesting is to reduce future stock option compensation expense that the Company would otherwise recognize in its results of operations with the adoption of SFAS No. 123R. The number of shares and exercise prices of the Options subject to the acceleration are unchanged. The remaining terms for each of the Options granted remain the same.
At October 31, 2006 and 2005, the number of shares of common stock underlying exercisable options was 756,000 and 1,299,000, respectively, and the weighted-average exercise price of those options was $8.12 and $7.60, respectively.
The following is a summary of unvested stock options:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, October 31, 2003	193,000	$2.47

Granted	229,000	2.74
Vested	(198,000)	2.63
Canceled or Expired	(3,000)	2.41

Unvested, October 31, 2004	221,000	2.62

Granted	470,000	3.62
Vested	(606,000)	3.44
Canceled or Expired	(33,000)	2.96

Unvested, October 31, 2005	52,000	2.54

Granted	215,000	2.95
Vested	(137,000)	2.71
Canceled or Expired	(14,000)	2.43

Unvested, October 31, 2006	116,000	2.78

The grant-date fair value of stock options issued to employees and directors granted during fiscal 2006, 2005 and 2004 was $634,000, $1,702,000 and $627,000, respectively. As of October 31, 2006, the total unrecognized compensation cost related to unvested shares was $148,000, which is expected to be recognized over a weighted-average period of 3 years, based on the vesting schedules.
Comprehensive Income
The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the components of other comprehensive income for the periods presented:

	Years ended October 31,
	2006	2005	2004
Net unrealized gains (losses) on cash flow hedges, net of tax effect of $0, $0 and ($72,000) for 2006, 2005 and 2004, respectively	$—	$—	$108,000

Foreign currency translation	1,619,000	(511,000)	1,408,000

Total other comprehensive income	$1,619,000	$(511,000)	$1,516,000

(9)	Commitments and Contingencies

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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The aggregate annual compensation expense recognized under these agreements using the straight-line method in fiscal 2006, 2005 and 2004 was $1,652,000, $1,837,000 and $1,888,000, respectively. Cash payments made to related parties under these agreements during the years ended October 31, 2006, 2005 and 2004 totaled $1,328,000, $1,602,000 and $1,581,000 respectively. Future minimum commitments under these agreements are as follows:

		Future Minimum
	Total	Payments to
	Future Minimum	Related
Year Ending October 31,	Payments	Parties
2007	$1,480,000	$1,400,000
2008	1,000,000	1,000,000
2009	1,000,000	1,000,000
2010	1,000,000	1,000,000
2011	1,000,000	1,000,000
Thereafter	—	—

	$5,480,000	$5,400,000

Executive Employment Agreements, Termination of Employment and Change in Control Arrangements
The Company previously entered into executive employment agreements with: Peter M. Weil, the Chief Executive Officer, Randall L. Herrel, Sr., former Chief Executive Officer and President; Winston E. Hickman, former Executive Vice President, Chief Financial Officer and Treasurer; Peter S. Case, former Executive Vice President, Chief Financial Officer and Treasurer; Peter E. Holmberg, the Executive Vice President of Green Grass Sales and Merchandising; Gary I. “Sims” Schneiderman, the President and Greg W. Slack, the Vice President of Finance, Corporate Controller and Principal Accounting Officer. Messrs. Hickman, Herrel and Case resigned from the Company effective November 17, 2006, October 17, 2006 and February 1, 2006, respectively.
Agreements With Current Executive Officers
In connection with Peter M. Weil’s appointment on October 25, 2006 as Chief Executive Officer of Ashworth, Inc., the Company entered into an employment agreement with Mr. Weil (the Weil “Employment Agreement”) on November 27, 2006. The Weil Employment Agreement provides for compensation consisting of, among other things: an annual base salary of $400,000; a performance bonus opportunity of 50% of annual base salary under certain circumstances; a grant of options to purchase 100,000 shares of the Company’s common stock, with 50% of the options vesting on each of the first two anniversaries of the grant date; eligibility to participate in the Company’s 401(k) plan; coverage under the Company’s medical, dental and life insurance benefits programs; a clothing allowance in accordance with Company policy; an automobile allowance of $1,250 per month; and, an allowance for reasonable residential expenses, in lieu of moving expenses, and until such time as the Compensation and Human Resources Committee or the Board takes further action, which will include

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
housing and all reasonable expenses (to be grossed up for taxes, if applicable). If Mr. Weil is terminated without Cause (as defined in the Employment Agreement), then Mr. Weil will receive (1) severance compensation in an amount equal to 12 months of his then current annual base salary and (2) accelerated vesting of all stock options granted under the Weil Employment Agreement. Mr. Weil’s option vesting will also be accelerated as a result of a change of control. In the event that Mr. Weil becomes disabled (as defined in the Weil Employment Agreement) during the term of this Agreement for a continuous period up to 90 days, or upon termination of his employment as a result of his death, the Company shall pay a pro rata share of the annual bonus in the year in which Mr. Weil was disabled or died.
Effective October 25, 2006, the Company and Mr. Holmberg entered into the Amended and Restated Employment Agreement (the Holmberg “Employment Agreement”). Under the Holmberg Employment Agreement, Mr. Holmberg shall receive an annual base salary of $225,000 and is eligible to earn an annual bonus up to a maximum of 40% of his annual base salary based and conditioned on the Company’s achievement of certain financial targets. Mr. Holmberg shall, among other things, also receive an automobile allowance of $1,000 per month. If Mr. Holmberg is terminated within two years of the effective date of the Holmberg Employment Agreement as a result of a Qualifying Termination (as defined in the Holmberg Employment Agreement) and if Mr. Holmberg delivers and does not revoke a fully executed release and waiver of all claims against the Company, then the Company shall pay Mr. Holmberg the equivalent of 12 months of his then-current annual base salary, which is in lieu of any other severance payment benefits that otherwise may at that time be available under the Company’s applicable policies; provided, however, that the Holmberg Employment Agreement is not intended to modify or supersede the change in control agreement between the Company and Mr. Holmberg.
On September 7, 2005, the Company entered into an employment agreement with Gary I. “Sims” Schneiderman. The agreement with Mr. Schneiderman provides for: a minimum base salary of $300,000; bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress up to a maximum of 82.5% of his base salary; three guaranteed minimum non-compete/retention payments of $85,000 on September 12, 2005, $85,000 on November 24, 2005 and $40,000 following the close of final accounting records for 2006; stock options to purchase 20,000 shares for each of fiscal years 2005, 2006 and 2007; an automobile allowance of $1,000 per month and a club membership. The agreement also provides that if a Qualifying Termination (as defined in the agreement) occurs, Mr. Schneiderman will be entitled to receive severance payments equal to 12 months of his then-current annual base salary, an additional cash payment of $50,000, payment of insurance premiums for a period of 12 months, and immediate vesting of all options.
The October 5, 2005 offer of employment agreement with Mr. Greg W. Slack provides for at-will employment with an initial annual salary of $125,000. The agreement also provides for initial options to purchase 5,000 shares of the Company’s common stock as well as the opportunity to earn a bonus of up to 20% of base salary based upon reaching certain performance-related goals. Effective February 10, 2006, the employment agreement was modified. Mr. Slack was promoted to Corporate Controller, his base annual salary was set at $140,000, and his bonus opportunity was increased to up to 25% of base salary. The February 2006 agreement also includes a retention bonus due and payable in two installment payments. The first installment payment made on September 11, 2006 was for $145,602. The second payment becomes due and payable on June 30, 2007 (and assuming Mr. Slack’s salary remains unchanged) is expected to be approximately $44,250. Mr. Slack’s current annual salary is $177,000.
Agreements With Former Executive Officers
In connection with certain Board and management changes on September 12, 2006, the Company and Randall L. Herrel, Sr., the Company’s Chief Executive Officer, entered into the Agreement as to

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. (the “Herrel Agreement”), which amended and confirmed certain understandings regarding the Second Amended and Restated Executive Employment Agreement dated February 28, 2006 between the Company and Mr. Herrel (the Herrel “Employment Agreement”). The Herrel Agreement provided for, among other matters, (1) Mr. Herrel’s confirmation that he will no longer be Chairman of the Board of Directors or President, and (2) continued service as Chief Executive Officer until such service is scheduled to terminate automatically on October 17, 2006, unless earlier terminated pursuant to the Herrel Agreement. Concurrent with the Herrel Agreement, Mr. Herrel submitted a letter of resignation (the “Resignation Letter”), which confirmed that Mr. Herrel’s resignation of all employment and Director positions effective October 17, 2006 was not a result of any material disagreement with the Company as to its operations, policies or practices.
The Herrel Agreement provided that if Mr. Herrel’s employment terminated on October 17, 2006 in accordance with the Resignation Letter or if he resigned earlier for Constructive Discharge (as defined in the Herrel Agreement), Mr. Herrel would receive (1) severance compensation in a cash amount equal to $629,349, (2) immediate vesting of all outstanding stock options upon termination, which will remain exercisable for two years after the date of termination, provided, however, that no option can be exercised beyond its original expiration date, (3) certain employee and other benefits for one year after the date of termination, including medical, dental, life and disability insurance, an automobile allowance of $1,250 per month, monthly dues for a country club membership, and a clothing allowance up to $100 per month, and (4) reimbursement for accrued but unpaid vacation and out-of-pocket business expenses reimbursable under the Herrel Employment Agreement.
Had Mr. Herrel been terminated without Cause (as defined in the Herrel Agreement) or by death or disability prior to October 17, 2006, then Mr. Herrel would have been entitled to receive (1) severance compensation in a cash amount equal to $608,973 plus $582 per each calendar day that Mr. Herrel was employed by the Company after September 12, 2006 (including weekends and holidays) until the date of his termination, (2) immediate vesting of all outstanding stock options upon termination, which will remain exercisable for two years after the date of termination, provided, however, that no option can be exercised beyond its original expiration date, (3) certain employee and other benefits for one year after the date of termination, including medical, dental, life and disability insurance, an automobile allowance of $1,250 per month, monthly dues for a country club membership, and a clothing allowance up to $100 per month, and (4) reimbursement for accrued but unpaid vacation and out-of-pocket business expenses reimbursable under the Herrel Employment Agreement.
Had Mr. Herrel been terminated prior to October 17, 2006 either for Cause by the Company or because Mr. Herrel resigned earlier for any reason other than Constructive Discharge (as defined in the Herrel Agreement), then the amount (if any) of severance compensation and benefits would have been determined in accordance with the relevant provisions of the Herrel Employment Agreement.
The Herrel Employment Agreement provided for a base salary of not less than $325,000 and bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress. No bonus or stock options were awarded to Mr. Herrel under the fiscal 2006 or fiscal 2005 bonus plans. For achieving certain objectives as set forth in the fiscal 2004 bonus plan, Mr. Herrel was awarded bonuses totaling $150,000 as well as options to purchase 45,000 shares. A $75,000 bonus, as well as an option to purchase 17,713 shares, was awarded to Mr. Herrel in December 2003 because the Company achieved the goals set forth in the fiscal 2003 bonus plan. The Herrel Employment Agreement also provided, among other benefits, for a monthly automobile allowance and for the Company to maintain a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The Herrel Employment Agreement also included severance payments, ranging from one

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
to two times his then annual base salary, upon termination of employment under specific circumstances, including death, termination without cause, or change of control. In addition, in case of death or termination without cause or in connection with a change of control, all of his unvested stock options would immediately vest.
On February 23, 2006, the Company entered into an employment agreement with Winston E. Hickman which terminated in connection with his resignation effective November 17, 2006. The agreement provided for: a base salary of $300,000; a target bonus of 50% of base salary, with the actual payment subject to the Board’s discretion; the grant of options to purchase 50,000 shares of the Company’s common stock, with half of the options vesting on each of the first two anniversaries of Mr. Hickman’s employment with the Company; and coverage under the Company’s benefits programs. No bonus was awarded to Mr. Hickman for fiscal 2006. The agreement also provided that if Mr. Hickman had been terminated without Cause or resigned under certain specified circumstances, Mr. Hickman would have been entitled to: a lump sum payment of either one-half or all of his then current annual salary, depending on the timing and circumstances of his termination or resignation; a pro rata bonus; and immediate vesting of a pro rata number of stock options.
In connection with Winston E. Hickman’s resignation effective November 17, 2006 as Executive Vice President and Chief Financial Officer of Ashworth, Inc. (the “Company”), the Company entered into a release agreement with Mr. Hickman (the “Release Agreement”) on November 16, 2006 whereby Mr. Hickman provided a standard release of any claims, complaints and lawsuits against the Company and other related entities and persons. The Release Agreement also provides that Mr. Hickman will receive continuing medical, dental and Exec-U-Care insurance coverage for a period of eighteen months from December 1, 2006 through May 31, 2008 in exchange for ten (10) full days of consulting services to be provided by Mr. Hickman on reasonable and mutually agreed upon dates between November 20, 2006 and May 30, 2008, to assist with a professional transition of Executive Vice President and Chief Financial Officer responsibilities and to advise on related matters.
On September 16, 2005, the Company entered into an employment agreement with Peter S. Case, which terminated in connection with his resignation effective on February 1, 2006. The agreement provided for a base salary of $225,000 and bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress up to a maximum of 50% of the base salary, and a monthly automobile allowance. Mr. Case was also awarded options to purchase 20,000 shares of the Company’s stock with vesting on the first anniversary of the date of grant. No bonus was awarded to Mr. Case under the fiscal 2005 bonus plan. The agreement also provided that if a Qualifying Termination (as defined in the agreement) had occurred within two years of the effective date of the agreement, Mr. Case would have been entitled to severance payments equal to his then-current annual base salary, immediate vesting of the options awarded under the agreement, and continued insurance benefits for up to one year.
Change in Control Agreements
Additionally, the Company has entered into change in control agreements with the following current or former executives: Randall L. Herrel, Sr., Winston E. Hickman, Peter S. Case, Peter E. Holmberg, Gary I. “Sims” Schneiderman and Greg W. Slack. The change in control agreements with Messrs Hickman, Herrel and Case terminated due to their resignations from the Company. Upon a qualifying termination in connection with a change in control, as defined in each agreement, the executive would be entitled to severance payments (generally equal to the executive’s highest base salary with the

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Company in the prior three years, except that Mr. Slack would receive an amount that is equal to nine months of his highest base salary for the prior three years, that Mr. Herrel, if his agreement were still in effect, would receive an amount equal to twice the sum of his highest base salary for the prior three years and his average bonus for the prior two years, and Mr. Hickman, if his agreement were still in effect, would receive an amount equal to one and a half times his highest base salary for the prior three years), grossed up for applicable excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. In addition, Mr. Herrel’s and Mr. Hickman’s change in control agreements, if they were still in effect, provide for the immediate vesting of all unexercised stock options and the continuation of insurance benefits for up to two years (except for Mr. Hickman who was only entitled to the continuation of insurance benefits for up to 18 months). Mr. Slack’s change in control agreement provides for continuation of insurance benefits for up to nine (9) months. Effective as of February 28, 2006, the employment and change in control agreements for each of the then-current executive officers were amended to comply with Section 409A of the Internal Revenue Code, as amended.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
(10)	Other Related-Party Transactions

The Company leases its Phenix City, Alabama distribution facility from STAG II Phenix City, LLC, who purchased the building in fiscal 2006 from 16 Downing, LLC, which was a related party owned by certain members of Gekko Brands, LLC’s management. Total payments under the operating lease for this facility made during the years ended October 31, 2006, 2005 and 2004 were $400,000, $400,000 and $133,000, respectively. The lease agreement requires monthly payments of $33,000 through June 6, 2012.

Seidensticker (Overseas) Limited (“Seidensticker”), a supplier of inventoried products to us, owned approximately 5% of our outstanding common stock at October 31, 2006. Additionally, the President and Chief Executive Officer of Seidensticker (Overseas) Limited was elected to the Company’s Board of Directors effective January 1, 2006. During the years ended October 31, 2006, 2005 and 2004, we purchased approximately $1,571,000, $5,800,000 and $4,000,000 of products from Seidensticker. We believe that the terms upon which we purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties.

On May 5, 2006, the Company entered into a settlement agreement (the “Agreement”) with Knightspoint Partners II, L.P. and certain other entities and individuals, including Mr. Peter M. Weil and Mr. David M. Meyer (collectively, the “Knightspoint Group”) under which, among other matters, the Company agreed to appoint Mr. Weil and Mr. Meyer to its Board of Directors (the “Board”) effective May 8, 2006. Pursuant to the Agreement, the Company reimbursed Knightspoint Group for its actual expenses incurred in connection with the proxy contest in the amount of approximately $165,000. Mr. Meyer is a managing member of Knightspoint Partners LLC, an affiliate of Knightspoint Partners II, L.P. Mr. Meyer currently serves as a Director on the Company’s Board.

On September 12, 2006, concurrent with his appointment to the Office of the Chairman, Mr. Weil, who is currently CEO and a Director of the Board, entered into an agreement with the Company to provide consulting services on corporate management and operations and decision-making within the Office of the Chairman (the “Weil Agreement”). Mr. Weil was paid approximately $48,000 for such services for the period of September 12, 2006 through October 29, 2006. Mr. Weil also received an option grant to purchase 25,000 shares with an exercise price of 100% of then-current fair market value, 12,900 of which vested and 12,100 were terminated as of October 30, 2006 pursuant to the terms of the Weil Agreement. The Weil Agreement was terminated upon Mr. Weil’s appointment as Chief Executive Officer effective October 30, 2006.

(11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes for the years ended October 31, 2006, 2005 and 2004 is as follows:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	2006	2005	2004
Current provision:
Federal	$(285,000)	$(262,000)	$2,850,000
State	(80,000)	365,000	1,217,000
Foreign	619,000	238,000	430,000

Total	254,000	341,000	4,497,000

Deferred provision (benefit):
Federal	(19,000)	(1,074,000)	793,000
State	55,000	(377,000)	50,000
Foreign	(23,000)	12,000	129,000

Total	13,000	(1,439,000)	972,000
Tax benefit related to option exercises	535,000	537,000)	—

Provision (benefit) for income taxes	$802,000	$(561,000)	$5,469,000

The Company’s income before provision for income taxes was allocated between domestic and foreign tax jurisdictions for the years ended October 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004
Domestic	$(145,000)	$(2,126,000)	$11,839,000
Foreign	1,898,000	838,000	1,833,000

Total	$1,753,000	$(1,288,000)	$13,672,000

U.S. income taxes were not provided for on a cumulative total of approximately $3.9 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The company currently intends to reinvest these earnings in operations outside the U.S.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The components of the Company’s deferred income tax assets and liabilities as of October 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$379,000	$432,000
Inventory reserves	1,177,000	1,215,000
Accrued compensation	303,000	191,000
Other nondeductible accruals	1,747,000	1,462,000
Other deductible capitalized cost	488,000	151,000
State tax	—	43,000

Total gross deferred tax assets	4,094,000	3,494,000

Deferred tax liabilities:
Deductible capitalized costs	$1,350,000	$577,000
State tax	30,000	—
Depreciation	1,562,000	1,448,000

Total gross deferred tax liabilities	$2,942,000	$2,025,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A portion of the deferred tax assets recognized relate to federal, state and foreign deferred tax assets. Because the Company operates in multiple state and foreign jurisdictions, it considered the need for a valuation allowance on a federal, state and foreign basis, taking into account the effects of local tax law. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance.
The Company has recorded a net deferred income tax asset of $1,152,000 and $1,469,000 as of October 31, 2006 and 2005, respectively.
Management believes that the Company will utilize the net deferred tax assets in the future because: (1) the Company has a history of federal and foreign pre-tax income and (2) management believes that the Company’s businesses will be profitable and will generate taxable income in the near term. However, there can be no assurance that the Company will generate taxable income or that all of deferred tax assets will be utilized. The realization of this net asset may be dependent on the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized. The amount of the net deferred income tax asset considered realizable, however, could be reduced in the near term if tax rates are lowered.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective rate is as follows:

	2006	2005	2004
Computed income tax at the expected statutory rate	$596,000	$(438,000)	$4,785,000
State income tax, net of federal tax benefits	(71,000)	(42,000)	824,000
Nondeductible expenses	180,000	114,000	51,000
Foreign tax jurisdiction rate differential	(76,000)	(20,000)	(92,000)
Credits generated and used	(345,000)	(382,000)	—
Other	163,000	27,000	(99,000)
Subpart F income	355,000	180,000	—

Provision (benefit) for income taxes	$802,000	$(561,000)	$5,469,000

The Company has available at October 31, 2006 unused foreign tax credits of $283,000, which may provide future tax benefits and expire 2016. The Company also has available at October 31, 2006 unused alternative minimum tax credits of $12,000, which may provide future tax benefits and do not expire.
(12)	Segment Information

The Company has the following four reportable segments: Domestic; Gekko Brands, LLC; Ashworth U.K., Ltd.; and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual or infrequent items, and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. Segment information is summarized as follows as of and for the years ended October 31, 2006, 2005 and 2004:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	2006	2005	2004
Net revenues:
Domestic	$129,360,000	$133,176,000	$130,825,000
Gekko Brands, LLC	41,768,000	37,511,000	13,571,000
Ashworth, U.K., Ltd.	27,987,000	23,416,000	19,117,000
Other International	10,485,000	10,685,000	9,589,000

Total	$209,600,000	$204,788,000	$173,102,000

Income (loss) from operations:
Domestic	$(5,427,000)	$(7,914,000)	$11,261,000
Gekko Brands, LLC	5,685,000	4,540,000	2,479,000
Ashworth, U.K., Ltd.	1,436,000	1,976,000	2,380,000
Other International	2,644,000	2,870,000	1,923,000

Total	$4,338,000	$1,472,000	$18,043,000

Capital expenditures:
Domestic	$5,676,000	$6,443,000	$21,265,000
Gekko Brands, LLC	571,000	963,000	167,000
Ashworth, U.K., Ltd.	217,000	170,000	574,000

Total	$6,464,000	$7,576,000	$22,006,000

Total assets:
Domestic	$92,337,000	$102,745,000	$105,454,000
Gekko Brands, LLC	42,597,000	38,217,000	32,151,000
Ashworth, U.K., Ltd.	22,517,000	18,999,000	18,430,000
Other International	6,592,000	4,753,000	3,451,000

Total	$164,043,000	$164,714,000	$159,486,000

Long-lived assets, at cost:
Domestic	$62,937,000	$58,206,000	$51,752,000
Gekko Brands, LLC	29,209,000	27,301,000	25,053,000
Ashworth, U.K., Ltd.	2,683,000	1,977,000	1,789,000

Total	$94,829,000	$87,484,000	$78,594,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$13,865,000	$12,640,000

Depreciation expense:
Domestic	$4,707,000	$3,869,000	$3,029,000
Gekko Brands, LLC	408,000	370,000	167,000
Ashworth, U.K., Ltd.	285,000	317,000	331,000

Total	$5,400,000	$4,556,000	$3,527,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(13)	Results By Quarter (Unaudited)

The unaudited results by quarter for the years ended October 31, 2006 and 2005 are shown below:

	First	Second	Third	Fourth
Year ended	Quarter	Quarter	Quarter	Quarter
October 31, 2006	(1) (3)	(1)	(1)	(1) (3)
Net revenues	$40,612,000	$66,020,000	$52,816,000	$50,152,000
Gross profit	17,976,000	29,883,000	21,626,000	16,328,000
Net income (loss)	(50,000)	4,675,000	681,000	(4,355,000)
Net income (loss) per basic share	—	0.32	0.05	(0.30)
Weighted-average basic shares outstanding	14,182,000	14,404,000	14,495,000	14,520,000
Net income (loss) per diluted share	—	0.32	0.05	(0.30)
Weighted-average diluted shares outstanding	14,182,000	14,560,000	14,624,000	14,520,000

			Third	Fourth
Year ended	First	Second	Quarter	Quarter
October 31, 2005	Quarter	Quarter	(2) (3)	(3)
Net revenues	$36,513,000	$64,668,000	$48,304,000	$55,304,000
Gross profit	14,635,000	28,083,000	15,005,000	19,190,000
Net income (loss)	83,000	4,811,000	(3,383,000)	(2,238,000)
Net income (loss) per basic share	0.01	0.35	(0.24)	(0.16)
Weighted-average basic shares outstanding	13,726,000	13,813,000	13,929,000	14,020,000
Net income (loss) per diluted share	0.01	0.34	(0.24)	(0.16)
Weighted-average diluted shares outstanding	14,110,000	14,271,000	13,929,000	14,020,000

(1)
On November 1, 2006, the Company adopted “SFAS 123R”. The unaudited results for the first, second, third and fourth quarters of fiscal 2006 include compensation expense of $109,000, $145,000, $102,000 and $123,000 related to the adoption of “SFAS 123R”.

(2)	The unaudited results for the third quarter of fiscal 2005 include inventory markdowns, net of tax effect, of $2,040,000 and inventory write-downs, net of tax effect, of $2,640,000.

(3)
The diluted EPS amounts for the first and fourth quarters of the year ended October 31, 2006 and third and fourth quarters of the year ended October 31, 2005 were calculated using the basic weighted—average shares as the effect of stock options would be anti-dilutive due to the Company’s loss position in those quarters.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Ashworth, Inc.:
Under date of January 12, 2007, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2006 and 2005. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams, LLP

Irvine, California
January 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Ashworth, Inc.:
Under date of January 27, 2005, we reported on the consolidated statements of operations, stockholders’ equity, and cash flows of Ashworth, Inc. (a Delaware corporation) (the Company) for the year ended October 31, 2004. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/KPMG LLP
San Diego, California
January 27, 2005

ASHWORTH, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowances for Doubtful
Accounts and Sales
Returns, Markdowns and
Description	Other Allowances
Balance, October 31, 2003	$2,004,000

Charged to Costs and Expenses (1)	3,832,000
Deductions	(3,398,000)

Balance, October 31, 2004	2,438,000

Charged to Costs and Expenses	7,061,000
Deductions	(4,149,000)

Balance, October 31, 2005	5,350,000

Charged to Costs and Expenses	7,664,000
Deductions	(7,826,000)

Balance, October 31, 2006	$5,188,000

(1)	Includes $639,000 added through acquisition during the year ended October 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)
Date: January 16, 2007	BY:	/s/ Peter M. Weil
Peter M. Weil
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter M. Weil	Chief Executive Officer and	January 16, 2007
Peter M. Weil	Director
(Principal Executive Officer)

/s/ Greg W. Slack	Vice President of Finance	January 16, 2007
Greg W. Slack	and Corporate Controller
(Principal Accounting Officer)

/s/Detlef H. Adler	Director	January 16, 2007
Detlef H. Adler

/s/ Stephen G. Carpenter	Director	January 16, 2007
Stephen G. Carpenter

/s/ John M. Hanson, Jr	Director	January 16, 2007
John M. Hanson, Jr

/s/ James B. Hayes.	Chairman	January 16, 2007
James B. Hayes

/s/ David M. Meyer	Director	January 16, 2007
David M. Meyer

/s/ James G. O’Connor	Director	January 16, 2007
James G. O’Connor

/s/ John W. Richardson	Director	January 16, 2007
John W. Richardson

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(aa)*	Offer of Employment Agreement effective October 10, 2005 by and between Ashworth, Inc. and Greg. W. Slack.

10(aa)(1)*	Change in Control Agreement effective as of February 9, 2006 by and between Ashworth, Inc. and Greg W. Slack.

10(aa)(2)*	Promotion and Retention Bonus Agreement effective February 10, 2006 by and between Ashworth, Inc. and Greg. W. Slack.

21	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm Consent.

23.2	Independent Registered Public Accounting Firm Consent.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

S-2