Form 10-K/A
period 2006-10-31
ASHWORTH INC
filed 2007-02-28
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates based upon the last reported sales price of its common stock on April 30, 2006 as reported on the NASDAQ Global Market was $94,095,942.
     There were 14,520,175 shares of common stock, $.001 par value, outstanding at the close of business on January 31, 2007.

EXPLANATORY NOTE
     On January 16, 2007, Ashworth, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended October 31, 2006 with the Securities and Exchange Commission. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Form 10-K/A filing. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors of the Company

	Director	Term to
	Since	Expire
Class I Directors

John M. Hanson, Jr., age 66	1994	2009

Mr. Hanson is a certified public accountant. He was a stockholder and officer of the accounting firm, John M. Hanson & Co., from 1968 until 1998, at which time he retired. He now practices as a tax specialist for a limited number of clients.

James B. Hayes, age 68	2004	2009

In July 2001, Mr. Hayes retired as President and Chief Executive Officer of Junior Achievement, Inc., a not-for-profit organization providing economic education for young people in the U.S. and throughout the world. Mr. Hayes served as Chairman of Junior Achievement’s national board of directors from 1991 to 1993 and as a board member from 1987 to 1995. Prior to 1995, Mr. Hayes had a 35-year career in magazine publishing. He was Publisher of FORTUNE Magazine from 1986 to 1994. Mr. Hayes also served as Publisher of DISCOVER Magazine from 1984 to 1986; Advertising Sales Director of MONEY Magazine from 1982 to 1984; and held a number of executive positions with SPORTS ILLUSTRATED from 1959 to 1982.

Class II Directors

Detlef H. Adler, age 48	2006	2007

Mr. Adler is the Chief Executive Officer (“CEO”) of Seidensticker, which is both a supplier of woven shirts to the Company and a significant shareholder of the Company (owning approximately 5% of the outstanding shares). Mr. Adler has been with Seidensticker since 1994 and served as the Chief Financial Officer from 1994 to 1996 when he was named the CEO. From 1989 to 1994, he served as the Director of Finance for Goldwell AG, then a subsidiary of Kao Corp. Japan, where he oversaw the finance-related function of all international subsidiaries.

Directors of the Company, continued:

	Director	Term to
	Since	Expire
Class II Directors, continued

Stephen G. Carpenter, age 67	1999	2007

Mr. Carpenter was a commercial banker for 36 years and has been retired since 1998. He was with California United Bank and served as Chairman and Chief Executive Officer from 1994 to 1998 and President and Chief Executive Officer from 1992 to 1994. Prior to 1992, Mr. Carpenter served as Vice Chairman of Security Pacific Bank for three years, as Executive Vice President with Wells Fargo Bank for seven years, and as Senior Vice President of First National Bank of Boston for 17 years. He also served as a director of the Los Angeles Board of the Federal Reserve Bank of San Francisco. Currently, he serves as the non-employee Chairman of California United Bank, a new commercial bank formed in 2004 and opened in June 2005.

Peter M. Weil, age 55	2006	2007

Mr. Weil previously served as a full-time consultant to the Company and member of the Company’s Office of the Chairman (an interim executive body utilized until a new Chief Executive Officer was identified) from September 12, 2006 until October 30, 2006 when he was appointed as Chief Executive Officer. Mr. Weil was appointed to the Company’s Board of Directors on May 8, 2006 and continues to serve as a member of the Board. Mr. Weil is currently an inactive Partner of Lighthouse Retail Group LLC, a consulting firm specializing in improving operating and positioning strategies for retailers. From 1996 to 2004, Mr. Weil served as Senior Vice President/Director of Management Horizons (formerly, PricewaterhouseCoopers – retail consulting group). His consulting clients have included Hewlett Packard, Disney, Brooks Brothers, Nordstrom, Family Dollar and Loblaws. Mr. Weil previously held Senior Vice President positions with Macy’s, Marshalls and J Baker/Morse Shoe in merchandising and supply chain management. Mr. Weil holds an M.B.A. from the Harvard Business School and a B.A. from the University of Michigan.

Class III Directors

David M. Meyer, age 38	2006	2008

Mr. Meyer is a Managing Member of Knightspoint Partners LLC, an investment firm he co-founded in 2003. Mr. Meyer was appointed to the Company’s Board of Directors on May 8, 2006. Since 2004, Mr. Meyer has served as Chairman of the Board of Directors of CPI Corp., a consumer services company that operates the Sears Portrait Studios, and served, from 2004 to 2005, as a member of the interim Office of the Chief Executive of CPI Corp. Mr. Meyer joined the Board of Directors of Sharper Image Corporation in 2006 and presently serves as Chairman of its Compensation Committee. From 1995 to 2002, Mr. Meyer served in various capacities at Credit Suisse First Boston, including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office. Mr. Meyer received a B.S. in Engineering/Operations Research from Princeton University in 1990 and an M.B.A. from Stanford University in 1995.

Directors of the Company, continued:

	Director	Term to
	Since	Expire
Class III Directors, continued

James G. O’Connor, age 64	2005	2008

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

John W. Richardson, age 61	2005	2008

Mr. Richardson is the Senior Vice President, Controller and Chief Accounting Officer of Qwest Communications International (“Qwest”), a global provider of a variety of telecommunications services. Mr. Richardson joined Qwest in April 2003. From October 2002 to April 2003, Mr. Richardson was an independent consultant. In October 2002 Mr. Richardson retired from Goodyear Tire & Rubber Company (“Goodyear”), a worldwide manufacturer of tires, engineered products and chemicals where he served as the Vice President of Finance for its North American Tire business unit from 1999 to 2002. Mr. Richardson held general management and financial positions within the Goodyear operations in Great Britain and Ohio from 1967 to 1999. Mr. Richardson holds a Certified Public Accountant license from the State of Ohio (inactive) and received a B.B.A. degree from Ohio University in 1967.

Executive Officers of the Company
     Set forth below are the names and business backgrounds of the executive officers of the Company, other than Peter M. Weil whose position and business background are described above.
Gary I. (‘Sims’) Schneiderman, age 45
President
     Mr. Schneiderman joined the Company in September 2001 and served as Vice President of Sales for Ashworth and Callaway Golf apparel Retail Sales until January 2004 when he was promoted to Senior Vice President of Sales and had the added responsibility for Callaway Golf apparel Green Grass Sales. In September 2005, Mr. Schneiderman was promoted to Executive Vice President of Sales, Marketing and Customer Service and in September 2006 he was promoted to President. Prior to joining the Company, Mr. Schneiderman was with Tommy Hilfiger USA where he served in a number of capacities including as National Sales Manager for men’s sportswear. Prior to 1990, he served as a Regional Sales Manager for Pincus Brothers Maxwell Tailored Clothing from 1985 to 1990.
Peter E. Holmberg, age 55
Executive Vice President – Green Grass Sales and Merchandising
     Mr. Holmberg joined the Company in July 1998 and served as the Director of Corporate Sales until December 1999. He served as Vice President of Corporate Sales from December 1999 to August 2001 when he was promoted to Senior Vice President of Sales and had the added responsibility of Ashworth Green Grass Sales. Mr. Holmberg then served as the Senior Vice President of Merchandising and Design from May 2005 until September 2005 when he was promoted to Executive Vice President of Merchandising, Design and Production. Since October 2006, Mr. Holmberg has been serving as the Company’s Executive Vice President of Green Grass Sales and Merchandising. Prior to joining the Company, Mr. Holmberg served as National Corporate Sales Manager for Cutter & Buck, Inc. from 1995 to 1998 and as Regional Manager and Buyer for Patrick James, Inc. from 1992 to 1995. Mr. Holmberg was the proprietor of The Country Gentleman, an upscale retail store in Bellevue, Washington, from 1975 to 1992.
Greg W. Slack, age 45
Vice President – Finance, Corporate Controller and Principal Accounting Officer
     Mr. Slack was appointed Principal Accounting Officer on October 25, 2006. Mr. Slack joined the Company as Director of Internal Audit in October 2005, was promoted to Corporate Controller in February 2006 and appointed Vice President of Finance in July 2006. From September 2004 until October 2005, Mr. Slack worked on the Company’s Sarbanes-Oxley project as an independent consultant. Mr. Slack was with JMC Management, Inc. from December 2001 through August 2004 where he served as the Chief Financial Officer from January 2003 to August 2004 and as the Controller from December 2001 to January 2003. Prior to that Mr. Slack held various accounting related positions at Bay Logics, Inc. and PricewaterhouseCoopers LLP. He holds a Certified Public Accountant license from the State of California and a B.S. degree in Accountancy from San Diego State University.
Former Officers as of December 31, 2006:
Randall L. Herrel, Sr., age 56
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
Winston E. Hickman, age 64
Executive Vice President, Chief Financial Officer and Treasurer
     Mr. Hickman joined the Company on February 23, 2006 as Executive Vice President, Chief Financial Officer and Treasurer and resigned from his position with the Company effective November 17, 2006. Mr. Hickman previously served as Executive Vice President and Chief Financial Officer of REMEC, Inc., a NASDAQ-listed designer and manufacturer of advanced wireless subsystems used in commercial and defense communications applications. Mr. Hickman joined REMEC in 2003 from privately-held Paradigm Wireless System, Inc. where, beginning in 2000, he was an investor, Chief Financial Officer and a member of the board of directors. Mr. Hickman has also served as a board member, Chief Financial Officer, and financial advisor to a number of public and private companies. Mr. Hickman served as Chief Financial Officer of Pacific Scientific Company, a NYSE-listed company with sales in excess of $300 million. Prior to Pacific Scientific, he held senior financial positions at Rockwell International, Allied-Signal, and Vans, Inc. He currently serves as a member of the board of directors of SRS Labs, Inc., a NASDAQ-listed company, where he is Chairman of the Audit Committee. Mr. Hickman holds an M.B.A. from the University of Southern California and a B.A. from California State University, Long Beach.

Communicating with the Board of Directors
     Stockholders may communicate with the Board of Directors, its Committees, Mr. James B. Hayes, its Chairman, or any other member of the Board of Directors by sending a letter care of our Corporate Secretary at 2765 Loker Avenue West, Carlsbad, CA 92010. The Board of Directors’ policy is to have all stockholder communications compiled by the Corporate Secretary and forwarded directly to the Board, the Committee or the director as indicated in the letter. All letters will be forwarded to the appropriate party. The Board of Directors reserves the right to revise this policy in the event that this process is abused, becomes unworkable or otherwise does not efficiently serve the purpose of the policy.
Meetings and Committees of the Board of Directors
     The Company has standing Audit, Compensation and Human Resources, and Corporate Governance and Nominating Committees. Other committees, including the Special Committee, are discussed below.
The Audit Committee
     The Audit Committee represents the Board of Directors in assessing the independence and objectivity of the Company’s independent registered public accounting firm, the integrity of management, the appropriateness of accounting policies and procedures and the adequacy of disclosures to stockholders. In this regard, the Audit Committee assists the Board of Directors by reviewing the financial information disclosure, the internal control over financial reporting established by management, and the internal and external audit process. It is the Audit Committee’s responsibility to select and retain the independent auditors to audit the financial statements of the Company and its divisions and subsidiaries. The Audit Committee currently consists of Messrs. Hanson (Chairman), Carpenter, O’Connor and Richardson. The Audit Committee has been established in accordance with the Nasdaq Stock Market, Inc. (“NASDAQ”) and Securities and Exchange Commission (the “SEC”) rules and regulations, and all the members of the Audit Committee are independent as independence for audit committee members is defined under applicable NASDAQ listing standards and SEC rules and regulations. The Audit Committee and the Board of Directors has determined that each of Mr. John M. Hanson, Jr., the Audit Committee Chairman, and Mr. John W. Richardson qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations. The Audit Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Committee. The Audit Committee Charter is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
The Compensation and Human Resources Committee
     The Compensation and Human Resources Committee assists the Board of Directors in discharging its responsibilities relating to the compensation for executive officers and outside directors and has the authority to administer the Company’s equity incentive plans. The Compensation and Human Resources Committee currently consists of Messrs. O’Connor (Chairman), Adler, Hayes, Meyer and Richardson, all of whom are independent directors as independence is defined under the NASDAQ listing standards. The Compensation and Human Resources Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Compensation and Human Resources Committee. The Compensation and Human Resources Committee Charter is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation and Human Resources Committee, Messrs. O’Connor, Adler, Hayes, Meyer and Richardson, are not current or former officers or employees of the Company. There are no Compensation and Human Resources Committee interlocks between the Company and other entities involving Ashworth’s executive officers and directors.
The Corporate Governance and Nominating Committee
     The Board of Directors established the Corporate Governance and Nominating Committee in January 2004. The purpose of the Corporate Governance and Nominating Committee is to assist the Board by identifying qualified individuals to become directors of the Company, to consider and recommend to the Board the director nominees for each annual meeting of stockholders and to fill vacancies on the Board, to consider and recommend to the Board the composition of the Board, its committees and the chairpersons thereof, to monitor and assess the effectiveness of the Board and its committees, and to perform a leadership role in shaping and implementing the Company’s corporate governance policies. The Company has adopted several corporate governance policies among which are policies specifying the minimum number of independent and total directors, limiting each director’s service to a maximum number of public company boards, limiting the length of service for non-employee directors and designating stock ownership levels for the Company’s directors and listed executive officers. The Corporate Governance and Nominating Committee currently consists of Messrs. Carpenter (Chairman), Adler, Hanson and Hayes, all of whom are independent directors as independence is defined under applicable NASDAQ listing standards. The Corporate Governance and Nominating Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee Charter is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
     The Corporate Governance and Nominating Committee considers stockholder nominations for candidates for membership on the Board when properly submitted in accordance with the Company’s bylaws. The Corporate Governance and Nominating Committee will review and evaluate such stockholder nominations in the same manner as it evaluates all other nominees.
     The Company’s bylaws provide that nominations for the election of directors may be made by any stockholder entitled to vote in the election of directors; provided, however, that a stockholder may nominate a person for election as a director at a meeting only if advance written notice of such stockholder’s intent to make such nomination has been given to the Company’s Secretary in accordance with the Company’s bylaws. Each notice must set forth: (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) the class and number of shares of the Company’s stock which are beneficially owned by the stockholder and a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting and nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated, or intended to be nominated, by the Board; and (v) the consent of each nominee to serve as a director of the Company if so elected.
     In addition to stockholder nominations as described above, the Corporate Governance and Nominating Committee may utilize a variety of methods for identifying potential nominees for directors, including considering potential candidates who come to their attention through current officers, directors, professional search firms or other persons. Stockholders may also recommend director nominees for consideration to the Corporate Governance and Nominating Committee by submitting the names and any relevant information to our Corporate Secretary at 2765 Loker Avenue West, Carlsbad, CA 92008. Once a potential nominee has been identified, the Corporate Governance and Nominating Committee evaluates whether the nominee has the appropriate skills and characteristics required to become a director in light of the then current make-up of the Board of Directors. This assessment includes an evaluation of the nominee’s judgment and skills, such as experience at a strategy/policy setting level, financial sophistication, leadership and objectivity, all in the context of the perceived needs of the Board of Directors at that point in time. The Board of Directors believes that, at a minimum, all members of the Board should have the highest professional and personal ethics and values. In addition, each member of the Board must be committed to increasing stockholder value and should have enough time to carry out his or her responsibilities as a member of the Board.
The Special Committee
     The purpose of the Special Committee is to review, analyze and consider strategic alternatives for the Company and to promptly report all conclusions and recommendations to the Company’s full Board for the Board’s information and consideration of any binding action. Except as expressly provided in its charter, the Special Committee acting alone shall not have any power to act on behalf of or otherwise bind the Company in any way. The Special Committee currently consists of Messrs. Carpenter, Hayes, Meyer and Weil. The Special Committee has the authority to advise on and recommend to the full Board regarding the need for retaining any outside counsel, experts, or other advisors it determines appropriate to assist it in the full performance of its functions. In September 2006, the Special Committee determined that future meetings would be held only if and when strategic alternatives opportunities were presented. The Special Committee Charter is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Info.”
The Executive Committee
     The purpose of the Executive Committee was to act on behalf of the Board of Directors of the Company between Board meetings, to provide additional support and resources to management of the Company in the nature of that provided by the Board, and to provide for closer, more regular communication between the Board and management of the Company between regular meetings of the Board. In June 2005, the Board elected to suspend the Executive Committee.
Board and Committee Meetings
     During fiscal year 2006, the Board of Directors met in person seven times, met telephonically 17 times and took action twice by written consent in lieu of a meeting. During fiscal year 2006: the Audit Committee met in person six times and met telephonically six times; the Compensation and Human Resources Committee met in person seven times and met telephonically twice; the Corporate Governance and Nominating Committee met in person five times and met telephonically five times; and the Special Committee met telephonically five times. During fiscal year 2006, each of the directors attended at least 75% of the aggregate number of the Board of Directors’ meetings and meetings of the Committees on which they served.
Policy Regarding Director Attendance at Annual Meetings of Stockholders
     The Company encourages director attendance at its annual meetings of stockholders and requests that directors make reasonable efforts to attend such meetings. The Company’s 2006 Annual Meeting of Stockholders was attended by all of the members of the then-current Board of Directors.
Compliance with Section 16(a) of the Exchange Act
     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the rules promulgated thereunder and the requirements of NASDAQ, executive officers and directors of the Company and persons who beneficially own more than 10% of the common stock of the Company are required to file with the SEC and NASDAQ and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the Company.

     Based solely on its review of the copies of such reports received by the Company during or with respect to the fiscal year ended October 31, 2006 and/or written representations from such reporting persons, the Company believes that its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to such individuals.
Code of Ethics
     The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company website at www.ashworthinc.com under the heading “Investor Info.” The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by posting such information on the Company’s website.
Compensation of Directors
     During fiscal 2006, directors who are not employees of the Company each received annual cash compensation of $30,000, plus $1,000 for in-person attendance and $500 for telephonic attendance at each Board meeting or Committee meeting that is not in conjunction with a Board meeting. In January 2007, non-employee directors also received an annual grant of an option to purchase 10,000 shares of the Company’s common stock, vesting quarterly over a 12-month period, at 2,500 shares for each quarter during which they serve or served as directors. In addition, each director who served as the Audit Committee chairman, the Compensation and Human Resources Committee chairman, the Corporate Governance and Nominating Committee chairman or the Lead Director received additional annual cash compensation of $10,000, $7,500, $5,000 and $5,000, respectively, plus an option to purchase 5,000 shares of the Company’s common stock, vesting quarterly over a 12-month period, at 1,250 shares for each quarter during which they serve or served as a committee chairman or Lead Director. All options have an exercise price equal to 100% of the common stock’s fair market value (“FMV”) on the date of grant. All directors receive reimbursement of expenses for attendance at each Board meeting and an annual $1,000 allowance for Company apparel.
     On September 12, 2006, Mr. Hayes was elected to serve as the Chairman of the Board and his compensation for all services as a Director was changed to include a cash retainer of $50,000 per quarter, payable in monthly installments, and an additional quarterly grant of a stock option for 5,000 shares of the Company’s common stock (i.e., in addition to the option grants to all non-employee directors and with the first quarterly grant made on September 12, 2006). The terms of such stock option grants include an exercise price of 100% of FMV on the date of grant, vesting on a daily basis, with week-ends and holidays included, over three months and an expiration date ten (10) years from the date of grant. Mr. Hayes was compensated as Lead Director during the period of November 1, 2005 to September 11, 2006 and as Chairman of the Board starting on September 12, 2006.
     On September 12, 2006, Mr. Weil entered into an agreement (the “Weil Agreement”) with the Company whereby Mr. Weil would provide expertise and counsel on corporate management and operations and decision-making within the Office of the Chairman on an at-will basis. All assignments under the Weil Agreement would have to be approved by mutual agreement of Mr. Weil and either the Chairman of the Board or the Board. In consideration of the essentially full-time commitments associated with the duties under the Weil Agreement, as well as his continuing duties as director, Mr. Weil was entitled to receive a cash retainer of $30,000 per month and a non-qualified stock option grant to purchase 25,000 shares with an exercise price equal to 100% of FMV of the stock on the grant date and vesting over a three-month period on a daily basis. If the Weil Agreement was not terminated earlier, an option grant to purchase 25,000 shares with comparable terms and conditions was to be made on each three-month anniversary of September 12, 2006. Vesting would cease upon termination of the Weil

Agreement, and the options were to be exercisable for a period of five years after the grant date. The options granted pursuant to the Weil Agreement were in addition to, and not in lieu of, options grants to Mr. Weil for his continuing service on the Board. Mr. Weil did not receive a separate cash retainer or per Board meeting fees for his continuing service as director of the Board during the term of the Weil Agreement. Mr. Weil was reimbursed for reasonable out-of-pocket expenses incurred in connection with the performance of his services under the Weil Agreement. Effective October 30, 2006, the Weil Agreement was terminated in connection with Mr. Weil’s appointment to the position of Chief Executive Officer. Mr. Weil thus ceased to be a non-employee director and therefore received no further compensation for his services as a director.
     No other arrangement exists pursuant to which any director of the Company was compensated during the Company’s last fiscal year for any service provided as a director.
Item 11. EXECUTIVE COMPENSATION.
     The following information sets forth the total compensation for the Company’s named executive officers for fiscal year 2006, as well as the total compensation paid to each such individual for the two previous fiscal years.
Summary Compensation Table

	Annual Compensation						Long-Term Compensation
									Payouts
							Securities		Long-Term
	Fiscal				Other Annual		Underlying		Incentive	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Options		Plan Payouts	Compensation
		($)	($)		($)		(#)		($)	($)
Peter M. Weil(1)	2006	3,077	—		—		129,808	(2)	—	—
Chief Executive Officer	2005	—	—		—		—		—	—
	2004	—	—		—		—		—	—

Gary I. Schneiderman	2006	288,180	125,000	(3)	—		20,000	(4)	—	—
President	2005	216,701	85,000	(5)	80,891	(6)	38,000	(7)	—	—
	2004	187,338	123,769	(8)	—		4,015	(9)	—	—

Peter E. Holmberg	2006	211,754	—		—		—		—	—
Executive Vice President –	2005	197,716	—		—		35,000	(10)	—	—
Green Grass Sales and	2004	191,812	20,000		—		6,755	(9)	—	—
Merchandising

Gregory W. Slack(11)	2006	147,072	154,453	(12)	—		—		—	—
Vice President – Finance,	2005	7,692	—		—		5,000	(4)	—	—
Corporate Controller and	2004	—	—		—		—		—	—
Principal Accounting Officer

Former Officers: Randall L. Herrel, Sr. (13)	2006	429,810	—		653,889	(14)	—		—	7,280	(15)
Former Chief Executive	2005	422,074	—		—		45,000	(16)	—	4,209	(15)
Officer and President	2004	387,231	150,000		—		17,713	(9)	—	4,209	(15)

Winston E. Hickman(17)	2006	206,538	—		—		—		—	—
Former Executive Vice	2005	—	—		—		—		—	—
President, Chief Financial	2004	—	—		—		—		—	—
Officer and Treasurer										—
Peter S. Case (18)	2006	73,391	—		—		—		—	—
Former Executive Vice	2005	188,558	—		—		25,000	(19)	—	—
President, Chief Financial	2004	156,365	30,000		—		3,543	(9)	—	—
Officer and Treasurer

(1)	Mr. Weil was appointed the Company’s Chief Executive Officer effective October 30, 2006. Under Mr. Weil’s employment agreement, Mr. Weil’s annual base salary is $400,000.

(2)	Mr. Weil was granted an option for 4,808 shares on June 1, 2006 for service as a member of the Board of Directors. Mr. Weil was granted an option for 25,000 shares on September 12, 2006 upon entry into a consulting services agreement with the Company. Options for 12,100 shares of the 25,000 granted were terminated upon Mr. Weil’s appointment as Chief Executive Officer effective October 30, 2006, On November 1, 2006, Mr. Weil was granted an option for 100,000 shares as part of his compensation as the Company’s Chief Executive Officer.

(3)	Mr. Schneiderman was paid a retention bonus of $85,000 in February 2006 and a retention bonus of $40,000 in January 2007 pursuant to an employment agreement.

(4)	Option grant made on offer of employment, promotion or pursuant to an employment agreement.

(5)	Mr. Schneiderman was paid a retention bonus of $85,000 in September 2005 pursuant to an employment agreement.

(6)	Includes a payment of $45,000 for the purchase of a golf club membership plus $25,039 for the gross-up of applicable income taxes. Upon termination of his employment, Mr. Schneiderman is required to reimburse the golf club membership cost (current market value at the time of sale minus the club transfer fee) to the Company.

(7)	Includes 20,000 options granted pursuant to an employment agreement and 18,000 options granted on December 21, 2004 based on performance for fiscal year 2004.

(8)	Mr. Schneiderman’s bonus in fiscal 2004 consists of $78,769 earned for calendar year 2003 and $45,000 earned for fiscal year 2004.

(9)	Option grant made in fiscal year 2004 based upon performance for fiscal year 2003.

(10)	Includes 20,000 options granted pursuant to an employment agreement and 15,000 options granted on December 21, 2004 based on performance for fiscal year 2004.

(11)	Mr. Slack joined the Company on October 10, 2005 and served as Director of Internal Audit until February 8, 2006 when he was promoted to Corporate Controller. Mr. Slack was promoted to Vice President of Finance on July 17, 2006 and appointed the Principal Accounting Officer on October 25, 2006.

(12)	Mr. Slack was paid a retention bonus of $145,603 in September 2006 pursuant to an employment agreement and a bonus of $8,850 based upon performance for fiscal year 2006.

(13)	Mr. Herrel resigned effective October 17, 2006.

(14)	Mr. Herrel’s severance payment of $653,889 pursuant to an agreement related to Mr. Herrel’s employment agreement was deposited in a rabbi trust account on October 17, 2006 and is due to be paid to Mr. Herrel on May 1, 2007.

(15)	Includes a $1,138 premium payment made for life insurance and a $3,071 premium payment made for disability insurance for fiscal years 2005 and 2004. Fiscal year 2006 amount includes a $1,138 premium payment made for life insurance and a $6,142 premium payment made for disability insurance.

(16)	Option grant made on December 21, 2004 based on performance for fiscal year 2004.

(17)	Mr. Hickman joined the Company on February 23, 2006 and served Executive Vice President, Chief Financial Officer and Treasurer until he resigned effective November 17, 2006.

(18)	Mr. Case joined the Company in June 2000 and was promoted to Executive Vice President, Chief Financial Officer and Treasurer in September 2005. Mr. Case resigned effective February 1, 2006.

(19)	Includes 20,000 options granted pursuant to an employment agreement and 5,000 options granted on December 21, 2004 based on performance for fiscal year 2004.
Fiscal Year 2006 Stock Option Grants
     The following table provides information regarding stock options granted under the Company’s equity incentive plans during fiscal year 2006 to the named executive officers in the Summary Compensation Table.

					Potential Realizable
					Value at Assumed
					Annual Rate of Stock
					Price Appreciation
Individual Grants					For Option Term
	Number of	% of Total
	Securities	Options
	Underlying	Granted to
	Options	Employees in	Exercise or	Expiration
Name	Granted	Fiscal Year	Base Price	Date	5%	10%
	(#)	(%)	($/sh)		($)	($)
Peter M. Weil	4,808 (1)	4.19	9.21	6/1/16	27,849	70,574
Peter M. Weil	25,000 (2)	21.78	6.55	9/12/11	45,241	99,971
Gary I. Schneiderman	20,000 (3)	17.42	6.55	9/12/16	121,691	308,389
Winston E. Hickman	23,555 (4)	20.52	8.49	2/23/16	125,773	318,733
Winston E. Hickman	26,444 (4)	23.03	8.49	2/23/16	141,193	357,810

(1)	These options were granted on June 1, 2006 for service as a member of the Board of Directors.

(2)	These options were granted on September 12, 2006 upon entry into a consulting services agreement. Options for 12,100 shares of the 25,000 granted were terminated upon Mr. Weil’s appointment as Chief Executive Officer effective October 30, 2006. On November 1, 2006 Mr. Weil was granted an option for 100,000 shares as part of his compensation as the Company’s Chief Executive Officer.

(3)	These options were granted per an employment contract.

(4)	These options were terminated upon Mr. Hickman’s resignation effective November 17, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised	Value of Unexercised
			Options at Fiscal Year-	In-The-Money Options
	Shares Acquired		End	at Fiscal Year-End
Name	on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
	(#)	($)	(#)	($)
Peter M. Weil	0	0	15,208/100,000	84,495/0
Gary I. Schneiderman	0	0	47,015/20,000	30,250/131,000
Peter E. Holmberg	0	0	55,755/0	228,510/0
Greg W. Slack	0	0	5,000/0	0/0
Randall L. Herrel, Sr.(1)	99,000	225,910	147,213/0	580,938/0
Winston E. Hickman (2)	0	0	0/0	0/0
Peter S. Case (3)	0	0	0/0	0/0

(1)	Mr. Herrel resigned effective October 17, 2006.

(2)	Mr. Hickman resigned effective November 17, 2006.

(3)	Mr. Case resigned effective February 1, 2006.
Executive Employment Agreements, Termination of Employment and Change-in-Control Arrangements
     The Company previously entered into executive employment agreements with: Peter M. Weil, the Chief Executive Officer, Randall L. Herrel, Sr., former Chief Executive Officer and President; Winston E. Hickman, former Executive Vice President, Chief Financial Officer and Treasurer; Peter S. Case, former Executive Vice President, Chief Financial Officer and Treasurer; Peter E. Holmberg, the Executive Vice President of Green Grass Sales and Merchandising; Gary I. “Sims” Schneiderman, the President and Greg W. Slack, the Vice President of Finance, Corporate Controller and Principal Accounting Officer. Messrs. Hickman, Herrel and Case resigned from the Company effective November 17, 2006, October 17, 2006 and February 1, 2006, respectively.
Agreements With Current Executive Officers
     In connection with Peter M. Weil’s appointment on October 25, 2006 as Chief Executive Officer of Ashworth, Inc., the Company entered into an employment agreement with Mr. Weil (the Weil “Employment Agreement”) on November 27, 2006. The Weil Employment Agreement provides for compensation consisting of, among other things: an annual base salary of $400,000; a performance bonus opportunity of 50% of annual base salary under certain circumstances; a grant of options to purchase 100,000 shares of the Company’s common stock, with 50% of the options vesting on each of the first two anniversaries of the grant date; eligibility to participate in the Company’s 401(k) plan; coverage under the Company’s medical, dental and life insurance benefits programs; a clothing allowance in accordance with Company policy; an automobile allowance of $1,250 per month; and an allowance for reasonable residential expenses, in lieu of moving expenses, and until such time as the Compensation and Human Resources Committee or the Board takes further action, which will include housing and all reasonable expenses (to be grossed up for taxes, if applicable). If Mr. Weil is terminated without Cause (as defined in the Employment Agreement), then Mr. Weil will receive (1) severance compensation in an amount equal to 12 months of his then current annual base salary and (2) accelerated vesting of all stock options granted under the Weil Employment Agreement. Mr. Weil’s option vesting will also be accelerated as a result of a termination resulting from a change of control. In the event that Mr. Weil becomes disabled

(as defined in the Weil Employment Agreement) during the term of this Agreement for a continuous period up to 90 days, or upon termination of his employment as a result of his death, the Company shall pay a pro rata share of the annual bonus in the year in which Mr. Weil was disabled or died.
     Effective October 25, 2006, the Company and Peter E. Holmberg entered into the Amended and Restated Employment Agreement (the “Holmberg Employment Agreement”). Under the Holmberg Employment Agreement, Mr. Holmberg shall receive an annual base salary of $225,000 and is eligible to earn an annual bonus up to a maximum of 40% of his annual base salary based and conditioned on the Company’s achievement of certain financial targets. Mr. Holmberg shall, among other things, also receive an automobile allowance of $1,000 per month. If Mr. Holmberg is terminated within two years of the effective date of the Holmberg Employment Agreement as a result of a Qualifying Termination (as defined in the Holmberg Employment Agreement) and if Mr. Holmberg delivers and does not revoke a fully executed release and waiver of all claims against the Company, then the Company shall pay Mr. Holmberg the equivalent of 12 months of his then-current annual base salary and continued insurance benefits for up to one year, which is in lieu of any other severance payment benefits that otherwise may at that time be available under the Company’s applicable policies; provided, however, that the Holmberg Employment Agreement is not intended to modify or supersede the change in control agreement between the Company and Mr. Holmberg.
     On February 28, 2006, the Company entered into an Amended and Restated Employment Agreement with Gary I. “Sims” Schneiderman. The agreement with Mr. Schneiderman provides for: a minimum base salary of $300,000; bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress up to a maximum of 82.5% of his base salary; three guaranteed minimum non-compete/retention payments of $85,000 on September 12, 2005, $85,000 on November 24, 2005 and $40,000 following the close of final accounting records for 2006; stock options to purchase 20,000 shares for each of fiscal years 2005, 2006 and 2007; an automobile allowance of $1,000 per month and a club membership. The agreement also provides that if a Qualifying Termination (as defined in the agreement) occurs, Mr. Schneiderman will be entitled to receive severance payments equal to 12 months of his then-current annual base salary, an additional cash payment of $50,000, payment of insurance premiums for a period of 12 months, and immediate vesting of all options.
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
Agreements With Former Executive Officers
     In connection with certain Board and management changes on September 12, 2006, the Company and Randall L. Herrel, Sr., the Company’s Chief Executive Officer, entered into the Agreement as to Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. (the “Herrel Agreement”), which amended and confirmed certain understandings regarding the Second Amended and Restated Executive Employment Agreement dated February 28, 2006 between the Company and Mr. Herrel (the “Herrel Employment Agreement”). The Herrel Agreement provided for, among other matters, (1) Mr. Herrel’s confirmation that he will no longer be Chairman of the Board of Directors or President, and (2) Mr. Herrel’s continued service as Chief Executive Officer until such service was scheduled to terminate automatically on October 17, 2006, unless earlier terminated pursuant to the Herrel Agreement. Concurrent with the Herrel Agreement, Mr. Herrel submitted a letter of resignation (the “Resignation Letter”), which confirmed that Mr. Herrel’s resignation of all employment and director positions effective October 17, 2006, was not a result of any material disagreement with the Company as to its operations, policies or practices.
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
     The Herrel Employment Agreement provided for a base salary of not less than $325,000 and bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress. No bonus or stock options were awarded to Mr. Herrel under the fiscal 2006 or fiscal 2005 bonus plans. For achieving certain objectives as set forth in the fiscal 2004 bonus plan, Mr. Herrel was awarded bonuses totaling $150,000 as well as options to purchase 45,000 shares. A $75,000 bonus, as well as an option to purchase 17,713 shares, was awarded to Mr. Herrel in December 2003 because the Company achieved the goals set forth in the fiscal 2003 bonus plan. The Herrel Employment Agreement also provided, among other benefits, for a monthly automobile allowance and for the Company to maintain a life insurance policy for $1,000,000, the beneficiary of which may be named by Mr. Herrel. The Herrel Employment Agreement also included severance payments, ranging from one to two times his then annual base salary, upon termination of employment under specific circumstances, including death, termination without cause, or change of control. In addition, in case of death or termination without cause or in connection with a change of control, all of his unvested stock options would immediately vest.
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
     In connection with Mr. Hickman’s resignation effective November 17, 2006 as Executive Vice President, Chief Financial Officer and Treasurer of Ashworth, Inc.,, the Company entered into a release agreement with Mr. Hickman (the “Release Agreement”) on November 16, 2006 whereby Mr. Hickman provided a standard release of any claims, complaints and lawsuits against the Company and other related entities and persons. The Release Agreement also provides that Mr. Hickman will receive continuing medical, dental and Exec-U-Care insurance coverage for a period of 18 months from December 1, 2006 through May 31, 2008 in exchange for ten (10) full days of consulting services to be provided by Mr. Hickman on reasonable and mutually agreed upon dates between November 20, 2006 and May 30, 2008, to assist with a professional transition of Executive Vice President and Chief Financial Officer responsibilities and to advise on related matters.
     On September 16, 2005, the Company entered into an employment agreement with Peter S. Case, which terminated in connection with his resignation effective on February 1, 2006. The agreement provided for a base salary of $225,000 and bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress up to a maximum of 50% of the base salary, and a monthly automobile allowance. Mr. Case was also awarded options to purchase 20,000 shares of the Company’s stock with vesting on the first anniversary of the date of grant. No bonus was awarded to Mr. Case under the fiscal 2005 bonus plan. The agreement also provided that if a Qualifying Termination (as defined in the agreement) had occurred within two years of the effective date of the agreement, Mr. Case would have been entitled to severance payments equal to his then-current annual base salary, immediate vesting of the options awarded under the agreement, and continued insurance benefits for up to one year. Mr. Case submitted a letter of resignation, which confirmed that Mr. Case’s resignation of all employment positions effective February 1, 2006 was not a result of any material disagreement with the Company as to its operations, policies or practices.
Change in Control Agreements
     Additionally, the Company has entered into change in control agreements with the following current or former executives: Randall L. Herrel, Sr., Winston E. Hickman, Peter S. Case, Peter E. Holmberg, Gary I. “Sims” Schneiderman and Greg W. Slack. The change in control agreements with Messrs Hickman, Herrel and Case terminated due to their resignations from the Company. Upon a qualifying termination in connection with a change in control, as defined in each agreement, the executive would be entitled to severance payments (generally equal to the executive’s highest base salary with the Company in the prior three years, except that Mr. Slack would receive an amount that is equal to nine months of his highest base salary for the prior three years, that Mr. Herrel, if his agreement were still in effect, would receive an amount equal to twice the sum of his highest base salary for the prior three years and his average bonus for the prior two years, and Mr. Hickman, if his agreement were still in effect, would receive an amount equal to one and a half times his highest base salary for the prior three years), grossed up for applicable excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. In addition, Mr. Herrel’s and Mr. Hickman’s change in control agreements, if they were still in effect, provide for the immediate vesting of all unexercised stock options and the continuation of insurance benefits for up to two years or 18 months, respectively. Mr. Slack’s change in control agreement provides for continuation of insurance benefits for up to nine (9) months. Effective as of February 28, 2006, the employment and change in control agreements for each of the then-current executive officers were amended to comply with Section 409A of the Internal Revenue Code, as amended.
Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder returns on the Company’s common stock over a five-year period with the cumulative total return of the Nasdaq Stock Market (U.S. Companies) and the stocks of companies in the same Standard Industrial Classification as the Company (SIC 2300-2399). The graph assumes that $100.00 was invested on October 31, 2001 in the Company’s common stock and each index and that all dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast nor are they necessarily indicative of possible future performance of the Company’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ashworth, Inc., The NASDAQ Composite Index
And SIC Code 2300-2399

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATER.
     The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of January 31, 2007 (unless otherwise noted) by: (i) each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, (iii) the Company’s named executive officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, each person listed below has sole voting power and sole investment power with respect to shares shown as owned by him, her or it. Information as to beneficial ownership is based upon statements furnished to the Company or filed with the Securities and Exchange Commission by such persons.

					Percent
	Shares		Options (2)	Total	Owned (3)
Name and Address (1)	(#)		(#)	(#)	(%)

Detlef H. Adler	—		10,833	10,833	*
Stephen G. Carpenter	17,500	(4)	78,750	96,250	*
Peter S. Case(5)	9,868		—	9,868	*
John M. Hanson, Jr.	87,200	(6)	73,750	160,950	1.1
James B. Hayes	10,500		53,333	63,833	*
Randall L. Herrel, Sr.(7)	105,500		147,213	252,713	1.7
Winston E. Hickman(8)	—		—	—	—
Peter E. Holmberg	15,000		55,755	70,755	*
David M. Meyer	34,200		7,308	41,508 (9)	*
James G. O’Connor	15,500	(10)	34,583	50,063	*
John M. Richardson	—		11,375	11,375	*
Gary I. Schneiderman	1,000		47,015	48,015	*
Greg W. Slack(11)	—		5,000	5,000	*
Peter M. Weil(12)	6,500		15,208	21,708	*
All executive officers and directors as a group (14 persons)	302,768		540,123	842,891	5.6

Knightspoint Partners II, L.P. 787 Seventh Avenue, 9th Floor, New York, NY 10019	1,932,902	(13)	7,308	1,940,210	13.3

Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,222,332	(14)	—	1,222,332	8.4

Heartland Advisors, Inc. 789 North Water Street Milwaukee, WI 53202	1,044,737	(15)	—	1,044,737	7.2

Discovery Group I, LLC 233 South Wacker Drive Suite 3620 Chicago, IL 60606	1,002,700	(16)	—	1,002,700	6.9

Disciplined Growth Investors, Inc. 100 South Fifth St. Suite 2100 Minneapolis, MN 55402	956,950	(17)	—	956,950	6.6

					Percent
	Shares		Options (2)	Total	Owned (3)
Name and Address (1)	(#)		(#)	(#)	(%)

Diker Management LLC 745 Fifth Avenue Suite 1409 New York, NY 10151	725,757	(18)	—	725,757	5.0

Seidensticker (Overseas) Limited Room 728, Ocean Center 5 Canton Road Tsimshatsui Kowloon, Hong Kong	713,980	(19)	—	713,980	4.9

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each stockholder is the same as the address of the Company.

(2)	Represents shares of common stock that may be acquired pursuant to currently exercisable stock options or stock options exercisable within 60 days of January 31, 2007.

(3)	Applicable percentage of ownership is based upon 14,520,175 shares of common stock outstanding as of January 31, 2007, together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after January 31, 2007 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)	The shares are owned by the Stephen G./Jannell S. Carpenter Trust. Stephen G. Carpenter and Jannell S. Carpenter have shared voting and investment powers.

(5)	Mr. Case was appointed as Executive Vice President, Chief Financial Officer and Treasurer effective September 16, 2005. The shares are owned by the Peter S. Case Revocable Trust. Mr. Case has sole voting and investment powers. Mr. Case resigned effective February 1, 2006 and, therefore, the information presented herein is as of February 1, 2006.

(6)	69,700 of these shares are owned by 7296 LTD, a family partnership. Mr. John M. Hanson, Jr. is the General Partner of 7296 LTD and has sole voting and investment powers. Mr. Hanson has direct ownership of the remaining 19,700 shares with sole voting and investment powers.

(7)	Mr. Herrel resigned effective October 17, 2006.

(8)	Mr. Hickman was appointed Executive Vice President, Chief Financial Officer and Treasurer effective February 23, 2006. Mr. Hickman resigned effective November 17, 2006.

(9)	Includes 200 shares of common stock beneficially owned by Knightspoint Partners II, L.P. The General Partner of Knightspoint Partners II, L.P. is Knightspoint Capital Management II LLC. The sole Member of Knightspoint Capital Management II LLC is Knightspoint Partners LLC. Mr. Meyer is a managing member of Knightspoint Partners LLC, and thus is deemed to beneficially own shares owned by Knightspoint Partners II, L.P. The 41,508 shares beneficially owned by Mr. Meyer are also included in the 1,940,210 shares beneficially owned by the Knightspoint Group. (See footnote 13 below.)

(10)	The shares are owned by the James G. O’Connor Revocable Trust. Mr. O’Connor has sole voting and investment powers.

(11)	Mr. Slack was appointed the Principal Accounting Officer on October 20, 2006.

(12)	Mr. Weil was appointed the Chief Executive Officer effective October 30, 2006 and continues to serve as a director on the Company’s Board of Directors. Mr. Weil was appointed to the Board of Directors on May 8, 2006.

(13)	This information is based upon a Schedule 13D/A filed with the Securities and Exchange Commission on January 19, 2007. This Schedule 13D/A was filed jointly by Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners, LLC, Michael Koeneke, David Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC and Brian Black (collectively, the “Knightspoint Group”). In addition, although they do not affirm their membership in the group that is composed of, and affirmed by, the Knightspoint Group, each of Michael Glazer, H. Michael Hecht and Andrea Weiss (collectively, the “Other Reporting Persons” and, together with the Knightspoint Group, the “Reporting Persons”) filed the Schedule 13D/A. Each Other Reporting Person disclaims beneficial ownership of Common Stock held by the Knightspoint Group and, similarly, the Knightspoint Group disclaims beneficial ownership of Common Stock held by the Other Reporting Persons. As of January 19, 2007, the Reporting Persons own an aggregate of 1,940,210 shares of which the Knightspoint Group owns an aggregate of 1,940,210 shares and the Other Reporting Persons do not own any shares.

(14)	This information is based upon a Schedule 13G/A filed by Dimensional Fund Advisors LP with the Securities and Exchange Commission on February 1, 2007. As of December 31, 2006, Dimensional Fund Advisors LP has sole voting and investment power of the 1,222,332 shares that it beneficially owns, and, as a company registered under the Investment Advisors Act of 1940, disclaims beneficial ownership of these shares.

(15)	This information is based upon a Schedule 13G/A filed by Heartland Advisors, Inc. and William J. Nasgovitz with the Securities and Exchange Commission on February 13, 2007. Mr. Nasgovitz is the President and principal shareholder of Heartland Advisors, Inc. Heartland Advisors, Inc. and Mr. Nasgovitz have shared dispositive power for 1,044,737 shares and shared voting power for 976,329 shares. Heartland Advisors, Inc. and Mr. Nasgovitz each specifically disclaim beneficial ownership of any of the shares reported in such Schedule 13G/A.

(16)	This information is based upon a Schedule 13G/A filed by Discovery Group I, LLC, Discovery Equity Partners, L.P., Daniel J. Donoghue and Michael R. Murphy, as a group, with the Securities and Exchange Commission on November 7, 2005. As of November 4, 2005, Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power of the 1,002,700 shares reported as beneficially owned. As of such date, Discovery Equity Partners, L.P. was the beneficial owner of 863,370 shares for which Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power.

(17)	This information is based upon a Schedule 13G/A filed by Disciplined Growth Investors, Inc. with the Securities and Exchange Commission on February 9, 2007. As of December 31, 2006, Disciplined Growth Investors, Inc. had the sole voting and investment power of the 956,950 shares reported as beneficially owned.

(18)	This information is based upon a Schedule 13G filed by Diker Management, LLC, Diker GP, LLC, Charles M. Diker and Mark N. Diker, as a group, with the Securities and Exchange Commission on January 29, 2007. As of January 18, 2006, by Diker Management, LLC, Diker GP, LLC, Charles M. Diker and Mark N. Diker had the shared voting and investment power of the 725,757 shares reported as beneficially owned, and, as affiliates of a registered investment advisor under the Investment Advisors Act of 1940, disclaim beneficial ownership of these shares.

(19)	This information is based upon a Schedule 13G filed by Seidensticker (Overseas) Limited with the Securities and Exchange Commission on February 21, 2001 and additional information provided to the Company by Seidensticker (Overseas) Limited. Seidensticker (Overseas) Limited has sole voting and investment power for all shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The Company leases its Phenix City, Alabama distribution facility from STAG II Phenix City, LLC, which purchased the building in fiscal 2006 from 16 Downing, LLC, which was a related party owned by certain members of Gekko Brands, LLC’s management. Total payments under the operating lease for this facility made during the years ended October 31, 2006, 2005 and 2004 were $400,000, $400,000 and $133,000, respectively. The lease agreement requires monthly payments of $33,000 through June 6, 2012.
     Seidensticker (Overseas) Limited (“Seidensticker”), a supplier of inventoried products to the company, owned approximately 5% of the Company’s outstanding common stock at October 31, 2006. Additionally, the President and Chief Executive Officer of Seidensticker (Overseas) Limited was elected to the Company’s Board of Directors effective January 1, 2006. During the years ended October 31, 2006, 2005 and 2004, the Company purchased approximately $1,571,000, $5,800,000 and $4,000,000, respectively of products from Seidensticker. The Company believes that the terms upon which it purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties.
     On May 5, 2006, the Company entered into a settlement agreement (the “Agreement”) with Knightspoint Partners II, L.P. and certain other entities and individuals, including Mr. Peter M. Weil and Mr. David M. Meyer (collectively, the “Knightspoint Group”) under which, among other matters, the Company agreed to appoint Mr. Weil and Mr. Meyer to its Board of Directors effective May 8, 2006. Pursuant to the Agreement, the Company reimbursed Knightspoint Group for its actual expenses incurred in connection with the proxy contest in the amount of approximately $165,000. Mr. Meyer is a managing member of Knightspoint Partners LLC, an affiliate of Knightspoint Partners II, L.P. Mr. Meyer currently serves as a director on the Company’s Board.
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
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Set forth below are the aggregate fees paid or accrued for professional services rendered to the Company by Moss Adams LLP (“Moss Adams”) the Company’s independent auditor for fiscal years 2006 and 2005 and KPMG LLP (“KPMG”), the Company’s independent auditor for fiscal year 2004.

	Fiscal Years Ended October 31,
	2006	2005
Audit Fees — KPMG(1)	$25,000	$287,700
Audit Fees — Moss Adams(1)	691,216	455,616
Audit-related Fees — Moss Adams(2)	13,000	12,000
Tax Fees — KPMG(3)	26,330	—

Total Fees	$755,546	$755,316

(1)	Audit fees represent fees billed for professional services rendered by the Company’s independent auditor for the audits of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and statutory audits and other SEC filings.

(2)	Audit-related fees consisted primarily of employee benefit plan audits.

(3)	For fiscal years 2006 and 2005, the Company retained an outside consultant to provide the tax compliance and tax consulting services except for the $26,330 paid to KPMG in fiscal 2006 for tax compliance work for the Company’s United Kingdom subsidiary.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor
     Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon its familiarity with the Company and staffing, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.
PART IV
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

ASHWORTH, INC.
(Registrant)

Date: February 28, 2007	BY:	/s/ Peter M. Weil

Peter M. Weil.
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter M. Weil Peter M. Weil	Chief Executive Officer, and Director (Principal Executive Officer and Acting Principal Financial Officer)	February 28, 2007

/s/ Greg W. Slack Greg W. Slack	Vice-President of Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2007

/s/Detlef H. Adler Detlef H. Adler	Director	February 28, 2007

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	February 28, 2007

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	February 28, 2007

/s/ James B. Hayes. James B. Hayes	Director	February 28, 2007

/s/ David M. Meyer David M. Meyer	Director	February 28, 2007

/s/ James G. O’Connor James G. O’Connor	Director	February 28, 2007

/s/ John W. Richardson John W. Richardson	Director	February 28, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack