Form 10-Q
period 2007-01-31
ASHWORTH INC
filed 2007-03-12
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-14547
Ashworth, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1052000
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2765 LOKER AVENUE WEST
CARLSBAD, CA 92010
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at February 28, 2007
$.001 par value Common Stock	14,520,175

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007	October 31, 2006
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$3,966,000	$7,508,000
Accounts receivable – trade, net	27,602,000	33,984,000
Accounts receivable – other, net	404,000	526,000
Inventories, net	56,376,000	44,971,000
Income tax refund receivable	2,760,000	3,743,000
Other current assets	6,608,000	5,247,000
Deferred income tax asset	3,126,000	3,116,000

Total current assets	100,842,000	99,095,000

Property, plant and equipment, at cost	66,359,000	65,958,000
Less accumulated depreciation and amortization	(27,293,000)	(26,832,000)

Total property, plant and equipment, net	39,066,000	39,126,000
Goodwill	15,250,000	15,250,000
Intangible assets, net	10,177,000	10,245,000
Other assets	373,000	327,000

Total assets	$165,708,000	$164,043,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$17,450,000	$14,000,000
Current portion of long-term debt	5,830,000	2,117,000
Accounts payable	12,230,000	10,724,000
Accrued liabilities:
Salaries and commissions	3,616,000	4,077,000
Other	6,432,000	6,681,000

Total current liabilities	45,558,000	37,599,000

Long-term debt, net of current portion	11,495,000	15,671,000
Deferred income tax liability	1,965,000	1,965,000
Other long-term liabilities	58,000	174,000
Stockholders’ equity:
Common stock	15,000	15,000
Capital in excess of par value	48,434,000	48,256,000
Retained earnings	53,885,000	56,333,000
Accumulated other comprehensive income	4,298,000	4,030,000

Total stockholders’ equity	106,632,000	108,634,000

Total liabilities and stockholders’ equity	$165,708,000	$164,043,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31,
	2007	2006
Net revenues	$38,272,000	$40,612,000
Cost of goods sold	22,655,000	22,636,000

Gross profit	15,617,000	17,976,000

Selling, general and administrative expenses	19,117,000	17,698,000

Income (Loss) from operations	(3,500,000)	278,000

Other income (expense):
Interest income	37,000	10,000
Interest expense	(601,000)	(679,000)
Net foreign currency exchange gain	50,000	170,000
Other income (expense), net	(66,000)	138,000

Total other expense, net	(580,000)	(361,000)

Loss before income tax	(4,080,000)	(83,000)
Income tax benefit	(1,632,000)	(33,000)

Net loss	$(2,448,000)	$(50,000)

Net loss per share:
Basic	$(0.17)	$(0.00)
Diluted	$(0.17)	$(0.00)

Weighted-average shares outstanding:
Basic	14,520,000	14,182,000
Diluted	14,520,000	14,182,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash used in operating activities	(5,320,000)	(3,750,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,392,000)	(631,000)
Purchase of intangibles	(43,000)	(23,000)

Net cash used in investing activities	(1,435,000)	(654,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(43,000)	—
Borrowings on line of credit	12,250,000	9,350,000
Payments on line of credit	(8,800,000)	(5,750,000)
Principal payments on notes payable and long-term debt	(420,000)	(1,052,000)
Proceeds from issuance of common stock	—	1,121,000
Excess tax benefit from share-based payment arrangements	—	153,000

Net cash provided in financing activities	2,987,000	3,822,000

Effect of exchange rate changes	226,000	(134,000)

Net decrease in cash and cash equivalents	(3,542,000)	(716,000)
Cash, beginning of period	7,508,000	3,839,000

Cash, end of period	$3,966,000	$3,123,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
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
Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2006, filed with the SEC on January 16, 2007.
Shipping and Handling Revenue
The Company includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs.
Cost of Goods Sold
The Company includes F.O.B. purchase price, inbound freight charges, duty, buying commissions, embroidery conversion and overhead in its cost of goods sold line item. Overhead costs include purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs associated with the Company’s distribution. The Company does not exclude any of these costs from cost of goods sold.
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended January 31, 2007 and 2006 were $472,000 and $546,000, respectively.
Reclassifications
Certain prior period balances have been reclassified to conform with current period presentation.
Stock-Based Compensation
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $178,000 and $110,000 during the first quarter of fiscal 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statements of Cash Flows.
The income tax benefit related to stock-based compensation expense was $54,000 and $21,000 for the quarters ended January 31, 2007 and 2006, respectively. As of January 31, 2007 and 2006, $458,000 and $212,830 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two and three years, respectively. The compensation cost to be recognized in future periods as of January 31, 2007 and 2006 does not consider or include the effect of stock options that may be issued in subsequent periods.
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
Earnings (Loss) Per Share
Basic earnings (loss) per common share are computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the three months ended January 31, 2007 and 2006, shares subject to outstanding options totaled 1,021,000 and 1,161,000 respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended January 31,
	2007	2006
Numerator:
Net loss	$(2,448,000)	$(50,000)

Denominator:
Weighted-average shares outstanding	14,520,000	14,182,000
Effect of dilutive options	—	—

Denominator for dilutive earnings per share	14,520,000	14,182,000

Basic loss per share	$(0.17)	$(0.00)

Diluted loss per share	$(0.17)	$(0.00)
For the quarter ended January 31, 2007 and 2006, the diluted weighted-average shares outstanding computation excludes 557,000 and 385,000 options, whose impact would have an anti-dilutive effect. For the quarters ended January 31, 2007 and 2006, the effect of stock options was anti-dilutive because of the Company’s loss position.
NOTE 2 – Inventories.
Inventories consisted of the following at January 31, 2007 and October 31, 2006:

	January 31,	October 31,
	2007	2006
Raw materials	$48,000	$93,000
Finished goods	56,328,000	44,878,000

Total inventories, net	$56,376,000	$44,971,000

NOTE 3 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142,

Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At January 31, 2007 and October 31, 2006, goodwill totaled $15,250,000 and $15,250,000, respectively. The following sets forth the intangible assets, excluding goodwill, by major category:

	January 31, 2007			October 31, 2006
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(600,000)	930,000	1,530,000	(541,000)	989,000
Non-competes	1,372,000	(1,052,000)	320,000	1,372,000	(1,011,000)	361,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,545,000	(1,318,000)	227,000	1,502,000	(1,307,000)	195,000

Total intangible assets	$13,337,000	$(3,160,000)	$10,177,000	$13,294,000	$(3,049,000)	$10,245,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the three months ended January 31, 2007 and 2006, aggregate amortization expense was approximately $111,000 and $108,000, respectively.
Amortization expense related to intangible assets at January 31, 2006 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2007	$342,000
2008	435,000
2009	293,000
2010	247,000
2011	160,000
2012	—
Thereafter	—

Total	$1,477,000

NOTE 4 – Business Loan Agreement.
On July 6, 2004, the Company entered into a business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement was comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s domestic embroidery and distribution center (the “EDC”).
Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At January 31, 2007, the bank’s reference rate was 8.50%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount for borrowings during the preceding quarter.

On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s EDC as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the EDC. The loan agreement had an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the EDC. The Third Amendment waived non-compliance with various financial covenants of the loan agreement, solely for the period ended July 31, 2005.
On January 26, 2006, the Company entered into the Fourth Amendment to the loan agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised loan agreement, the revolving credit facility was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised loan agreement, the term loan commenced January 31, 2006, requiring equal monthly installments of principal in the amount of $125,000 beginning January 31, 2006, plus all accrued interest for each monthly installment period, with a balloon installment for the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.
Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 was adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
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

4)	Fixed charge coverage ratio as of the last day of any fiscal quarter is required to be not less than 1.25 to 1:00; provided that, for the fiscal quarter ending January 31, 2006, the fixed charge coverage ratio shall be not less than 0.80 to 1:00; and for purposes of determining the fixed charge coverage ratio only, the Company’s inventory write-down of $4.4 million shall be added back to EBITDA for the Company’s fiscal quarter ending April 30, 2006 and the Company’s maintenance capital expenditures shall be $4.0 million through the fiscal year ending October 31, 2006; and

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
At January 31, 2007, the Company’s ratio of quick assets to current liabilities of 0.68:1.00 and fixed charge coverage ratio of 1.02:1.00 were not in compliance the Company’s loan agreement covenants and the Company anticipates that it may not be in compliance with the quick ratio, fixed charge coverage and tangible net worth covenants in future periods. On March 7, 2007, the Company obtained a written waiver of the ratio of quick assets to current liabilities and the fixed charge coverage covenant requirements from its lenders for the period ended January 31, 2007. The written waiver also amends the Company’s loan agreement to exclude the ratio of quick assets to current liabilities covenant requirement effective January 31, 2007 and after the date of this amendment. The Company expects to be in violation of its tangible net worth and fixed charge coverage ratio covenants at various quarters through out the remainder of its fiscal year and has classified outstanding balances under the facility as current. The Company’s lenders are currently in the process of amending the credit facility terms to reflect anticipated covenant violations during the remainder of fiscal year 2007. Although there can be no assurances, the Company believes the necessary amendments to the credit facility will be obtained on terms acceptable to the Company and its lenders.

The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $4.4 million at January 31, 2007 as compared to $4.2 million outstanding at January 31, 2006. The Company had $17.5 million outstanding against the revolving credit facility as of January 31, 2007, compared to $23.1 million outstanding at January 31, 2006 and $5.2 million outstanding on the term loan at January 31, 2007 compared to $6.8 million at January 31, 2006. At January 31, 2007, $10.1 million was available for borrowing against the revolving credit facility under the loan agreement, subject to the borrowing base limitations.
NOTE 5 – Issuance of Common Stock.
During the three months ended January 31, 2007 and 2006, common stock and capital in excess of par value increased by $178,000 and $1,384,000, respectively, of which $0 and $1,121,000 was due to the issuance of 0 and 193,000 shares of common stock on exercise of options and $0 and $153,000 was the tax benefit related to the exercise of those options at January 31, 2007 and 2006, respectively. The compensation expense for unvested options granted during the three-month period ended January 31, 2007 and 2006, related to implementation of SFAS No.123R, was $178,000 and $110,000, respectively.
NOTE 6 – Stock-Based Compensation.
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black Sholes Merton option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.
The assumptions used for the three-month periods ended January 31, 2007 and 2006 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended January 31,
	2007	2006
Expected life (years)	4.96	3.8
Risk-free interest rate	4.62%	4.45%
Volatility	37.5%	38.8%
Dividend yields	—	—

Weighted-average fair value of options during the period	$2.95	$2.87

NOTE 7 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income (loss) in addition to net loss for the period. The following table sets forth the components of comprehensive income (loss) for the periods presented:

	Three months ended January 31,
	2007	2006
Net loss	$(2,448,000)	$(50,000)

Effects of foreign currency translation	268,000	(137,000)

Total comprehensive loss	$(2,180,000)	$(187,000)

NOTE 8 – Legal Proceedings.
The Company has been notified of the existence of a purported class action lawsuit alleging that the Company violated the Fair Credit Reporting Act (the “FCRA”) by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The suit was filed on February 27, 2007 in the United States District Court for the Central District of California. The plaintiff seeks statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. The Company is currently reviewing the allegations in the complaint and intends to defend itself vigorously.
The Company is party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, the Company does not believe that these matters will result in payment by the Company of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the consolidated financial position or results of operations of the Company
NOTE 9 – Segment Information.
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

	Three months ended January 31,
	2007	2006
Net revenues:
Domestic	$21,579,000	$24,685,000
Gekko Brands, LLC	10,428,000	10,096,000
Ashworth, U.K., Ltd.	4,813,000	4,478,000
Other International	1,452,000	1,353,000

Total	$38,272,000	$40,612,000

Income (loss) from operations:
Domestic	$(4,467,000)	$(427,000)
Gekko Brands, LLC	653,000	457,000
Ashworth, U.K., Ltd.	80,000	9,000
Other International	234,000	239,000

Total	$(3,500,000)	$278,000

Capital expenditures:
Domestic	$1,266,000	$566,000
Gekko Brands, LLC	102,000	51,000
Ashworth, U.K., Ltd.	24,000	14,000

Total	$1,392,000	$631,000

Depreciation expense:
Domestic	$1,267,000	$1,149,000
Gekko Brands, LLC	101,000	101,000
Ashworth, U.K., Ltd.	50,000	76,000

Total	$1,418,000	$1,326,000

	January 31,	January 31,
	2007	2006
Total assets:
Domestic	$95,309,000	$110,693,000
Gekko Brands, LLC	42,223,000	37,709,000
Ashworth, U.K., Ltd.	21,685,000	18,193,000
Other International	6,491,000	5,068,000

Total	$165,708,000	$171,663,000

Long-lived assets, at cost:
Domestic	$63,483,000	$58,838,000
Gekko Brands, LLC	29,311,000	27,352,000
Ashworth, U.K., Ltd.	2,525,000	1,991,000

Total	$95,319,000	$88,181,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$13,865,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company operates in an industry that is highly competitive and it must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this report. See “Cautionary Statements and Risk Factors” below.
     Because the Company’s business is seasonal, the current balance sheet balances at January 31, 2007 may more meaningfully be compared to the balance sheet balances at January 31, 2006, rather than to the balance sheet balances at October 31, 2006.
Cautionary Statements and Risk Factors
This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believes,” “anticipates,” “expects,” “predicts,” “estimates,” “projects,” “will be,” ‘will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the evaluation of strategic alternatives that may be presented, timely development and acceptance of new products, as well as strategic alliances, the impact of competitive products and pricing, the success of the Callaway Golf apparel product line, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the EDC in Oceanside, CA, successful implementation of the Company’s ERP system, and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2006, other reports filed or furnished thereafter and amendments to any of the foregoing reports, and Item 1A of Part II “Risk Factors” hereof.
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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buy-down) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $3.6 million at January 31, 2007 compared to $4.0 million at October 31, 2006 and $3.4 million at January 31, 2006.
     Allowance for Doubtful Accounts. Management must make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $27.6 million, net of allowances for doubtful accounts of $1.2 million, at January 31, 2007, as compared to the balance of $34.0 million, net of allowances for doubtful accounts of $1.1 million, at October 31, 2006. At January 31, 2006, the trade accounts receivable balance was $29.2 million, net of allowances for doubtful accounts of $1.3 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $56.4 million, net of inventory write-downs of $3.7 million, at January 31, 2007, as compared to an inventory balance of $45.0 million, net of inventory write-downs of $3.5 million, at October 31, 2006. At January 31, 2006, the inventory balance was $61.7 million, net of inventory write-downs of $3.8 million.
     Deferred Taxes. SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

Share-based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Off-Balance Sheet Arrangements
     At January 31, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu®, and The Game® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. All of the Company’s apparel production in the first quarter of fiscal 2007 was through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     During the first quarter of fiscal 2007, revenues in the Company’s green grass distribution channel decreased 22.0% as compared to the same period of fiscal 2006, primarily due to increased competitive pressure, an overall continued softness in the golf market, a consolidation of stores due to acquisition by a significant customer and the reduction of the amount of off-priced sales. This reduction in sales volume in the golf channel in the first quarter of fiscal 2007 had a further negative impact on gross margin resulting from the under-utilization of the EDC’s embroidery capacity — specifically, the fixed and indirect costs associated with embroidery that were recognized in the period. Based on the Company’s anticipated sales volume for the first half of fiscal 2007, the Company believes that the under-utilization of the EDC will continue to negatively affect gross margin. The Company is currently evaluating various options, including, among others: developing a joint venture to better utilize available embroidery capacity; or selling the EDC and utilizing external distribution providers and contract embroiderers. The Company is in the early stages of evaluating all available options and there is no guarantee that any agreement will be reached as a result of this process.
     At January 31, 2007, the Company was not in compliance with covenants relating to the quick assets to current liabilities and the fixed charge coverage ratio. On March 7, 2007, the Company obtained a written waiver of the ratio of quick assets to current liabilities and the fixed charge coverage covenant requirements from its lenders for the period ended January 31, 2007. The written waiver also amends the Company’s loan agreement to exclude the ratio of quick assets to current liabilities covenant requirement effective January 31, 2007 and after the date of this amendment. In recent periods the Company has experienced operating losses which have adversely affected the Company’s cash flows from operations.

The Company expects to be in violation of its tangible net worth and fixed coverage charge ratio covenants at various quarters through out the remainder of its fiscal year and has classified outstanding balances under the facility as current. The Company’s lenders are currently in the process of amending the credit facility terms to reflect anticipated covenant violations during the remainder of fiscal 2007. Although their can be no assurances, the Company believes the necessary amendments to the credit facility will be obtained on terms acceptable to the Company and its lenders.
     Innovation. The Company continues to be a market leader in offering high quality apparel for on course performance and off course lifestyle apparel for the golf consumer. The combination of technical innovation and luxury fabrications allows the Company to continue to serve a broad segment of the marketplace.
     The Ashworth brand offers the latest innovations in luxurious cotton performance with its updated EZ-TECHTM Collection of products that now include moisture wicking properties in addition to easy care performance that resists wrinkles, shrinkage, pilling and fading.
     In 2006, the Company completed its largest offering of the stand-alone AWS® (Ashworth Weather Systems) performance line. The Company believes the AWS collection strongly places the Ashworth brand in the growing performance apparel segment of the marketplace.
     These latest product innovations are distributed in all sales channels as well as being represented on the PGA Tour by Team Ashworth Tour Professionals, including Fred Couples and Chris DiMarco.
     In 2006, Ashworth also introduced the Exclusive Silver Label Collection. Silver Label product is constructed with the highest quality fabrications and is only available at the finest Golf Clubs and Resorts around the world.
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
Results of Operations
First quarter 2007 compared to first quarter 2006
     Consolidated net revenues for the first quarter of fiscal 2007 decreased by 5.8% to $38.3 million from $40.6 million for the same period of the prior fiscal year, primarily due to a decrease in sales from the Company’s domestic golf and retail distribution channels that were partly offset by increases in sales from Gekko Brands, LLC, the corporate distribution channel, Ashworth UK, Ltd and the Other International segment.
     Net revenues for the domestic segment (excluding Gekko) decreased 12.6% to $21.6 million for the first quarter of fiscal 2007 from $24.7 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased $1.1 million, primarily due to an overall slowness of retail sell-through during the holiday season, account consolidation in the channel as well as a reduction of under performing locations. The Company will continue to improve its brand positioning by focusing on premium retail accounts and locations within the channel.
     Net revenues from the green grass and off-course specialty distribution channel decreased 22.0% or $2.6 million as compared to the same period of fiscal 2006, primarily due to increased competitive pressure, an overall continued softness in the golf market and the Company’s strategic initiative to reduce the amount of off-priced sales in the channel and improved the quality of distribution. The Company believes the repositioning of our green grass sales management team, and other brand development initiatives implemented during the fourth quarter of 2006 and first quarter of 2007 will facilitate improved sales in the golf channel.
     Net revenues from the Company’s corporate distribution channel increased 2.3% or $0.1 million. The continued year-over-year growth in the corporate channel was primarily driven by the Company’s ability to offer two premier brands that include a comprehensive offering of on-course golf apparel as well as golf-inspired lifestyle sportswear for men and women.
     Net revenues from the Company-owned outlet stores increased 19.0% or $0.4 million, primarily due to revenue contributions from the opening of four new outlet stores in the last three quarters of 2006 bringing the Company’s total number of outlet stores to 18. The new outlet stores contributed $0.6 million in sales in the first quarter of fiscal 2007 while sales on the comparative store basis were down 7.9%. Much of the decline is due to reduced holiday traffic in our outlet stores.
     Net revenues for Gekko Brands, LLC (“Gekko”) increased 3.3% or $0.3 million to $10.4 million for the first quarter of fiscal 2007 as compared to $10.1 million for the same period of the prior fiscal year. The increase was primarily driven by the continued growth of Ashworth apparel in the collegiate/bookstore and GSD partly offset with a decrease in the NASCAR/racing and outdoor sporting distribution channels.
     Net revenues for Ashworth U.K., Ltd. increased 7.5% or $0.3 million to $4.8 million for the first quarter of fiscal 2007 from $4.5 million for the same period of the prior fiscal year. The increase is primarily due to a favorable foreign exchange gain that was partially offset by decreased sales of approximately $0.1 million.

     Net revenues for the other international segment increased 7.1% or $0.1 million to $1.5 million for the first quarter of fiscal 2007 from $1.4 million for the same period of the prior fiscal year.
     Consolidated gross margin for the first quarter of fiscal 2007 decreased 350 basis points to 40.8% as compared to 44.3% for the same period of the prior fiscal year. The decrease in consolidated gross margin was primarily due to costs associated with the under-utilization of the Company’s EDC, a direct result of the decrease in the Company’s golf distribution channel.
     Consolidated selling, general and administrative (“SG&A”) expenses increased $1.4 million or 8.0% to $19.1 million for the first quarter of fiscal 2007 from $17.7 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 50.0% for the first quarter of fiscal 2007 as compared to 43.6% for the same period of the prior fiscal year. The increase in SG&A expenses was primarily due to an increase in advertising and trade show expenses related to the PGA show and other sales initiatives focused on improving the Company’s golf distribution channel as well as the full year effect of the addition of four new outlet stores during the second half of fiscal 2006. These increases were partly offset with reductions in legal and consulting fees associated with the Company’s 2006 Annual Meeting of Shareholders, and strategic alternatives process, as well as a reduction in costs related to the Company’s compliance with Sarbanes Oxley and its annual audit.
     Total net other expense increased 60.7% or $219,000 to $580,000 for the first quarter of fiscal 2007 as compared to $361,000 for the same period of the prior fiscal year. The increase in other expense was primarily driven by a decrease in the favorable currency exchange rates as compared to same period in fiscal 2006 which was partially offset with a decrease in interest expense as average borrowings on the Company’s revolving credit facility were lower during the period.
     The effective income tax rate for the first quarter of fiscal 2007 remained unchanged from the same period of the prior fiscal year at 40.0% of pre-tax income.
First quarter 2006 compared to first quarter 2005
     Consolidated net revenues for the first quarter of fiscal 2006 increased 11.2% to $40.6 million from $36.5 million in the same period in fiscal 2005. The increase was driven by higher revenues from the Company’s retail and corporate distribution channels and outlet stores as well as higher revenues from Gekko and international segments. The increases were partially offset by lower net revenues from the green grass distribution channels.
     Net revenues for the domestic segment increased 7.9% to $24.7 million for the first quarter of fiscal 2006 from $22.9 million for the same period in fiscal 2005. Net revenues from the Company’s retail distribution channel increased 40.9% or $1.5 million primarily driven by an improved product mix with the addition of classic key items. Net revenues from the corporate distribution channel increased 34.8% or $1.4 million primarily due to the addition of the Callaway Golf apparel line as well as a focus on outerwear. Gekko revenues increased 16.8% or $1.4 million to $10.0 million for the first quarter of fiscal 2006 from $8.6 million for the same period in fiscal 2005 primarily due to its collegiate and outdoors distribution channels. Net revenues from the Company-owned stores increased 36.2% or $0.6 million primarily due to the net addition of three stores. These increases were partially offset by the 12.8% or $1.7 million decrease in revenues from the Company’s green grass distribution channel. This decrease was primarily due to lower volume realized as the Company reduced the volume discounts offered to its customers.

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
     Consolidated SG&A expenses increased 25.6% to $17.7 million for the first quarter of fiscal 2005 from $14.1 million for the same period in fiscal 2005. As a percentage of net revenues, SG&A expenses were 43.6% for the first quarter of fiscal 2006 as compared to 38.6% for the same period in fiscal 2005. The increase in SG&A is primarily due to higher sales-related expenses, such as royalties, commissions and expenses related to the opening of new Company-owned stores, as well as increased audit and consulting fees related to Sarbanes-Oxley compliance and legal fees related to the 2006 Annual Meeting of Stockholders.
     Total other expense decreased to $361,000 for the first quarter of fiscal 2006 from $406,000 for the same period of fiscal 2005. The decrease was primarily due to favorable currency transaction gains in the current quarter as compared to the same quarter of the prior fiscal year at the Company’s U.K. subsidiary and Canadian divisions, partially offset by higher interest expense resulting from increased long-term debt.
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
     During the first three months ended January 31, 2007, net cash used in operating activities was $5.3 million as compared to $3.8 million used in operating activities during the same period of the prior fiscal year. The increase in cash used in operations was primarily due to an increase in working capital requirements during the period.
     Net cash used in investing activities was $1.4 million for the first three months ended January 31, 2007 as compared to $0.7 million used in investing activities during the same period of the prior fiscal year. The increase in cash used was primarily attributable to purchases of furniture and fixtures, tradeshow booths, and the purchase and implementation costs associated with the Company’s new ERP system.
     Net cash provided in financing activities was $3.0 million for the first three months ended January 31, 2007 as compared to $3.8 million provided in financing activities during the same period of the prior fiscal year. The decrease in cash provided was primarily attributable to the Company not issuing common stock during the first three months of fiscal 2007.

     On July 6, 2004, the Company entered into a loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders (collectively referred to as the “Bank”). The loan agreement was comprised of a $20.0 million term loan and a $35.0 million revolving credit facility, is due to expire on July 6, 2009 and is collateralized by substantially all of the assets of the Company, other than the Company’s EDC.
     Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At January 31, 2007, the bank’s reference rate was 8.50%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
     On September 3, 2004, the Company entered into the First Amendment to the loan agreement to amend Section 6.12(a), Tangible Net Worth. The loan agreement, as amended, contains certain financial covenants that include requirements that the Company maintain (1) a minimum tangible net worth of $74.0 million plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement for the period ending October 31, 2004, and a minimum tangible net worth of $74.0 million, plus 90% of net income after taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2005, plus the net proceeds from any equity securities issued (including net proceeds from stock option exercises) after the date of the loan agreement, (2) a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) determined on a rolling four quarters basis ranging from $16.5 million at July 6, 2004 and increasing over time to $27.0 million at October 31, 2008 and thereafter, (3) a minimum ratio of cash and accounts receivable to current liabilities of 0.75:1.00 for fiscal quarters ending January 31 and April 30 and 1.00:1.00 for fiscal quarters ending July 31 and October 31, and (4) a minimum fixed charge coverage ratio of 1.10:1.00 at July 31, 2004 and 1.25:1.00 thereafter. The loan agreement limits annual lease and rental expense associated with the Company’s EDC as well as annual capital expenditures in any single fiscal year on a consolidated basis in excess of certain amounts allowed for the acquisition of real property and equipment in connection with the EDC. The loan agreement had an additional requirement where, for any period of 30 consecutive days, the total indebtedness under the revolving credit facility may not be more than $15.0 million. The loan agreement also limits the annual aggregate amount the Company may spend to acquire shares of its common stock.
     On May 27, 2005 and September 8, 2005, the Company entered into the Second and Third Amendments, respectively, to the loan agreement. The Second Amendment to the loan agreement amended Section 6.12(e), Capital Expenditures, to increase the spending limitation to acquire fixed assets from not more than $5.0 million in any single fiscal year on a consolidated basis to a total of $20.0 million for fiscal years 2004 and 2005 together, for the acquisition of real property and equipment in connection with the EDC. The Third Amendment waived non-compliance with various financial covenants of the loan agreement, solely for the period ended July 31, 2005.
     On January 26, 2006, the Company entered into the Fourth Amendment to the loan agreement to amend several sections of the credit facility and to waive non-compliance with financial covenants at October 31, 2005. Under the terms of the revised loan agreement, the revolving credit facility was adjusted to $42.5 million and the term loan commitment was adjusted to $6.8 million. Based on the revised loan agreement, the term loan commenced January 31, 2006, requiring equal monthly installments of principal in the amount of $125,000 beginning January 31, 2006, plus all accrued interest for each monthly installment period, with a balloon installment for the entire unpaid principal balance and all accrued and unpaid interest due in full on the maturity date of July 6, 2009.

     Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving line of credit and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 was adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005.
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
     At January 31, 2007, the Company’s ratio of quick assets to current liabilities of 0.68:1.00 and fixed charge coverage ratio of 1.02:1.00 were not in compliance the Company’s loan agreement covenants and the Company anticipates that it may not be in compliance with the quick ratio, fixed charge coverage and tangible net worth covenants in future periods. On March 7, 2007, the Company obtained a written waiver of the ratio of quick assets to current liabilities and the fixed charge coverage covenant requirements from its lenders for the period ended January 31, 2007. The written waiver also amends the Company’s loan agreement to exclude the ratio of quick assets to current liabilities covenant requirement effective January 31, 2007 and after the date of this amendment. The Company expects to be in violation of its tangible net worth and fixed charge coverage ratio covenants at various quarters through out the remainder of its fiscal year and has classified outstanding balances under the facility as current. The Company’s lenders are currently in the process of amending the credit facility terms to reflect anticipated covenant violations during the remainder of fiscal year 2007. Although there can be no assurances, the Company believes the necessary amendments to the credit facility will be obtained on terms acceptable to the Company and its lenders.
     The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $4.4 million at January 31, 2007 as compared to $4.2 million outstanding at January 31, 2006. The Company had $17.5 million outstanding against the revolving credit facility under this loan agreement at January 31, 2007, compared to $23.1 million outstanding at January 31, 2006. The decrease in borrowings against the revolving credit facility is primarily due to the January 31, 2006 balance being higher because of the $7.5 million transfer from the term loan to the line of credit in the first quarter of fiscal 2006 offset by an increase in financing of the operating cash flow needs. The Company had $5.2 million outstanding on the term loan under this loan agreement at January 31, 2007 compared to $5.6 million at October 31, 2006 and $6.8 million at January 31, 2006. At January 31, 2007, $10.1 million was available for borrowings against the revolving credit facility, subject to the borrowing base limitations.
     Net trade receivables were $27.6 million at January 31, 2007, a decrease of $6.4 million from the balance at October 31, 2006. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $29.2 million at January 31, 2006, rather than the year-end balance. The comparison of the first quarter of fiscal 2007 balance to the first quarter of fiscal 2006 balance shows a decrease of approximately $1.6 million.
     Net inventories increased 25.3% to $56.4 million at January 31, 2007 from $45.0 million at October 31, 2006, primarily due to the seasonal nature of the Company’s golf distribution channel and the Company’s inventory requirements to meet market demand in the Spring/Summer selling season. Compared to net inventories of $61.7 million at January 31, 2006, net inventories at January 31, 2007 have decreased by 8.6%.
     Current liabilities increased 11.4% to $41.9 million at January 31, 2007 from $37.6 million at October 31, 2006 primarily due to the reclassification of $3.7 million from long term liabilities to current liabilities. Compared to current liabilities of $49.1 million at January 31, 2006, current liabilities decreased 14.7%, primarily due to the Company's reduction of $5.7 million against the revolving line of credit in addition to a decrease in accounts payable.
     On October 25, 2002, the Company entered into an agreement to purchase the land and building, to be built to the Company’s specifications for its distribution center, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 203,000 square feet of useable office and warehouse space and is used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13.7 million and entered into a secured loan agreement with a bank to finance $11.7 million of the purchase price. The loan is at a fixed interest rate of 5.0% and will be amortized over 30 years, but is due and payable on May 1, 2014 with a balloon payment of $9.6 million. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC LLC is a wholly owned limited liability company organized under the laws of the State of Delaware and its results, assets and liabilities are reported in the condensed consolidated statements included in this report.

     During the first three months of fiscal 2007, the Company incurred capital expenditures of $1.4 million primarily for computer systems and equipment and leasehold improvements related to the new outlet stores. The Company anticipates capital spending of approximately $1.5 million during the remainder of fiscal 2007, primarily on information systems improvements. Management currently intends to finance the purchase of the additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     On August 30, 2004, the Company agreed to a schedule with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”), thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, and previously entered into by Ashworth and KEF. Under the terms of the lease, the Company is leasing equipment for its EDC and the aggregate cost of the equipment was approximately $10.4 million. The initial term of the lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes); (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease.
     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees in the foreseeable future.
     Common stock and capital in excess of par value increased by $178,000 in the three months ended January 31, 2007, due entirely to SFAS No. 123R compensation expense of unvested options.
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
Recent Accounting Pronouncements
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
     In September 2006, the Securities and Exchange Commission issued Staff Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 provides interpretive guidance on how registrants should quantify misstatements when evaluating the materiality of financial statement errors. SAB 108 also provides transition accounting and disclosure guidance for situations in which a material error existed in prior period financial statements, allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s debt consists of a term loan, a mortgage note, notes payable and capital lease obligations which had a total balance of $17.3 million at January 31, 2007. The debt bears interest at fixed rates ranging from 3.5% to 9.1%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $17.5 million outstanding at January 31, 2007 on its revolving line of credit with interest charged at the bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to EBITDA ratio (the “Applicable Rate”). At January 31, 2007, the Applicable Rate was 8.5% (prime plus .25%). The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $0.5 million. A hypothetical 10% increase in interest rates during the three months ended January 31, 2007 would have resulted in a $36,000 decrease in net income.
     For details regarding the Company’s variable and fixed rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. If the Company had such contracts they would provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. Such contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at January 31, 2007 or October 31, 2006. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer (“CEO”) and Principal Accounting Officer (“PAO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives. The Company's Chief Financial Officer, Winston E. Hickman, resigned on November 17, 2006. Since that time, duties relating to disclosure controls and procedures and internal control over financial reporting that were previously performed by Mr. Hickman have been performed collectively by our CEO and our Principal Accounting Officer.
     We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PAO, of the effectiveness of the design and operations of our disclosure controls and procedures as of January 31, 2007. Based on that evaluation and our evaluation as of October 31, 2006 included in our Form 10-K filed on January 16, 2007, our CEO and PAO concluded that, as a result of the material weakness in internal control over financial reporting discussed in Item 9A, Controls And Procedures of our Form 10-K, our disclosure controls and procedures were not effective as of January 31, 2007.
Evaluation of Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and PAO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. As a result of that assessment, management identified one material weakness in internal control over financial reporting as of October 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 31, 2007, management has continued to take corrective action to remediate the material weakness identified in our most recent Annual Report on Form 10-K. In addition to the remediation noted in that report, management has performed additional review of the standard inventory costing to ensure that it accurately reflects appropriate allocation of costs to inventory. Inventory costing will continue to be reviewed on a periodic basis as part of the Company’s internal control over financial reporting.
To date, neither the Company nor its registered independent public accountants have performed procedures to attest to the effectiveness of these corrective actions. However, such procedures are expected to be performed prior to the end of the current fiscal year. Because remediation will not be fully completed until management has fully tested all corrective actions, we believe that the material weakness continued to exist at January 31, 2007.
As noted above, the Company's CFO, Winston E. Hickman, resigned on November 17, 2006. Since that time, internal control over financial reporting duties previously performed by Mr. Hickman have been performed collectively by our CEO and our Principal Accounting Officer. The Company does not believe that this change in responsibility has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.
Except for the corrective actions denoted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company has been notified of the existence of a purported class action lawsuit alleging that the Company violated the Fair Credit Reporting Act (the “FCRA”) by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The suit was filed on February 27, 2007 in the United States District Court for the Central District of California. The plaintiff seeks statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. The Company is currently reviewing the allegations in the complaint and intends to defend itself vigorously.

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
Item 1A. Risk Factors
     The following discussion supplements the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006.
     We are subject to certain restrictions and must meet certain minimum financial covenants under our Revolving Credit Facility.
     The Company’s revolving line of credit under the loan agreement entered into on July 6, 2004 contains covenants that require the Company to meet specific financial ratios. These covenants were last amended on January 26, 2006. As amended, the Company is required to maintain a minimum tangible net worth of $75.0 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the amendment. The Company is also required to maintain a ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1.00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio shall be at least 0.75:1.00. The loan agreement also provides that capital expenditures are not to exceed more than $7.0 million in any fiscal year. Further, the Company is required to maintain a fixed charge coverage ratio as of the last day of any fiscal quarter of not less than 1.25:1.00. At January 31, 2007, the Company was not in compliance with the covenants relating to ratio of quick assets to current liabilities and the fixed charge coverage ratio. In recent periods the Company has experienced operating losses which have adversely affected the Company’s cash flows from operations and the Company may experience losses in future periods. If the Company continues to experience operating losses and does not maintain compliance with the financial covenants in the loan agreement, the Company could be in default and the debt, together with accrued interest, could then be declared immediately due and payable. If the Company’s financial performance results in any of these covenants being violated, the lenders may choose to require repayment of the outstanding borrowings which would have a material adverse effect on the Company’s financial position.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None
Item 3. DEFAULTS UPON SENIOR SECURITIES – Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Not applicable
Item 5. OTHER INFORMATION -None
Item 6. EXHIBITS

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No.001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(e)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(f)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(h)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(i)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(j)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(n)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)(1)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(2)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(3)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(4)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(q)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(r)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Second Amended and Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*	Agreement as to Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. effective September 12, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*	Amended and Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)*	Amended and Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.5 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(2)*	Amended and Restated Change In Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.6 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(1)*	Amended and Restated Employment Agreement with the Company’s Executive Vice President, Green Grass Sales and Merchandising, Peter E. Holmberg, effective as of October 25, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on October 31, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(2)*	Amended and Restated Change in Control Agreement with the Company’s Executive Vice President, Merchandising, Design and Production, Peter E. Holmberg, effective as of February 28, 2006 (filed as Exhibit 10.4 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10.5 to the Company’s Form 10-K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)*	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.7 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)*	Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.8 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)*	Release Agreement with the Company’s Executive Vice President and Chief financial Officer, Winston E. Hickman, dated November 16, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 11, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)	Personal Services Agreement effective September 12, 2005 by and between Ashworth, Inc. and Peter M. Weil (filed as Exhibit 10.2 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)*	Employment Agreement with the Company’s Chief Executive Officer, Peter M. Weil, dated November 27, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)	Settlement Agreement, dated May 5, 2006, by and among the Company and Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael S. Koeneke, David M. Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC, Brian Black, and Peter M. Weil (filed as Exhibit 10.1 to the Company’s Form 8-K on May 9, 2006 (File No. 001-14547) and incorporated herein by reference).

10(z)*	Form of Indemnification Agreement by and between the Company and its Directors, Officers and Other Employees Designated by the Board (filed as Exhibit 10.1 to the Company’s Form 8-K on December 15, 2006 (File No. 001-14547) and incorporated herein by reference).

10(aa)*	Offer of Employment Agreement effective October 10, 2005 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10(aa) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aa)(1)*	Change in Control Agreement effective as of February 9, 2006 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10(aa)(1) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aa)(2)*	Promotion and Retention Bonus Agreement effective February 10, 2006 by and between Ashworth, Inc. and Greg. W. Slack (filed as Exhibit 10(aa)(2) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ab)	Employment Letter between Eric R. Hohl and the Company, dated March 5, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 7, 2007(File No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date: March 12, 2007	By:	/s/Peter M. Weil
Peter M. Weil
Chief Executive Officer (Acting Principal Financial Officer)

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