Form 10-Q
period 2007-04-30
ASHWORTH INC
filed 2007-06-18
CIK 820774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at May 31, 2007
$.001 par value Common Stock	14,520,175

 -i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007	October 31, 2006
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$4,227,000	$7,508,000
Accounts receivable – trade, net	45,874,000	33,984,000
Accounts receivable – other, net	—	526,000
Inventories, net	53,125,000	44,971,000
Income tax refund receivable	1,118,000	3,743,000
Other current assets	6,017,000	5,247,000
Deferred income tax asset	1,855,000	3,116,000

Total current assets	112,216,000	99,095,000

Property, plant and equipment, at cost	66,814,000	65,958,000
Less accumulated depreciation and amortization	(28,012,000)	(26,832,000)

Total property, plant and equipment, net	38,802,000	39,126,000
Goodwill	15,250,000	15,250,000
Intangible assets, net	10,071,000	10,245,000
Other assets	373,000	327,000

Total assets	$176,712,000	$164,043,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$29,470,000	$14,000,000
Current portion of long-term debt	6,039,000	2,117,000
Accounts payable	11,514,000	10,724,000
Accrued liabilities:
Salaries and commissions	4,135,000	4,077,000
Other	6,947,000	6,681,000

Total current liabilities	58,105,000	37,599,000

Long-term debt, net of current portion	11,456,000	15,671,000
Deferred income tax liability	1,965,000	1,965,000
Other long-term liabilities	67,000	174,000
Stockholders’ equity:
Common stock	15,000	15,000
Capital in excess of par value	48,635,000	48,256,000
Retained earnings	51,353,000	56,333,000

Accumulated other comprehensive income	5,116,000	4,030,000
Total stockholders’ equity	105,119,000	108,634,000

Total liabilities and stockholders’ equity	$176,712,000	$164,043,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net revenues	$59,864,000	$66,020,000	$98,136,000	$106,632,000
Cost of goods sold	36,623,000	36,137,000	59,278,000	58,773,000

Gross profit	23,241,000	29,883,000	38,858,000	47,859,000

Selling, general and administrative expenses	21,841,000	21,510,000	40,958,000	39,208,000

Income (loss) from operations	1,400,000	8,373,000	(2,100,000)	8,651,000

Other income (expense):
Interest income	21,000	9,000	58,000	19,000
Interest expense	(771,000)	(722,000)	(1,372,000)	(1,401,000)
Net foreign currency exchange gain	68,000	166,000	118,000	337,000
Other income (expense), net	(112,000)	(35,000)	(178,000)	102,000

Total other expense, net	(794,000)	(582,000)	(1,374,000)	(943,000)

Income (Loss) before income tax	606,000	7,791,000	(3,474,000)	7,708,000
Provision for Income taxes (benefit)	3,139,000	3,116,000	1,507,000	3,083,000

Net Income (loss)	$(2,533,000)	$4,675,000	$(4,981,000)	$4,625,000

Net Income (loss) per share:
Basic	$(0.17)	$0.32	$(0.34)	$0.32
Diluted	$(0.17)	$0.32	$(0.34)	$0.32

Weighted-average shares outstanding:
Basic	14,520,000	14,404,000	14,520,000	14,290,000
Diluted	14,520,000	14,560,000	14,520,000	14,458,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(17,096,000)	$(6,158,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,321,000)	(3,555,000)
Purchase of intangibles	(59,000)	(69,000)

Net cash used in investing activities	(2,380,000)	(3,624,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(132,000)	(33,000)
Borrowings on line of credit	27,500,000	23,300,000
Payments on line of credit	(12,030,000)	(13,750,000)
Borrowings on notes payable and long-term debt	683,000	—
Principal payments on notes payable and long-term debt	(844,000)	(675,000)
Proceeds from issuance of common stock	—	2,156,000
Excess tax benefit from share-based payment arrangements	—	432,000

Net cash provided in financing activities	15,177,000	11,430,000

Effect of exchange rate changes	1,018,000	463,000

Net increase (decrease) in cash and cash equivalents	(3,281,000)	2,111,000
Cash, beginning of period	7,508,000	3,839,000

Cash, end of period	$4,227,000	$5,950,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2007
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended April 30, 2007 and 2006 were $722,000 and $855,000, respectively. For the six-month periods ended April 30, 2007 and 2006, shipping expenses were $1,194,000 and $1,401,000, respectively.
Reclassifications
Certain prior period balances have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported results.
Stock-Based Compensation
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $201,000 and $145,000 for the second quarter of fiscal 2007 and 2006, respectively and $379,000 and $255,000 for the first six months of fiscal 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statements of Cash Flows.
The income tax benefit related to stock-based compensation expense was $64,000 and $55,000 for the second quarter of fiscal 2007 and 2006, respectively and $118,000 and $76,000 for the first six months of fiscal 2007 and 2006, respectively. As of April 30, 2007 and 2006, $395,000 and $240,183, respectively of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two and a half and three years, respectively. The compensation cost to be recognized in future periods as of April 30, 2007 and 2006 does not consider or include the effect of stock options that may be issued in subsequent periods.
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
Earnings (Loss) Per Share
Basic earnings (loss) per common share are computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the six months ended April 30, 2007 and 2006, shares subject to outstanding options totaled 1,074,731 and 1,000,342, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(2,533,000)	$4,675,000	$(4,981,000)	$4,625,000

Denominator:
Weighted-average shares outstanding	14,520,000	14,404,000	14,520,000	14,290,000
Effect of dilutive options	—	156,000	—	168,000

Denominator for dilutive earnings per share	14,520,000	14,560,000	14,520,000	14,458,000

Basic income (loss) per share	$(0.17)	$0.32	$(0.34)	$0.32

Diluted income (loss) per share	$(0.17)	$0.32	$(0.34)	$0.32
For the quarters ended April 30, 2007 and 2006, the diluted weighted-average shares outstanding computation excludes 467,000 and 291,000 options, respectively, whose impact would have an anti-dilutive effect. For the six-month periods ended April 30, 2007 and 2006, the dilutive weighted-average shares outstanding computation excludes 520,000 and 318,000 options, respectively, whose impact would have an anti-dilutive effect. For the six months ended April 30, 2007, the effect of stock options was anti-dilutive because of the Company’s loss position.
NOTE 2 – Inventories.
Inventories consisted of the following at April 30, 2007 and October 31, 2006:

	April 30,	October 31,
	2007	2006
Raw materials	$10,000	$93,000
Finished goods	53,115,000	44,878,000

Total inventories, net	$53,125,000	$44,971,000

NOTE 3 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At each of April 30, 2007 and October 31, 2006, goodwill totaled $15,250,000. The following sets forth the intangible assets, excluding goodwill, by major category:

	April 30, 2007			October 31, 2006
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(659,000)	871,000	1,530,000	(541,000)	989,000
Non-competes	1,372,000	(1,093,000)	279,000	1,372,000	(1,011,000)	361,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,560,000	(1,339,000)	221,000	1,502,000	(1,307,000)	195,000

Total intangible assets	$13,352,000	$(3,281,000)	$10,071,000	$13,294,000	$(3,049,000)	$10,245,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the six months ended April 30, 2007 and 2006, aggregate amortization expense was approximately $232,000 and $218,000, respectively.
Amortization expense related to intangible assets at April 30, 2007 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2007	$224,000
2008	438,000
2009	296,000
2010	250,000
2011	163,000
2012	—
Thereafter	—

Total	$1,371,000

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
Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At April 30, 2007, the bank’s reference rate was 8.50%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million. The credit facility also requires the payment of a quarterly commitment fee based on a specified percentage rate applied to the average amount for borrowings during the preceding quarter.

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
On March 7, 2007, the Company entered into the Sixth Amendment to the loan agreement with the Bank to eliminate the ratio of quick assets to current liabilities covenant requirement and waive non-compliance with financial covenants at January 31, 2007.
At April 30, 2007, the Company’s fixed charge coverage ratio of (0.18) to 1:00 and minimum tangible net worth of $79.8 million were not in compliance with the Company’s loan agreement covenants and the Company anticipates that it may not be in compliance with the fixed charge coverage ratio and minimum tangible net worth covenants in future periods. On June 15, 2007, the Company obtained a written waiver of the fixed charge coverage ratio and minimum tangible net worth covenant requirements from its lenders for the period ended April 30, 2007. The Company expects to be in violation of its minimum tangible net worth and fixed charge coverage ratio over the next two quarters of fiscal 2007 and has classified outstanding balances under the credit facility as current. The Company and its lenders are currently in the process of amending the credit facility terms to reflect anticipated covenant violations during the remainder of fiscal 2007. Although there can be no assurances, the Company believes the necessary amendments to the credit facility will be obtained on terms acceptable to the Company and its lenders.
The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $3.5 million at April 30, 2007 as compared to $4.0 million outstanding at April 30,

2006. The Company had $29.5 million outstanding against the revolving credit facility as of April 30, 2007 compared to $29.1 million outstanding at April 30, 2006, and $4.8 million outstanding on the term loan at April 30, 2007 compared to $6.3 million at April 30, 2006. At April 30, 2007, $9.5 million was available for borrowing against the revolving credit facility under the loan agreement, subject to the borrowing base limitations.
NOTE 5 – Issuance of Common Stock.
During the six months ended April 30, 2007 and 2006, common stock and capital in excess of par value increased by $379,000 and $1,459,000, respectively, of which $0 and $1,034,000 was due to the issuance of 0 and 190,776 shares of common stock on exercise of options and $0 and $280,000 was the tax benefit related to the exercise of those options at April 30, 2007 and 2006, respectively. The compensation expense for unvested options granted during the six-month period ended April 30, 2007 and 2006, related to implementation of SFAS No.123R, was $379,000 and $145,000, respectively.
NOTE 6 – Stock-Based Compensation.
SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.
The assumptions used for the six-month periods ended April 30, 2007 and 2006 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Expected life (years)	5.01	3.71	4.97	3.76
Risk-free interest rate	4.50%	4.68%	4.60%	4.56%
Volatility	37.1%	38.1%	37.4%	38.5%
Dividend yields	—	—	—	—

Weighted-average fair value of options during the period	$3.05	$3.00	$2.99	$2.94
NOTE 7 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income (loss) in addition to net income (loss) for the period. The following table sets forth the components of comprehensive income (loss) for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net income (loss)	$(2,533,000)	$4,675,000	$(4,981,000)	$4,625,000
Effects of foreign currency transaltion	818,000	630,000	1,086,000	493,000

Total comprehensive income (loss)	$(1,715,000)	$5,305,000	$(3,895,000)	$5,118,000

NOTE 8 – Legal Proceedings.
On February 27, 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff seeks statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. In response, on May 8, 2007, the Company filed a motion to dismiss the complaint under Rule 12(b)(6) of the Federal Rules of Civil Procedure contending that the complaint fails to state a claim upon which relief can be granted. The motion is set to be heard on June 18, 2007. If granted, the case may be dismissed. If the motion is denied, the Company expects there will be further proceedings, including the taking of discovery by both sides, possible motions for summary judgment and an eventual motion by plaintiff to certify this matter as a class action.
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
NOTE 9 – Income Taxes.
During the financial close for the quarter ended April 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS 109”). SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.
SFAS 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year projected cumulative loss for the prior fiscal years ending October 31, 2006 and 2005 together with an expected loss for the full year of 2007, the Company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

Accordingly, the Company recorded tax charges in the second quarter of 2007 of $1.3 million to establish a valuation allowance against non-originating deferred tax assets and a $1.6 million valuation allowance against originating deductible temporary differences. These tax charges are recorded in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until other positive evidence is sufficient to justify realization.
The realization of the remaining deferred tax assets of approximately $2.8 million is primarily dependent on estimated taxable income from potential tax planning strategies (as defined under SFAS 109). Any reduction in estimated forecasted future taxable income may require the Company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
NOTE 10 – Segment Information.
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

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net revenues:
Domestic	$37,367,000	$44,705,000	$58,946,000	$69,390,000
Gekko Brands, LLC	9,806,000	8,146,000	20,234,000	18,242,000
Ashworth, U.K., Ltd.	8,518,000	8,712,000	13,330,000	13,190,000
Other International	4,173,000	4,457,000	5,626,000	5,810,000

Total	$59,864,000	$66,020,000	$98,136,000	$106,632,000

Income (loss) from operations:
Domestic	$(852,000)	$5,236,000	$(5,320,000)	$4,808,000
Gekko Brands, LLC	645,000	386,000	1,298,000	844,000
Ashworth, U.K., Ltd.	430,000	1,454,000	549,000	1,501,000
Other International	1,177,000	1,297,000	1,373,000	1,498,000

Total	$1,400,000	$8,373,000	$(2,100,000)	$8,651,000

Capital expenditures:
Domestic	$690,000	$2,718,000	$1,956,000	$3,284,000
Gekko Brands, LLC	99,000	181,000	201,000	232,000
Ashworth, U.K., Ltd.	140,000	25,000	164,000	39,000

Total	$929,000	$2,924,000	$2,321,000	$3,555,000

Depreciation expense:
Domestic	$1,272,000	$1,161,000	$2,539,000	$2,310,000
Gekko Brands, LLC	110,000	107,000	211,000	208,000
Ashworth, U.K., Ltd.	55,000	77,000	105,000	153,000

Total	$1,437,000	$1,345,000	$2,855,000	$2,671,000

	April 30,	October 31,
	2007	2006
Total assets:
Domestic	$101,983,000	$92,337,000
Gekko Brands, LLC	43,261,000	42,597,000
Ashworth, U.K., Ltd.	23,637,000	22,517,000
Other International	7,831,000	6,592,000

Total	$176,712,000	$164,043,000

Long-lived assets, at cost:
Domestic	$64,112,000	$62,937,000
Gekko Brands, LLC	29,415,000	29,209,000
Ashworth, U.K., Ltd.	2,263,000	2,683,000

Total	$95,790,000	$94,829,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$15,250,000

NOTE 11 – Subsequent Events.
Consulting, Employment and Non-Competition Agreements
On June 5, 2007, Eric S. Salus, who was appointed a Director of the Board of Directors (the “Board”) of the Company effective April 16, 2007, entered into an agreement with the Company dated as of June 1, 2007 whereby Mr. Salus will provide consulting services relating to corporate management and operations (the “Agreement”). All assignments under the Agreement must be approved by mutual agreement of Mr. Salus and the Chief Executive Officer of the Company. Mr. Salus has agreed to provide such services for five (5) business days per calendar month. The consulting engagement under the Agreement shall continue until March 30, 2008, but may be earlier terminated by either party with 60-days notice. Mr. Salus shall be compensated for the duration of service under this Agreement with (a) an upfront, non-refundable, one-time cash retainer of $25,000, (b) an additional cash retainer of $15,500 per month, payable at the end of each month of service, and (c) a non-qualified stock option grant covering 10,000 shares of Ashworth’s common stock, with an exercise price equal to 100% of fair market value of the common stock on the date of grant. The foregoing cash and stock option compensation will be in addition to, and not in lieu of, any and all compensation paid to Mr. Salus for his continuing service on the Board. Provided that he submits verification of expenses as the Company may reasonably require, Mr. Salus shall be reimbursed for reasonable out-of-pocket expenses incurred in connection with the performance of his services under the Agreement.
On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC, entered into two and five year employment and non-competition agreements with certain selling members of Gekko Brands, LLC who are currently employees of Gekko Brands, LLC (“the Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending sections 1.2(c) and 1.3 of the Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of Gekko Brands, LLC by the Company. Under the Purchase Agreement, an additional $6,500,000 would be paid to the Gekko Employees if the subsidiary achieved certain specified EBIT and other operating targets to be accounted for as additional cost of the acquired entity. From July 7, 2004 through October 31, 2006, Gekko Brands, LLC achieved the specified EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments for fiscal years 2007 and 2008 will be accounted for as compensation and recognized into expense on a straight-line basis over the term of the employment and non-competition agreements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company operates in an industry that is highly competitive, and it must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this report. See “Cautionary Statements and Risk Factors” below.
     Because the Company’s business is seasonal, the current balance sheet balances at April 30, 2007 may more meaningfully be compared to the balance sheet balances at April 30, 2006, rather than to the balance sheet balances at October 31, 2006.

Cautionary Statements and Risk Factors
This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believes,” “anticipates,” “expects,” “predicts,” “estimates,” “projects,” “will be,” ‘will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. For more information on the risks to which the Company is subject. The Company’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2006, other reports filed or furnished there after and amendments to any of the foregoing reports.
Critical Accounting Policies
The SEC’s Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), encourages companies to provide additional disclosure and commentary on those accounting policies considered to be critical. The Company has identified the following critical accounting policies that affect its significant judgments and estimates used in the preparation of its consolidated financial statements.
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
     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buy-down) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $4.2 million at April 30, 2007 compared to $4.0 million at October 31, 2006 and $3.8 million at April 30, 2006.
     Allowance for Doubtful Accounts. Management must make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $45.9 million, net of allowances for doubtful accounts of $1.0 million, at April 30, 2007, as compared to the balance of $34.0 million, net of allowances for doubtful accounts of $1.1 million, at October 31, 2006. At April 30, 2006, the trade accounts receivable balance was $50.7 million, net of allowances for doubtful accounts of $1.1 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $53.1 million, net of inventory write-downs of $4.8 million, at April 30, 2007, as compared to an inventory balance of $45.0 million, net of inventory write-downs of $3.5 million, at October 31, 2006. At April 30, 2006, the inventory balance was $53.1 million, net of inventory write-downs of $4.1 million.
     Deferred Taxes. SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.
Share-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires significant judgment, including estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Off-Balance Sheet Arrangements
     At April 30, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute off-balance sheet arrangements as defined in Item 303 of SEC Regulation S-K. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu®, and The Game® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. All of the Company’s apparel production in the second quarter of fiscal 2007 was through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     During the second quarter ending April 30, 2007, revenues in the Company’s green grass distribution channel decreased 21.9% as compared to the same period of fiscal 2006, primarily due to increased competitive pressure, an overall continued softness in the golf market, a consolidation of stores due to their acquisition by a significant customer and the reduction of the amount of off-priced sales. This reduction in sales volume in the golf channel for the second quarter of fiscal 2007 had a further negative impact on gross margin resulting from the under-utilization of the EDC’s embroidery capacity — specifically, the fixed and indirect costs associated with embroidery that were recognized in the period. Based on the Company’s anticipated sales volume for the second half of fiscal 2007, the Company believes that the under-utilization of the EDC will continue to negatively affect gross margin for the remainder of fiscal 2007. The Company is currently evaluating various options, including, among others: developing a joint venture to better utilize available embroidery capacity; or selling the EDC and utilizing external distribution providers and contract embroiderers. The Company is currently evaluating all available options and there is no guarantee that any agreement will be reached as a result of this process.
     On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC, entered into two and five year employment and non-competition agreements with certain selling members of Gekko Brands, LLC who are currently employees of Gekko Brands, LLC (“the Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending sections 1.2(c) and 1.3 of the Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of Gekko Brands, LLC by the Company. Under the Purchase Agreement, an additional $6,500,000 would be paid to the Gekko Employees if the subsidiary achieved certain specified EBIT and other operating targets to be accounted for as additional cost of the acquired entity. From July 7, 2004 through October 31, 2006, Gekko Brands, LLC achieved the specified EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments for fiscal years 2007 and 2008 will be accounted for as compensation and recognized into expense on a straight-line basis over the term of the employment and non-competition agreements.
     During the financial close for the quarter ended April 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year projected cumulative loss for the prior fiscal years ended October 31, 2006 and 2005 together with an expected loss for the full year of 2007, the Company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

     Accordingly, the Company recorded tax charges in the second quarter of 2007 of $1.3 million to establish a valuation allowance against non-originating deferred tax assets and a $1.6 million valuation allowance against originating deductible temporary differences. These tax charges are recorded in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until other positive evidence is sufficient to justify realization.
     On March 7, 2007, the Company entered into the Sixth Amendment to the loan agreement with the Bank to eliminate the ratio of quick assets to current liabilities covenant requirement and waive non-compliance with financial covenants at January 31, 2007.
     At April 30, 2007, the Company’s fixed charge coverage ratio of (0.18) to 1:00 and minimum tangible net worth of $79.8 million were not in compliance with the Company’s loan agreement covenants and the Company anticipates that it may not be in compliance with the fixed charge coverage ratio and minimum tangible net worth covenants in future periods. On June 15, 2007, the Company obtained a written waiver of the fixed charge coverage ratio and minimum tangible net worth covenant requirements from its lenders for the period ended April 30, 2007. The Company expects to be in violation of its minimum tangible net worth and fixed coverage charge ratio over the next two quarters of fiscal 2007 and has classified outstanding balances under the credit facility as current. The Company and its lenders are currently in the process of amending the credit facility terms to reflect anticipated covenant violations during the remainder of fiscal 2007. Although there can be no assurance, the Company believes the necessary amendments to the credit facility will be obtained on terms acceptable to the Company and its lenders. See Note 4 to the condensed consolidated financial statements in this Form 10-Q.
     Innovation. The Company continues to be a market leader in offering high quality apparel for on-course performance and off-course lifestyle apparel for the golf consumer. The combination of technical innovation and luxury fabrications allows the Company to continue to serve a broad segment of the marketplace.
     The Ashworth brand offers the latest innovations in luxurious cotton performance with its updated EZ-TECHTM Collection of products that include moisture wicking properties in addition to easy care performance that resists wrinkles, shrinkage, pilling and fading.
     In 2006, the Company completed its largest offering of the stand-alone AWS® (Ashworth Weather Systems) performance line. The Company believes the AWS collection strongly places the Ashworth brand in the growing performance apparel segment of the marketplace.
     These latest product innovations are distributed in all sales channels as well as being represented on the PGA Tour by Team Ashworth Tour Professionals, including Fred Couples, Chris DiMarco and Nick Watney.
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
     The Callaway Golf apparel brand represents all aspects of Callaway Golf under the Collection, Sport, X Series and Women’s labels. As a leader in quality, innovation and performance, the Callaway Golf X Series line offers products for any golf course condition. The Dry Sport, Wind Sport, Warm Sport and Rain Sport products are represented in the X Series lines under the Callaway Performance Center Collection.
     The Company believes the Ashworth and Callaway Golf apparel brands complement each other and enable the Company to offer a broad representation of products for today’s golfer.
     Information Technology. In December 2005, the Company signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system. The current computer system was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business. The new ERP system is expected to provide management with timely, consolidated information to gain better visibility into our business drivers. The time required to complete the initial design phase of the project exceeded the Company’s and the systems consultant’s original estimate, pushing the first phase implementation of the system in the United Kingdom to November 1, 2007. Management believes the second phase of implementation at the Company’s corporate headquarters should begin during the first half of fiscal 2009.
Results of Operations
Second quarter 2007 compared to second quarter 2006
     Consolidated net revenues for the second quarter of fiscal 2007 decreased by 9.3% to $59.9 million from $66.0 million for the same period of the prior fiscal year, primarily due to sales decreases in the Company’s domestic golf, retail, and corporate distribution channels as well as Ashworth U.K. and the Other International Segment. These decreases were partly offset by increases in sales from Gekko Brands, LLC (“Gekko”) and the Company-owned outlet stores.
     Net revenues for the domestic segment (excluding Gekko) decreased 16.4% to $37.4 million for the second quarter of fiscal 2007 from $44.7 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased 8.5% or $0.6 million for the second quarter of fiscal 2007, primarily due to an overall slowness of retail sell-through, account consolidation in the channel as well as a reduction of under-performing locations. The Company will seek to continue to improve its brand positioning by focusing on premium retail accounts and locations within the channel.
     Net revenues from the green grass and off-course specialty distribution channel decreased 21.9% or $6.1 million for the second quarter of fiscal 2007 as compared to the same period of fiscal 2006, primarily due to continuing competitive pressure, an overall softness in the golf market, and the Company’s strategic initiative to reduce the amount of off-priced sales in the channel to improve the quality of distribution. The Company believes the repositioning of its green grass sales management team, together with other brand development initiatives implemented during the recent few months, will help to improve sales in the golf channel.

     Net revenues from the Company’s corporate distribution channel decreased 10.2% or $0.7 million for the second quarter of fiscal 2007 as compared to the same period of fiscal 2006. The decrease in the corporate channel resulted from missed sales opportunities due to out of stock positions in selected styles. The Company believes that the narrowing of Corporate assortments and the use of its new data warehouse technology will improve its inventory productivity and customer in-stock position.
     Net revenues from the Company-owned outlet stores increased 3.3% or $0.1 million for the second quarter of fiscal 2007, primarily due to revenue contributions from the opening of four new outlet stores in the last three quarters of 2006 bringing the Company’s total number of outlet stores to 18. The new outlet stores contributed $0.6 million in sales during the second quarter of fiscal 2007 while comparative stores opened for at least one year were down 16.9%. Much of the decline was due to reduced foot traffic in the Company’s outlet stores resulting from cooler weather conditions.
     Net revenues for Gekko increased 20.4% or $1.7 million to $9.8 million for the second quarter of fiscal 2007 as compared to $8.1 million for the same period of the prior fiscal year. The increase was primarily driven by the continued sales growth of Ashworth apparel in the collegiate/bookstore channel, Game Select dealer program, NASCAR/racing, outdoor sporting and other event distribution channels.
     Net revenues for Ashworth U.K., Ltd. decreased 2.2% or $0.2 million to $8.5 million for the second quarter of fiscal 2007 from $8.7 million for the same period of the prior fiscal year. The decrease was primarily due to a single customer in the specialty retail distribution channel.
     Net revenues for the other international segment decreased 6.6% or $0.3 million to $4.2 million for the second quarter of fiscal 2007 from $4.5 million for the same period of the prior fiscal year.
     Consolidated gross margin for the second quarter of fiscal 2007 decreased 650 basis points to 38.8% as compared to 45.3% for the same period of the prior fiscal year. The decrease in consolidated gross margin was primarily due to costs associated with the under-utilization of the Company’s EDC, a direct result of the decrease in revenues from the Company’s golf distribution channel along with an increase in markdown and other allowances granted to customers in the Company’s domestic golf, retail and corporate distribution channels as compared to the same period a year ago.
     Consolidated selling, general and administrative (“SG&A”) expenses increased $0.3 million or 1.4% to $21.8 million for the second quarter of fiscal 2007 from $21.5 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 36.5% for the second quarter of fiscal 2007 as compared to 32.6% for the same period of the prior fiscal year. The increase in SG&A expenses was primarily due to an increase in advertising and other sales initiatives focused on improving the Company’s golf distribution channel as well as the full-year effect of the addition of four new outlet stores during the second half of fiscal 2006. These increases were partly offset with reductions in legal and consulting fees associated with the Company’s 2006 Annual Meeting of Shareholders, and strategic alternatives process, as well as a reduction in costs related to the Company’s compliance with Sarbanes-Oxley.
     Total net other expense increased 36.3% or $211,000 to $793,000 for the second quarter of fiscal 2007 as compared to $582,000 for the same period of the prior fiscal year. The increase in other expense was primarily driven by a decrease in the favorable currency exchange rates as compared to the same period in fiscal 2006 as well as an increase in interest expense as the borrowing rate for the Company’s revolving credit facility has risen over the last 12 months.

     It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such discrete items is recognized in the interim period in which the event occurs.
     The effective rate for the income tax provision for the three months ended April 30, 2007 and 2006 was 518% and 40%, respectively. The increase in the effective rate for the current period as compared to the same period of the prior fiscal year is primarily due to discrete one-time charges of $1.3 million to establish a valuation allowance against non-originating deferred tax assets and a $1.6 million valuation allowance against originating deductible temporary differences.
Six months ended April 30, 2007 compared to six months ended April 30, 2006
     Consolidated net revenues for the first six months of fiscal 2007 decreased 8.0% to $98.1 million from $106.6 million for the same period of the prior fiscal year. This was primarily due to decreased sales in the Company’s domestic golf, retail and corporate distribution channels as well as in the other international segment. These decreases were partly offset by increases in sales from Gekko, Ashworth U.K., Ltd, and the Company-owned outlets.
     Net revenues for the domestic segment (excluding Gekko) decreased 15.0% or $10.4 million to $58.9 million in the first six months of fiscal 2007 from $69.3 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased 14.1% or $1.7 million in the first six months of fiscal 2007 as compared to the same period of the prior fiscal year, primarily due to an overall slowness of retail sell-through during the holiday season, account consolidation in the channel as well as the reduction of under-performing locations.
     Net revenues from the green grass and off-course specialty distribution channel decreased 21.9% or $8.6 million in the first six months of fiscal 2007 as compared to the same period of the prior fiscal year. This decrease was primarily due to continuing competitive pressure, an overall softness in the traditional green grass channel, account consolidation and the Company’s strategic plan to reduce the amount of off-priced sales in the channel in an effort to improve the quality of distribution.
     Net revenues from the Company’s corporate distribution channel decreased 4.8% or $0.6 million in the first six months of fiscal 2007 as compared to the same period of the prior fiscal year. The decrease in sales resulted primarily from missed sales opportunities due to out of stock positions in selected styles.
     Net revenues from the Company outlet stores increased 10.8% or $0.5 million in the first six months of fiscal 2007 as compared to the same period of the prior fiscal year, primarily due to revenue contributions from the opening of four new outlets during the second half of fiscal 2006 bringing the Company’s total number of outlet stores to 18. The new outlet stores contributed $1.2 million in sales while comparative stores opened for at least one year were down 12.6%. The decline was due to reduced holiday traffic and cooler then normal weather conditions throughout the country during the period.
     Net revenues for Gekko increased 10.9% or $2.0 million to $20.2 million for the first six months of fiscal 2007 as compared to $18.2 million for the same period of the prior fiscal year. The increase was primarily due to cross-selling of Ashworth apparel into the collegiate/bookstore channel and the Game

Select dealer program along with increased sales in its corporate and outdoors direct distribution channels. These increases were partly offset by a decrease in the NASCAR/racing and other event channels.
     Net revenues for Ashworth U.K., Ltd. increased 1.1% or $0.1 million to $13.3 million in the first six months of fiscal 2007 from $13.2 million for the same period of the prior fiscal year.
     Net revenues for the other international segment decreased 3.4% to $5.6 million in the first six months of fiscal 2007 from $5.8 million for the same period of the prior fiscal year.
     Consolidated gross margin for the first six months of fiscal 2007 decreased 530 basis points to 39.6% as compared to 44.9% for the same period of the prior fiscal year. The decrease in consolidated gross margin was primarily due to costs associated with the under-utilization of the Company’s EDC, a direct result of the decrease in revenues from the Company’s golf distribution channel in combination with an increase in markdown and other allowances granted to customers in the Company’s domestic golf, retail and corporate distribution channels as compared to the same period of the prior fiscal year.
     Consolidated SG&A expenses increased 4.2% or $1.7 million to $40.9 million for the first six months of fiscal 2007 from $39.2 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 41.7% of net revenues for the first six months of fiscal 2007, as compared to 36.8% for the same period of the prior fiscal year. This increase in SG&A is primarily attributable to increased advertising and trade show expenses related to the PGA show and other sales initiatives focused on improving the Company’s golf distribution channel, increased staffing in support of Gekko’s revenue growth as well as the full-year effect of the addition of four new outlet stores during the second half of fiscal 2006. These increases were partly offset by reductions in legal and consulting fees associated with the Company’s 2006 Annual Meeting of Shareholders, and strategic alternatives process, as well as a reduction in costs related to the Company’s Sarbanes-Oxley compliance and its annual audit.
     Total net other expense increased 54.1% or $0.5 million to $1.4 million in the first six months of fiscal 2007 as compared to $0.9 million for the same period of the prior fiscal year, primarily driven by a reduction in favorable currency exchange rates and increased interest expense.
     The effective income rate for the income tax provision for the six months ended April 30, 2007 and 2006 was (43%) and 40%, respectively. The increase in the effective rate for the six month period ended April 30, 2007 as compared to the same period a year ago is primarily due to discrete one-time charges in the second quarter of $1.3 million to establish a valuation allowance against non-originating deferred tax assets and a $1.6 million valuation allowance against originating deductible temporary
Capital Resources and Liquidity
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
     During the first six months ended April 30, 2007, net cash used in operating activities was $17.1 million as compared to $6.2 million used in operating activities during the same period of the prior fiscal year. The increase in cash used in operations was primarily due to a net operating loss of $2.1 million as compared to operating income of $4.6 million for the same period of the prior fiscal year along with an increase in other working capital requirements during the period.
     Net cash used in investing activities was $2.4 million for the first six months ended April 30, 2007 as compared to $3.6 million used in investing activities during the same period of the prior fiscal year. The decrease in cash used in investing activities was primarily attributable to reduced capital purchases associated with the Company’s EDC.
     Net cash provided in financing activities was $15.2 million for the first six months ended April 30, 2007 as compared to $11.4 million provided in financing activities during the same period of the prior fiscal year. The increase in cash provided from financing activities was primarily attributable to an increase in borrowings net of repayments associated with the Company’s revolving credit facility, partly offset by a decrease in proceeds from the issuance of common stock related to the exercising of stock options.
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
     Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to EBITDA ratio (the “Applicable Rate”). At April 30, 2007, the Applicable Rate was 8.50%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
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
     The loan agreement was also modified, pursuant to the Fourth Amendment, to reflect the change to a borrowing base commitment. The primary requirements under the borrowing base denote that the bank shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the bank exceed the sum of (a) seventy-five percent (75%) of the Company’s eligible accounts receivable, and (b) fifty-five percent (55%) of the Company’s eligible inventory. If at any time the Company’s obligations to the bank under the referenced facilities exceed the permitted sum, the Company is obligated to immediately repay to the bank such excess. The applicable rate schedule was adjusted to reflect an additional pricing tier based on the average daily funded debt to EBITDA ratio. The Fourth Amendment also amended certain financial covenants and maintenance requirements under the loan agreement as follows:
1)	Minimum tangible net worth equal to the sum of $75.0 million; plus the sum of 90% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after January 31, 2006; plus, the net proceeds from any equity securities issued after the date of the Fourth Amendment, including net proceeds from stock option exercises;

2)	A ratio of quick assets to current liabilities (including the outstanding amount of loans and letter of credit obligations) of at least 0.90:1:00, except for the fiscal quarters ending January 31 and April 30, as to which the ratio of quick assets to current liabilities shall be at least 0.75:1:00;

3)	Capital expenditures are not to exceed more than $7 million in any fiscal year;

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
     On March 7, 2007, the Company entered into the Sixth Amendment to the loan agreement with the Bank to eliminate the ratio of quick assets to current liabilities covenant requirement and waive non-compliance with financial covenants at January 31, 2007.
     At April 30, 2007, the Company’s fixed charge coverage ratio of (0.18) to 1:00 and minimum tangible net worth of $79.8 million were not in compliance with the Company’s loan agreement covenants and the Company anticipates that it may not be in compliance with the fixed charge coverage ratio and minimum tangible net worth covenants in future periods. On June 15, 2007, the Company obtained a written waiver of the fixed charge coverage ratio and minimum tangible net worth covenant requirements from its lenders for the period ended April 30, 2007. The Company expects to be in violation of its minimum tangible net worth and fixed coverage charge ratio over the next two quarters of fiscal 2007 and has classified outstanding balances under the credit facility as current. The Company and its lenders are currently in the process of amending the credit facility terms to reflect anticipated covenant violations during the remainder of fiscal 2007. Although there can be no assurance, the Company believes the necessary amendments to the credit facility will be obtained on terms acceptable to the Company and its lenders. See Note 4 to the condensed consolidated financial statements in this Form 10-Q.
     The revolving line of credit under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $3.5 million at April 30, 2007 as compared to $4.0 million outstanding at April 30, 2006. The Company had $29.5 million outstanding against the revolving credit facility as of April 30, 2007 compared to $29.1 million outstanding at April 30, 2006, and $4.8 million outstanding on the term loan at April 30, 2007 compared to $6.3 million at April 30, 2006. At April 30, 2007, $9.5 million was available for borrowing against the revolving credit facility under the loan agreement, subject to the borrowing base limitations.
     Consolidated net trade receivables were $45.9 million at April 30, 2007, an increase of $11.9 million from the balance at October 31, 2006. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $50.7 million at April 30, 2006, rather than the year-end balance. Compared to net trade receivables at April 30, 2006, net trade receivables decreased by $4.9 million primarily due to a decrease in sales in the Company’s domestic golf, retail and corporate distribution channels during the six months ended April 30, 2007.
     Consolidated net inventories increased 18.0% to $53.1 million at April 30, 2007 from $45.0 million at October 31, 2006, primarily due to the seasonal nature of the Company’s golf distribution channel and the Company’s inventory requirements to meet expected market demand in the Spring/Summer selling season. Compared to net inventories of $53.1 million at April 30, 2006, net inventories at April 30, 2007 did not change.
     Consolidated current liabilities increased 42.3% to $53.5 million at April 30, 2007 from $37.6 million at October 31, 2006. Compared to current liabilities of $54.9 million at April 30, 2006, current liabilities decreased 2.6% primarily due to a decrease in trade accounts payable, partly offset by an increase in other current liabilities.

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
     During the first six months of fiscal 2007, the Company incurred capital expenditures of $2.3 million primarily for computer systems and equipment and leasehold improvements related to the new outlet stores. The Company anticipates capital spending of approximately $0.6 million during the remainder of fiscal 2007, primarily on information systems improvements. Management currently intends to finance the purchase of additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     On February 7, 2007, the Company entered into a capital lease agreement with Mazuma Capital to purchase two trade show booths constructed to the Company’s specification with total payments of $683,837. The terms of the lease agreement call for 36 monthly payments of $20,917 in advance with a deposit for the last payment paid at the beginning of the lease. The last payment is due on January 1, 2010. The total interest paid over the life of the agreement will be $69,189. The trade show booths have an estimated life of three years.
     On April 30, 2006, the Company entered into an operating lease agreement with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or “Lessor”) for an IBM server with all applicable software, accessories and upgrade package with total payments of $595,166. The terms of the lease agreement call for 42 monthly payments of $14,171, in advance. The last payment is due on September 30, 2009. The total interest paid over the life of the agreement will be $8,394. The equipment has an estimated life of five years.
     On April 3, 2006, the Company entered into a capital lease agreement with Antares Leasing Corporation, Inc. for the purchase of a software license as part of the implementation of the Company’s new ERP system. The lease began in April 2006 for a 36 month term, ending March 2009 with total payments of $556,000. The lease agreement calls for 12 quarterly payments of $53,450 with an imputed interest rate of 9.08%. The portion of the software license asset is expected to be placed into service in November 2007. It will be depreciated over a three year life using the straight-line method.
     On August 30, 2004, the Company agreed to a schedule with KEF, thereby completing the Master Equipment Lease Agreement, dated as of June 23, 2003, and previously entered into by Ashworth and KEF. Under the terms of the lease, the Company is leasing equipment for its EDC and the aggregate cost of the equipment was approximately $10.4 million. The initial term of the lease is for 91 months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes); (2) renew the lease on a month to month basis at the same rent payable at the expiration of the initial lease term; (3) renew the lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value; or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the lease.
     The Company is party to an exclusive licensing agreement with Callaway Golf Company, which requires certain minimum royalty payments which began in January 2003. The revenues from the Callaway Golf apparel product line have been, and the Company believes will continue to be, sufficient to cover such minimum guarantees in the foreseeable future.
     Common stock and capital in excess of par value increased by $379,000 in the six months ended April 30, 2007, due entirely to SFAS No. 123R compensation expense of unvested options.
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
Recent Accounting Pronouncements
     On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified elections dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s debt consists of a term loan, a mortgage note, notes payable and capital lease obligations which had a total balance of $17.4 million at April 30, 2007. The debt bears interest at fixed rates ranging from 3.5% to 9.1%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company also had $29.5 million outstanding at April 30, 2007 on its revolving line of credit with interest charged at the bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to EBITDA ratio (the “Applicable Rate”). At April 30, 2007, the Applicable Rate was 8.5% (prime plus .25%). The loan agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $0.5 million. A hypothetical 10% increase in interest rates during the six months ended April 30, 2007 would have resulted in a $82,000 decrease in net income.
     For details regarding the Company’s variable and fixed rate debt, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. If the Company had such contracts they would provide that, on specified dates, the Company would sell the bank a specified number of British pounds or Canadian dollars in exchange for a specified number of U.S. dollars. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. Such contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at April 30, 2007 or October 31, 2006. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
The Company has appointed a new CFO, Eric R. Hohl, as of March 19, 2007. During the interim period between the resignation of the former CFO and appointment of the current CFO, duties relating to disclosure controls and procedures and internal control over financial reporting have been performed collectively by the Company’s CEO and our PAO.
The Company carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation and our evaluation as of October 31, 2006 included in its Form 10-K filed on January 16, 2007, the Company’s CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting discussed in Item 9A, Controls and Procedures of its Form 10-K, the Company’s disclosure controls and procedures were not effective as of April 30, 2007.
Evaluation of Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s management and directors; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended April 30, 2007, management has continued to take corrective action to remediate the material weakness identified in our most recent Annual Report on Form 10-K. In addition to the remediation noted in that report and remediation conducted during the fiscal quarter ended January 31, 2007, management has updated the internal controls and processes for this area to ensure compliance with generally accepted accounting principles (GAAP) and facilitate more regular and thorough reviews.
To date, neither the Company nor its independent registered public accounting firm have performed testing or other procedures that will attest to the effectiveness of these corrective actions. However, such procedures are expected to be performed prior to the end of the current fiscal year. Because remediation will not be fully completed until management has fully tested all corrective actions, the Company must state that this material weakness continued to exist at April 30, 2007.
As noted above, the Company has appointed a new CFO, Eric R. Hohl, as of March 19, 2007. Certain internal control duties previously performed by the CEO and our PAO are now performed by the CFO. The Company does not believe that this change in control responsibility has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.
Except for the changes noted above, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On February 27, 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The suit was filed on February 27, 2007 in the United States District Court for the Central District of California. The plaintiff seeks statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. In response, on May 8, 2007 the Company filed a motion to dismiss the complaint under Rule 12(b)(6) of the Federal Rules of Civil Procedure contending that the complaint fails to state a claim upon which relief can be granted. The motion is set to be heard on June 18, 2007. If granted, the case may be dismissed. If the motion is denied, the Company expects there will be further proceedings, including the taking of discovery by both sides, possible motions for summary judgment and an eventual motion by plaintiff to certify this matter as a class action.
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
Item 1A. Risk Factors
     There are no material changes from the risk factor disclosure provided in the Company’s Form 10-K for the year ended October 31, 2006, as supplemented or amended by the Company’s filings on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

Item 3.	DEFAULTS UPON SENIOR SECURITIES – Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Not applicable

Item 5.	OTHER INFORMATION -None

Item 6.	EXHIBITS

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No.001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(e)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(f)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(h)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(i)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(j)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).
10(l)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(n)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)(1)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(2)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(3)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(4)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(q)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(r)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Second Amended and Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*	Agreement as to Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. effective September 12, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*	Amended and Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)*	Amended and Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.5 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(2)*	Amended and Restated Change In Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.6 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(1)*	Amended and Restated Employment Agreement with the Company’s Executive Vice President, Green Grass Sales and Merchandising, Peter E. Holmberg, effective as of October 25, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on October 31, 2006 (File No. 001-14547) and incorporated herein by reference).
10(u)(2)*	Amended and Restated Change in Control Agreement with the Company’s Executive Vice President, Merchandising, Design and Production, Peter E. Holmberg, effective as of February 28, 2006 (filed as Exhibit 10.4 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10.5 to the Company’s Form 10-K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)*	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.7 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)*	Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.8 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)*	Release Agreement with the Company’s Executive Vice President and Chief financial Officer, Winston E. Hickman, dated November 16, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 11, 2006 (File No. 001-14547) and incorporated herein by reference).
10(x)	Personal Services Agreement effective September 12, 2005 by and between Ashworth, Inc. and Peter M. Weil (filed as Exhibit 10.2 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)*	Employment Agreement with the Company’s Chief Executive Officer, Peter M. Weil, dated November 27, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 28, 2006 (File No. 001-14547) and incorporated herein by reference).
10(y)	Settlement Agreement, dated May 5, 2006, by and among the Company and Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael S. Koeneke, David M. Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC, Brian Black, and Peter M. Weil (filed as Exhibit 10.1 to the Company’s Form 8-K on May 9, 2006 (File No. 001-14547) and incorporated herein by reference).

10(z)*	Form of Indemnification Agreement by and between the Company and its Directors, Officers and Other Employees Designated by the Board (filed as Exhibit 10.1 to the Company’s Form 8-K on December 15, 2006 (File No. 001-14547) and incorporated herein by reference).
10(aa)*	Offer of Employment Agreement effective October 10, 2005 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10(aa) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aa)(1)*	Change in Control Agreement effective as of February 9, 2006 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10(aa)(1) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aa)(2)*	Promotion and Retention Bonus Agreement effective February 10, 2006 by and between Ashworth, Inc. and Greg. W. Slack (filed as Exhibit 10(aa)(2) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ab)*	Employment Letter between Eric R. Hohl and the Company, dated March 5, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 7, 2007(File No. 001-14547) and incorporated herein by reference).

10(ac)	Employment Letter between Edward J. Fadel and the Company, dated May 23, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ad)	Severance and Release Agreement between Gary I. (“Sims”) Schneiderman and the Company, dated May 25, 2007 (filed as Exhibit 10.2 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ae)	Severance and Release Agreement between Peter E. Holmberg and the Company, dated May 25, 2007 (filed as Exhibit 10.3 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(af)	Personal services agreement between Ashworth, Inc., a Delaware corporation and its successors or assignees, and Eric S. Salus (filed as Exhibit 10.1 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).
10(ag)	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and J. Neil Stillwell. (filed as Exhibit 10.1 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ah)	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Calvin J. Martin, Jr. (filed as Exhibit 10.2 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).
10(ai)	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Phil R. Stillwell. (filed as Exhibit 10.3 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aj)	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Jeffery N. Stillwell. (filed as Exhibit 10.4 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference)

10(ak)	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Thomas Patrick Allison, Jr. (filed as Exhibit 10.5 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Eric R. Hohl.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Eric R. Hohl.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date:	June 18, 2007	By:

Peter M. Weil
Chief Executive Officer

Date:	June 18, 2007	By:

Eric R. Hohl
EVP and Chief Financial Officer
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Eric R. Hohl.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by Eric R. Hohl.