Form 10-Q/A
period 2007-04-30
ASHWORTH INC
filed 2007-06-19
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at May 31, 2007

$.001 par value Common Stock	14,520,175

INDEX

PAGE

Explanatory Note	1

Signatures	2

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
-i-

EXPLANATORY NOTE
Ashworth, Inc. is filing this amended Form 10-Q solely to include the conformed signatures for the Form 10-Q that were inadvertently omitted from the original document filed with the U.S. Securities and Exchange Commission on June 18, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date: June 18, 2007	By:	/s/Peter M. Weil
Peter M. Weil
Chief Executive Officer

Date: June 18, 2007	By:	/s/Eric R. Hohl
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

2