Form 10-Q
period 2007-07-31
ASHWORTH INC
filed 2007-09-10
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at August 31, 2007

$.001 par value Common Stock	14,658,511

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2007	October 31, 2006
	(UNAUDITED)
Assets

Current assets:
Cash and cash equivalents	$7,869,000	$7,508,000
Accounts receivable – trade, net	31,334,000	33,984,000
Accounts receivable – other, net	194,000	526,000
Inventories, net	53,608,000	44,971,000
Income tax refund receivable	923,000	3,743,000
Other current assets	4,359,000	5,247,000
Deferred income tax asset, net	440,000	3,116,000

Total current assets	98,727,000	99,095,000

Property, plant and equipment, at cost	67,702,000	65,958,000
Less accumulated depreciation and amortization	(29,399,000)	(26,832,000)

Total property, plant and equipment, net	38,303,000	39,126,000
Goodwill	15,250,000	15,250,000
Intangible assets, net	9,963,000	10,245,000
Other assets	372,000	327,000

Total assets	$162,615,000	$164,043,000

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit payable	$22,300,000	$14,000,000
Current portion of long-term debt	2,339,000	2,117,000
Accounts payable	10,287,000	10,724,000
Accrued liabilities:
Salaries and commissions	4,260,000	4,077,000
Other	5,842,000	6,681,000

Total current liabilities	45,028,000	37,599,000

Long-term debt, net of current portion	14,385,000	15,671,000
Deferred income tax liability	1,965,000	1,965,000
Other long-term liabilities	76,000	174,000
Stockholders’ equity:
Common stock	15,000	15,000
Capital in excess of par value	49,709,000	48,256,000
Retained earnings	45,703,000	56,333,000
Accumulated other comprehensive income	5,734,000	4,030,000

Total stockholders’ equity	101,161,000	108,634,000

Total liabilities and stockholders’ equity	$162,615,000	$164,043,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net revenues	$49,461,000	$52,816,000	$147,597,000	$159,448,000
Cost of goods sold	30,578,000	31,190,000	89,856,000	89,963,000

Gross profit	18,883,000	21,626,000	57,741,000	69,485,000

Selling, general and administrative expenses	21,841,000	19,836,000	62,799,000	59,044,000

Income (loss) from operations	(2,958,000)	1,790,000	(5,058,000)	10,441,000

Other income (expense):
Interest income	24,000	21,000	82,000	40,000
Interest expense	(837,000)	(828,000)	(2,209,000)	(2,229,000)
Net foreign currency exchange gain (loss)	(49,000)	125,000	69,000	462,000
Other income (expense), net	(5,000)	26,000	(183,000)	128,000

Total other expense, net	(867,000)	(656,000)	(2,241,000)	(1,599,000)

Income (loss) before income tax	(3,825,000)	1,134,000	(7,299,000)	8,842,000
Provision for income taxes	1,824,000	453,000	3,331,000	3,536,000

Net income (loss)	$(5,649,000)	$681,000	$(10,630,000)	$5,306,000

Net income (loss) per share:
Basic	$(0.39)	$0.05	$(0.73)	$0.37
Diluted	$(0.39)	$0.05	$(0.73)	$0.37

Weighted-average shares outstanding:
Basic	14,602,000	14,495,000	14,548,000	14,359,000
Diluted	14,602,000	14,624,000	14,548,000	14,513,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net cash provided (used) in operating activities	$(6,131,000)	$3,882,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,189,000)	(4,804,000)
Purchase of intangibles	(64,000)	(88,000)

Net cash used in investing activities	(3,253,000)	(4,892,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(229,000)	(63,000)
Borrowings on line of credit	31,250,000	31,700,000
Payments on line of credit	(22,950,000)	(33,350,000)
Borrowings on notes payable and long-term debt	683,000	—
Principal payments on notes payable and long-term debt	(1,518,000)	(1,373,000)
Proceeds from issuance of common stock	881,000	2,489,000
Excess tax benefit from share-based payment arrangements	—	533,000

Net cash provided (used) in financing activities	8,117,000	(64,000)

Effect of exchange rate changes	1,628,000	1,127,000

Net increase in cash and cash equivalents	361,000	53,000
Cash, beginning of period	7,508,000	3,839,000

Cash, end of period	$7,869,000	$3,892,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2007
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended July 31, 2007 and 2006 were $617,000 and $578,000, respectively. For the nine-month periods ended July 31, 2007 and 2006, shipping expenses were $1,811,000 and $1,979,000, respectively.
Reclassifications
Certain prior period balances have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported results.

Stock-Based Compensation
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $193,000 and $103,000 for the third quarter of fiscal 2007 and 2006, respectively, and $572,000 and $358,000 for the first nine months of fiscal 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statements of Cash Flows.
The income tax benefit related to stock-based compensation expense was $0 and $29,000 for the third quarter of fiscal 2007 and 2006, respectively, and $0 and $105,000 for the first nine months of fiscal 2007 and 2006, respectively. As of July 31, 2007 and 2006, $365,000 and $164,000, respectively, of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two and a half and three years, respectively. The compensation cost to be recognized in future periods as of July 31, 2007 and 2006 does not consider or include the effect of stock options that may be issued in subsequent periods.
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

Earnings (Loss) Per Share
Basic earnings (loss) per common share are computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the nine months ended July 31, 2007 and 2006, shares subject to outstanding options totaled 1,000,193 and 937,664, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share based on the requirements SFAS No. 128, Earnings Per Share:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$(5,649,000)	$681,000	$(10,630,000)	$5,306,000

Denominator:
Weighted-average shares outstanding	14,602,000	14,495,000	14,548,000	14,359,000
Effect of dilutive options	—	129,000	—	154,000

Denominator for dilutive earnings per share	14,602,000	14,624,000	14,548,000	14,513,000

Basic income (loss) per share	$(0.39)	$0.05	$(0.73)	$0.37

Diluted income (loss) per share	$(0.39)	$0.05	$(0.73)	$0.37
For the quarters ended July 31, 2007 and 2006, the diluted weighted-average shares outstanding computation excludes 510,000 and 302,000 options, respectively, whose impact would have an anti-dilutive effect. For the nine-month periods ended July 31, 2007 and 2006, the dilutive weighted-average shares outstanding computation excludes 564,000 and 319,000 options, respectively, whose impact would have an anti-dilutive effect. For the three months and nine months ended July 31, 2007, the effect of stock options was anti-dilutive because of the Company’s loss position.
NOTE 2 – Inventories.
Inventories consisted of the following at July 31, 2007 and October 31, 2006:

	July 31,	October 31,
	2007	2006
Raw materials	$—	$93,000
Finished goods	53,608,000	44,878,000

Total inventories, net	$53,608,000	$44,971,000

NOTE 3 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At each of July 31, 2007 and October 31, 2006, goodwill totaled $15,250,000. The following sets forth the intangible assets, excluding goodwill, by major category:

	July 31, 2007			October 31, 2006
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(715,000)	815,000	1,530,000	(541,000)	989,000
Non-competes	1,372,000	(1,134,000)	238,000	1,372,000	(1,011,000)	361,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,566,000	(1,356,000)	210,000	1,502,000	(1,307,000)	195,000

Total intangible assets	$13,358,000	$(3,395,000)	$9,963,000	$13,294,000	$(3,049,000)	$10,245,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the nine months ended July 31, 2007 and 2006, aggregate amortization expense was approximately $346,000 and $330,000, respectively.
Amortization expense related to intangible assets at July 31, 2007 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2007	$111,000
2008	439,000
2009	297,000
2010	252,000
2011	164,000
2012	—
Thereafter	—

Total	$1,263,000

NOTE 4 – Business Loan Agreement.
On July 13, 2007, the Company entered into the Eighth Amendment to its Revolving/Term Loan Credit Agreement with Union Bank of California, N.A. dated July 6, 2004. This and previous recent amendments were necessary to align the covenant and collateral requirements of the agreement with the Company’s expected operating results during the remaining term of the agreement. The Eighth Amendment modified certain provisions of the Loan Agreement, which include the following:
1.	The borrowing base calculation was changed and denotes that the Lenders shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the Lenders exceed the sum of (a) eighty-five percent (85%) of Borrower’s Eligible Accounts, and (b) the lesser of (i) sixty-five percent (65%) of Borrower’s Eligible Inventory and (ii) eighty-five percent (85%) of the appraised net recovery value of Borrower’s Inventory, as such terms are defined in the amended Loan Agreement.

2.	A Control Account was established wherein any immediately available funds in the account will be automatically applied to the Company’s outstanding obligations under the revolving line of credit to minimize the Company’s interest expense.

3.	A Minimum Borrowing Base Availability provision was added which states that the Company must maintain a difference between the Borrowing Base and the aggregate outstanding obligations under the Credit Agreement of at least $7.5 million, except if the Company has achieved at least two (2) consecutive quarters of a Fixed Charge Coverage Ratio in excess of 1:10 to 1:00. If the Company is not in compliance with this provision for five (5) consecutive business days, this will constitute a “Triggering Event” and will result in the Control Account becoming the property of the Company’s bank as partial payment for the Company’s outstanding obligations under the Credit Agreement. Such a Triggering Event may be cured by maintaining the difference of at least $7.5 million for thirty (30) consecutive days.

4.	The Minimum Tangible Net Worth requirement was modified and is now equal to the sum of at least $70.0 million; plus 50% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after April 30, 2007; plus, the net proceeds from any equity securities issued after the date of the Eighth Amendment (inclusive of securities issued in connection with stock-based compensation).

5.	The Minimum Fixed Charge Coverage Ratio (FCCR) was set at no less than 1:10 to 1:00 for periods after the earlier of two (2) consecutive quarters ended with a FCCR in excess of 1.10:1.00 or July 31, 2008. The FCCR may be used in determining the Applicable Rate.

6.	Capital Expenditures (including the total amount of any capital leases) are limited to $4.0 million in any one fiscal year on a consolidated basis. The Company may invest any net proceeds from the sale of any existing real property and equipment used in connection with the Company’s Oceanside, California Embroidery and Distribution Center in like assets within two (2) years of disposal of such assets and such investment will be in addition to the $4.0 million permitted in each fiscal year provided no event of default has occurred, is continuing or would result after giving effect to such investment.

7.	The Applicable Rate schedule was modified and is now based on the Fixed Charge Coverage Ratio or average daily Borrowing Base Availability instead of the Funded Debt to EBITDA Ratio.
NOTE 5 – Issuance of Common Stock.
During the nine months ended July 31, 2007 and 2006, common stock and capital in excess of par value increased by $1,453,000 and $3,379,000, respectively, of which $881,000 and $2,488,000 was due to the issuance of 130,000 and 446,239 shares of common stock on exercise of options and $0 and $533,000 was the tax benefit related to the exercise of those options at July 31, 2007 and 2006, respectively. The compensation expense for unvested options granted during the nine-month period ended July 31, 2007 and 2006, related to implementation of SFAS No.123R, was $572,000 and $358,000, respectively.

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
The assumptions used for the three-month and nine-month periods ended July 31, 2007 and 2006 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

Expected life (years)	4.64	3.71	4.91	3.71-3.81
Risk-free interest rate	4.89%	5.02%	4.65%	4.45-5.02%
Volatility	37.4%	37.7%	37.4%	37.7-38.8%
Dividend yields	—	—	—	—

Weighted-average fair value of options during the period	$3.24	$3.25	$3.06	$2.96
NOTE 7 – Comprehensive Income.
The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive income (loss) in addition to net income (loss) for the period. The following table sets forth the components of comprehensive income (loss) for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

Net income (loss)	$(5,649,000)	$681,000	$(10,630,000)	$5,306,000

Effects of foreign currency translation	618,000	741,000	1,704,000	1,234,000

Total comprehensive income (loss)	$(5,031,000)	$1,422,000	$(8,926,000)	$6,540,000

NOTE 8 – Legal Proceedings.
On February 27, 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff seeks statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. The proposed class representative for the putative class has now filed his motion to certify this matter as a class action. Ashworth is taking discovery and filed its opposition to that motion with the court on August 27, 2007. The court has set a hearing on that motion for September 10, 2007.
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
NOTE 9 – Income Taxes.
The components of the Company’s deferred income tax assets and liabilities as of July 31, 2007 and October 31, 2006 are as follows:

		October 31,
	July 31,2007	2007
Deferred tax assets:
Allowance for doubtful accounts	$379,000	$379,000
Inventory reserves	1,177,000	1,177,000
Accrued nondeductible	303,000	303,000
Other nondeductible	1,747,000	1,747,000
Other deductible capitalized	488,000	488,000

Total gross deferred tax	4,094,000	4,094,000
Valuation allowance	(2,700,000)	—

Total gross deferred tax	$1,394,000	$4,094,000

Deferred tax liabilities:
Deductible capitalized costs	$1,350,000	$1,350,000
State tax	30,000	30,000
Depreciation	1,562,000	1,562,000

Total gross deferred tax liabilities	$2,942,000	$2,942,000

During the financial close for the quarter ended July 31, 2007, the Company performed its quarterly assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
SFAS 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year projected cumulative loss, which consist of historic income and losses incurred in prior fiscal years ended October 31, 2006 and 2005 together with an expected loss for the full year of 2007, the Company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

The Company concluded during this quarter that it was no longer feasible to use a tax planning strategy as positive evidence to support a portion of its deferred tax assets. Accordingly, the Company recorded tax charges in the third quarter of 2007 of $1.4 million to increase its valuation allowance against non-originating deferred tax assets. These tax charges are recorded in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until other positive evidence is sufficient to justify realization.
The realization of the remaining deferred tax assets of approximately $1.4 million is primarily dependent on estimated taxable income from reversal of taxable temporary differences. Any reduction in estimated forecasted future taxable income may require the Company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
NOTE 10 – Segment Information.
The Company defines its operating segments as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company has the following four reportable segments: Domestic; Gekko Brands, LLC; Ashworth, U.K., Ltd.; and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual and infrequent items and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. Segment information is summarized below for the periods or dates presented:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

Net revenues:
Domestic	$28,651,000	$30,808,000	$87,597,000	$100,198,000
Gekko Brands, LLC	12,594,000	11,959,000	32,828,000	30,201,000
Ashworth, U.K., Ltd.	6,065,000	7,377,000	19,395,000	20,567,000
Other International	2,151,000	2,672,000	7,777,000	8,482,000

Total	$49,461,000	$52,816,000	$147,597,000	$159,448,000

Income (loss) from operations:
Domestic	$(5,433,000)	$795,000	$(10,753,000)	$5,604,000
Gekko Brands, LLC	813,000 (1)	1,329,000	2,112,000	2,172,000
Ashworth, U.K., Ltd.	1,094,000	(983,000)	1,604,000	480,000
Other International	568,000	649,000	1,979,000	2,185,000

Total	$(2,958,000)	$1,790,000	$(5,058,000)	$10,441,000

Capital expenditures:
Domestic	$755,000	$1,163,000	$2,711,000	$4,447,000
Gekko Brands, LLC	112,000	30,000	313,000	262,000
Ashworth, U.K., Ltd.	2,000	56,000	166,000	95,000

Total	$869,000	$1,249,000	$3,190,000	$4,804,000

Depreciation expense:
Domestic	$1,196,000	$1,130,000	$3,735,000	$3,440,000
Gekko Brands, LLC	121,000	96,000	332,000	304,000
Ashworth, U.K., Ltd.	63,000	76,000	168,000	229,000

Total	$1,380,000	$1,302,000	$4,235,000	$3,973,000

	July 31,	October 31,
	2007	2006
Total assets:
Domestic	$85,713,000	$92,337,000
Gekko Brands, LLC	44,564,000	42,597,000
Ashworth, U.K., Ltd.	24,196,000	22,517,000
Other International	8,142,000	6,592,000

Total	$162,615,000	$164,043,000

Long-lived assets, at cost:
Domestic	$66,259,000	$62,937,000
Gekko Brands, LLC	28,745,000	29,209,000
Ashworth, U.K., Ltd.	1,678,000	2,683,000

Total	$96,682,000	$94,829,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$15,250,000

(1)	The compensation expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007 is reflected in the income from operations in the Gekko Brands LLC segment.

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
     Because the Company’s business is seasonal, the current balance sheet balances at July 31, 2007 may more meaningfully be compared to the balance sheet balances at July 31, 2006, rather than to the balance sheet balances at October 31, 2006.
Cautionary Statements and Risk Factors
     This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believes,” “anticipates,” “expects,” “predicts,” “estimates,” “projects,” “will be,” ‘will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. For more information on the risks to which the Company is subject, please refer to the Company’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2006, other reports filed or furnished thereafter and amendments to any of the foregoing reports.
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
     Revenue Recognition. Based on its terms of F.O.B. shipping point, where risk of loss and title transfer to the buyer at the time of shipment, the Company recognizes revenue at the time products are shipped or, for Company stores, at the point of sale. The Company records sales in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when all of the following exist: persuasive evidence of a sale arrangement exists; delivery of the product has occurred; the price is fixed or determinable; and payment is reasonably assured. The Company also includes payments from its customers for shipping and handling in its net revenues line item in accordance with Emerging Issues Task Force (“EITF”) 00-10, Accounting of Shipping and Handling Fees and Costs. Provisions are made for estimated sales returns and other allowances.

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buy-down) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $3.4 million at July 31, 2007 compared to $4.0 million at October 31, 2006 and $3.3 million at July 31, 2006.
     Allowance for Doubtful Accounts. Management must make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing accounts receivable aging, current economic conditions, historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $31.3 million, net of allowances for doubtful accounts of $0.9 million, at July 31, 2007, as compared to the balance of $34.0 million, net of allowances for doubtful accounts of $1.1 million, at October 31, 2006. At July 31, 2006, the trade accounts receivable balance was $39.3 million, net of allowances for doubtful accounts of $1.1 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $53.6 million, net of inventory reserves of $5.1 million, at July 31, 2007, as compared to an inventory balance of $45.0 million, net of inventory reserves of $3.5 million, at October 31, 2006. At July 31, 2006, the inventory balance was $54.2 million, net of inventory reserves of $5.5 million.
     Deferred Taxes. SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.
     Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires significant judgment, including estimating the amount of share-based awards that is expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Off-Balance Sheet Arrangements
     At July 31, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute off-balance sheet arrangements as defined in Item 303 of SEC Regulation S-K. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Overview
     The Company earns revenues and generates cash through the design, marketing and distribution of men’s and women’s apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu®, and The Game® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, Company-owned retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. Generally, the Company’s production is performed in Asian countries by third parties. The Company embroiders a significant portion of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     While the Company has historically held a leading market share of apparel within its core market and channel of distribution, “on-course” golf retailers, this market share has eroded in the recent past, giving way to a few well capitalized shoe and sporting goods competitors. During the third quarter ending July 31, 2007, net revenues decreased 6.4% as compared to the same period of fiscal 2006. Gross profit decreased by 12.7% with gross margins declining from 41.0% of net revenue in third quarter ended July 31, 2006 to 38.2% in third quarter ended July 31, 2007. Management is evaluating and implementing initiatives that it believes will strengthen its overall market share and improve operating results. Specific areas of focus are product design and quality, channels of distribution, sales force and supply chain management, and operating costs.
     The Company owns and operates its own embroidery and distribution center in Oceanside, California (the “EDC”). In recent quarters, the Company had been evaluating merits of certain strategic alternatives, such as, disposing of the asset, and outsourcing all or a portion of this function, among others. After analyzing various strategic alternatives, the Company has elected to retain the EDC at the present time and focus instead on reducing the EDC’s operating costs and increasing its operating efficiency.
     During the financial close for the quarter ended April 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year projected cumulative loss, which consist of historic income and losses incurred in prior fiscal years ended October 31, 2006 and 2005 together with an expected loss for the full year of 2007, the Company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

     The company concluded during this quarter that it was no longer feasible to use a tax planning strategy as positive evidence to support a portion of its deferred tax assets. Accordingly, the Company recorded tax charges in the third quarter of 2007 of $1.4 million to increase its valuation allowance against non-originating deferred tax assets. These tax charges are recorded in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until other positive evidence is sufficient to justify realization.
     The realization of the remaining deferred tax assets of approximately $1.4 million is primarily dependent on estimated taxable income from reversal of taxable temporary differences. Any reduction in estimated forecasted future taxable income may require the Company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Results of Operations
Third quarter 2007 compared to third quarter 2006
     Consolidated net revenues for the third quarter of fiscal 2007 decreased by 6.4% to $49.5 million from $52.8 million for the same period of the prior fiscal year, primarily due to sales decreases in the Company’s retail and corporate distribution channels as well as in Ashworth U.K., Ltd. and the other international segment. These decreases were partly offset by increases in sales from Gekko Brands, LLC (“Gekko”), the Company’s domestic on-course golf distribution channel and the Company-owned outlet stores.
     Net revenues for the domestic segment (excluding Gekko) decreased 6.8% to $28.7 million for the third quarter of fiscal 2007 from $30.8 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased from $2.9 million in the third quarter of fiscal 2006 to $1.6 million in the third quarter of fiscal 2007. The decrease was driven by two primary factors; $563,000 of the decrease was due to the Company’s decision to discontinue sales to certain accounts and $874,000 of the decrease was due to the consolidation of retail accounts and their associated location closures.
     Net revenues from the Company’s corporate distribution channel decreased 17.1% or $1.3 million for the third quarter of fiscal 2007 as compared to the same period of fiscal 2006. The decrease in the corporate channel resulted from continued missed sales opportunities due to out-of-stock positions in selected styles. As with its other channels of distribution, management is implementing a revised distribution strategy for this channel including narrowing the assortment of product available to this channel which will allow the Company to improve in-stocks.
     Third quarter 2007 net revenues from the Company’s core channel of distribution, on-course golf retailers, increased 10.1% or $1.2 million over the prior year, but this increase was partially off-set by a decrease of $514,000 in revenues from off-course golf retailers. The Company continues to experience significant competitive pressure and market consolidation within the off-course channel of distribution. As part of the Company’s effort to restore sales growth, management is implementing new sales management processes in both the on-course and off-course channels of distribution.

     Net revenues from the Company-owned outlet stores increased 11.8% or $0.3 million for the third quarter of fiscal 2007 as compared to the same period of fiscal 2006. The increase, in the face of general weakness in the retail environment, is primarily due to sales incentive programs deployed specifically to sell excess inventories. In the second half of fiscal 2006, the Company added three new outlet stores, bringing the Company’s total number of outlet stores to 18. The new and nearly new outlet stores contributed approximately $0.2 million in sales in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 while sales on a comparable store basis were up 7.4%.
     Net revenues for Gekko increased 5.3% or $0.6 million to $12.6 million for the third quarter of fiscal 2007 as compared to $11.9 million for the same period of the prior fiscal year. The increase was primarily driven by improved penetration of Ashworth apparel into the collegiate/bookstore channel.
     Net revenues for Ashworth U.K., Ltd. decreased 17.8% or $1.3 million to $6.1 million for the third quarter of fiscal 2007 from $7.4 million for the same period of the prior fiscal year. The decrease is largely due to a decrease in market penetration consisting primarily of a reduction in the number of doors shipped.
     Net revenues for the other international segment decreased 19.5% or $0.5 million to $2.2 million for the third quarter of fiscal 2007 from $2.7 million for the same period of the prior fiscal year. The decrease is primarily due to reduced purchases from the Company’s international distributors.
     Consolidated gross margin for the third quarter of fiscal 2007 decreased 270 basis points to 38.2% as compared to 40.9% for the same period of the prior fiscal year. The decrease in consolidated gross margin was driven significantly by a decrease in revenue without a commensurate decrease in overhead expenses being applied to cost of sales. As described in the Overview, management is currently reviewing and implementing specific strategies to better managing operating costs and believes these strategies will improve operating results.
     Consolidated selling, general and administrative (“SG&A”) expenses increased $2.0 million or 10.1% to $21.8 million for the third quarter of fiscal 2007 from $19.9 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 44.2% for the third quarter of fiscal 2007 as compared to 37.6% for the same period of the prior fiscal year. The increase is largely due to increased compensation costs related to the retention bonuses, severance, and compensation expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007.
     Total net other expense increased 32.2% or $211,000 to $867,000 for the third quarter of fiscal 2007 as compared to $656,000 for the same period of the prior fiscal year. The increase in other expense was primarily driven by a reduction in favorable currency translation effects of $174,000.
     It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such discrete items is recognized in the interim period in which the event occurs.
     The effective rate for the income tax provision for the three months ended July 31, 2007 and 2006 was (48%) and 40%, respectively. The increase in the effective rate for the current period as compared to the same period of the prior fiscal year is primarily due to discrete charges of $1.4 million to increase the Company’s valuation allowance against non-originating deferred tax assets and a $0.3 million tax reserve increase for potential state tax adjustments.

     Consolidated net income decreased $6.3 million to a loss of $5.7 million for the third quarter of fiscal 2007 from net income of $0.7 million for the same period of the prior fiscal year. The decrease is primarily due to the $3.3 million decrease in revenue, the $2.7 million decrease in gross profit, the $2.0 million increase in S,G&A and the $1.4 million tax provision.
Nine months ended July 31, 2007 compared to nine months ended July 31, 2006
     Consolidated net revenues for the first nine months of fiscal 2007 decreased 12.6% to $147.6 million from $159.4 million for the same period of the prior fiscal year. This was primarily due to decreased sales in the Company’s retail and corporate distribution channels as well as in the other international segment. These decreases were partly offset by increases in sales from Gekko, Ashworth U.K., Ltd, the Company’s domestic on-course golf distribution channel and the Company-owned outlets.
     Net revenues for the domestic segment (excluding Gekko) decreased 10.1% or $12.6 million to $87.6 million in the first nine months of fiscal 2007 from $100.2 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased 19.8% or $2.3 million in the first nine months of fiscal 2007 as compared to the same period of the prior fiscal year. The decrease was driven by two primary factors: $1.2 million of the decrease was due to the Company’s decision to discontinue sales to certain accounts and $1.1 million of the decrease was due to the consolidation of retail accounts and their associated location closures.
     Net revenues from the Company’s corporate distribution channel decreased 9.3% or $1.9 million in the first nine months of fiscal 2007 as compared to the same period of the prior fiscal year. The decrease in the corporate channel resulted from continued missed sales opportunities due to out-of-stock positions in selected styles. As with its other channels of distribution, management is implementing a revised distribution strategy for this channel including narrowing the assortment of product available to this channel which will allow the Company to improve in-stocks.
     Net revenues from the on-course and off-course specialty distribution channel decreased 15.3% or $8.7 million in the first nine months of fiscal 2007 as compared to the same period of the prior fiscal year. The Company continues to experience significant competition within the on-course channel as well as market consolidation within the off-course channel of distribution. As part of its effort to restore sales growth, management is implementing new sales management processes in both the on-course and off-course channels of distribution.
     Net revenues from the Company-owned outlet stores increased 11.2% or $0.9 million in the first nine months of fiscal 2007 as compared to the same period of the prior fiscal year. The increase is primarily due to sales incentive programs deployed to specifically increase unit sales in an effort to rely more heavily on Company-owned outlet stores to sell excess inventories. Management will continue to emphasize the use of Company’s outlet stores to sell the Company’s excess inventories. Since the beginning of the first quarter of fiscal 2006, the Company added four new outlet stores, bringing the Company’s total number of outlet stores to 18. The new outlet store sales increased $1.3 million in the first nine months of fiscal 2007 compared to sales in the first nine months of fiscal 2006 while sales on a comparative store basis decreased $0.4 million in the first nine months of fiscal 2007 compared to the same period of the prior year.
     Net revenues for Gekko increased 8.7% or $2.6 million to $32.8 million for the first nine months of fiscal 2007 as compared to $30.2 million for the same period of the prior fiscal year. The increase was primarily due to cross-selling of Ashworth apparel into the collegiate/bookstore channel of $1.5 million and the Game Select dealer program of $1.5 million, along with increased sales in its corporate and outdoors direct distribution channels of $0.4 million. These increases were partly offset by a decrease in the NASCAR/racing and other event channels of $0.8 million.
     Net revenues for Ashworth U.K., Ltd. decreased 5.7% or $1.2 million to $19.4 million in the first nine months of fiscal 2007 from $20.6 million for the same period of the prior fiscal year. The decrease is largely due to a decrease in market penetration consisting primarily of a reduction in the number of doors shipped.
     Net revenues for the other international segment decreased 8.3% to $7.8 million in the first nine months of fiscal 2007 from $8.5 million for the same period of the prior fiscal year. The decrease is primarily due to reduced purchases from the Company’s international distributors.
     Consolidated gross margin for the first nine months of fiscal 2007 decreased 446 basis points to 39.1% as compared to 43.6% for the same period of the prior fiscal year. The decrease in consolidated gross margin continues to be driven significantly by a decrease in revenue without a commensurate decrease in overhead expenses being applied to cost of sales. As described in the Overview, management is currently reviewing and implementing specific strategies to better managing operating costs and believes these strategies will improve the Company’s operating results.
     Consolidated SG&A expenses increased 6.4% or $3.8 million to $62.8 million for the first nine months of fiscal 2007 from $59.0 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 42.6% of net revenues for the first nine months of fiscal 2007, as compared to 37.0% for the same period of the prior fiscal year. This increase in SG&A is primarily attributable to operating expenses of $0.8 million related to four additional outlet stores not yet open a full year as of the nine months ended July 31, 2007 and compensation expenses of $2.6 million related to the retention bonuses, severance, and compensation expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007.
     Total net other expense increased 40.2% or $0.6 million to $2.2 million in the first nine months of fiscal 2007 as compared to $1.6 million for the same period of the prior fiscal year, primarily driven by a reduction in favorable currency exchange translation effects of $0.4 million and increased other expense of $0.3 million, partially offset by a net favorable reduction in interest expense and a favorable increase in interest income of $0.1 million.
     The effective income rate for the income tax provision for the nine months ended July 31, 2007 and 2006 was (46%) and 40%, respectively. The increase in the effective rate for the nine-month period ended July 31, 2007 as compared to the same period a year ago is primarily due to discrete charges of $2.8 million to increase the valuation allowance against non-originating deferred tax assets and a $0.3 million increase for potential state tax adjustments in the contingent tax reserve.
     Consolidated net income decreased $16.0 million to a loss of $10.6 million for the first nine months of fiscal 2007 from net income of $5.3 million for the same period of the prior fiscal year. The decrease is primarily due to the $11.9 million decrease in revenue, the $11.7 million decrease in gross profit and the $3.8 million increase in S, G & A.
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
          During the first nine months ended July 31, 2007, net cash used in operating activities was $6.1 million as compared to $3.9 million provided by operating activities during the same period of the prior fiscal year. The decrease in cash provided by operations was primarily due to a net operating loss of $10.6 million as compared to operating income of $5.3 million for the same period of the prior fiscal year, partially offset by reductions in working capital requirements during the period of $5.9 million.
          Net cash used in investing activities was $3.3 million for the first nine months ended July 31, 2007 as compared to $4.9 million used in investing activities during the same period of the prior fiscal year. The decrease in cash used in investing activities was primarily attributable to reduced capital purchases associated with the Company’s Embroidery and Distribution Center of $1.6 million.
          Net cash provided in financing activities was $8.1 million for the first nine months ended July 31, 2007 as compared to $0.1 million used in financing activities during the same period of the prior fiscal year. The increase in cash provided from financing activities was primarily attributable to an increase in borrowings net of repayments associated with the Company’s revolving credit facility and long-term debt of $10.4 million, partly offset by a decrease in proceeds from the issuance of common stock related to the exercising of stock options of $1.6 million and a decrease in excess tax benefit from share-based payment arrangements of $0.5 million.
           On July 13, 2007, the Company entered into the Eighth Amendment to its Revolving/Term Loan Credit Agreement with Union Bank of California, N.A. dated July 6, 2004. This and previous recent amendments were necessary to align the covenant and collateral requirements of the agreement with the Company’s expected operating results during the remaining term of the agreement. The Eighth Amendment modified certain provisions of the Loan Agreement, which include the following:
1.	The borrowing base calculation was changed and denotes that the Lenders shall not be obligated to advance funds under the revolving credit facility at any time that the Company’s aggregate obligations to the Lenders exceed the sum of (a) eighty-five percent (85%) of Borrower’s Eligible Accounts, and (b) the lesser of (i) sixty-five percent (65%) of Borrower’s Eligible Inventory and (ii) eighty-five percent (85%) of the appraised net recovery value of Borrower’s Inventory, as such terms are defined in the amended Loan Agreement.

2.	A Control Account was established wherein any immediately available funds in the account will be automatically applied to the Company’s obligation under the revolving line of credit to minimize the Company’s interest expense.

3.	A Minimum Borrowing Base Availability provision was added which states that the Company must maintain a difference between the Borrowing Base and the aggregate outstanding obligations under the Credit Agreement of at least $7.5 million, except if the Company has achieved at least two (2) consecutive quarters of a Fixed Charge Coverage Ratio in excess of 1:10 to 1:00. If the Company is not in compliance with this provision for five (5) consecutive business days, this will constitute a “Triggering Event” and will result in the Control Account becoming the property of the Company’s bank as partial payment for the Company’s outstanding obligations under the Credit Agreement. Such a Triggering Event may be cured by maintaining the difference of at least $7.5 million for thirty (30) consecutive days.

4.	The Minimum Tangible Net Worth requirement was modified and is now equal to the sum of at least $70.0 million; plus 50% of net income after income taxes (without subtracting losses) earned in each quarterly accounting period commencing after April 30, 2007; plus, the net proceeds from any equity securities issued after the date of the Eighth Amendment (inclusive of securities issued in connection with stock-based compensation).

5.	The Minimum Fixed Charge Coverage Ratio (FCCR) was set at no less than 1:10 to 1:00 for periods after the earlier of two (2) consecutive quarters ended with a FCCR in excess of 1.10:1.00 or July 31, 2008. The FCCR may be used in determining the Applicable Rate.

6.	Capital Expenditures (including the total amount of any capital leases) are limited to $4.0 million in any one fiscal year on a consolidated basis. The Company may invest any net proceeds from the sale of any existing real property and equipment used in connection with the Company’s Oceanside, California Embroidery and Distribution Center in like assets within two (2) years of disposal of such assets and such investment will be in addition to the $4.0 million permitted in each fiscal year provided no event of default has occurred, is continuing or would result after giving effect to such investment.

7.	The Applicable Rate schedule was modified and is now based on the Fixed Charge Coverage Ratio or average daily Borrowing Base Availability instead of the Funded Debt to EBITDA Ratio.
          The revolving line of credit under the Credit Agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the Credit Agreement totaled $1.2 million at July 31, 2007 as compared to $3.1 million outstanding at July 31, 2006. The Company had $22.3 million outstanding against the revolving credit facility as of July 31, 2007 compared to $17.9 million outstanding at July 31, 2006, and $4.5 million outstanding on the term loan at July 31, 2007 compared to $6.1 million at July 31, 2006. At July 31, 2007, $16.6 million was available for borrowing against the revolving credit facility under the Credit Agreement, subject to the Borrowing Base limitations.
          Consolidated net trade receivables were $31.3 million at July 31, 2007, a decrease of $2.7 million from the balance at October 31, 2006. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $39.3 million at July 31, 2006, rather than the year-end balance. Compared to net trade receivables at July 31, 2006, net trade receivables decreased by $8.0 million primarily due to a decrease in sales of $5.3 million in the Company’s domestic golf, retail and corporate distribution channels during the nine months ended July 31, 2007 and $2.7 million was due to the timing of shipments.
          Consolidated net inventories increased to $53.6 million at July 31, 2007 from $45.0 million at October 31, 2006, primarily due to the seasonal nature of the Company’s business and the Company’s inventory requirements to meet expected market demand in the Spring/Summer selling season. Compared to net inventories of $53.0 million at July 31, 2006, net inventories at July 31, 2007 increased 1.1% or 0.6 million.
          Consolidated current liabilities increased to $45.0 million at July 31, 2007 from $37.6 million at October 31, 2006. Compared to current liabilities of $38.6 million at July 31, 2006, current liabilities increased 16.6% primarily due to an increase in the Company’s line of credit payable and accrued liabilities.
          During the first nine months of fiscal 2007, the Company incurred capital expenditures of $3.2 million primarily for computer systems and equipment and leasehold improvements related to the new outlet stores. The Company anticipates capital spending of approximately $0.6 million during the remainder of fiscal 2007, primarily on information systems improvements. Management currently intends to finance the purchase of additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
          On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC (the “Subsidiary”), entered into two-year employment and non-competition agreements with each of J. Neil Stillwell and Calvin J. Martin, Jr. and five-year employment and non-competition agreements with each of Phil R. Stillwell, Jeffery N. Stillwell and Thomas Patrick Allison, Jr., the selling members and employees of the Subsidiary (“the Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending Sections 1.2(c) and 1.3 of the Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of the Subsidiary by the Company. Under the Purchase Agreement, up to $6,500,000 of additional consideration would be payable to the Gekko Employees based on the achievement specified EBIT and other operating targets through the Company’s fiscal year 2008. From July 7, 2004 through October 31, 2006, the Subsidiary achieved EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 which was recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments of $719,000 and $1,078,000 for fiscal years 2007 and 2008, respectively, will be accounted for as compensation and recognized into expense on a straight-line basis over the term of the employment and non-competition agreements.
     Common stock and capital in excess of par value increased by $572,000 in the nine months ended July 31, 2007, due entirely to SFAS No. 123R compensation expense of unvested options.
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
Recent Accounting Pronouncements
     On February 15, 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified elections dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective November 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s outstanding indebtedness as of July 31, 2007 includes a term loan, a mortgage note, notes payable and capital lease obligations totaling $16.7 million, which approximates fair value based on current rates offered for debt with similar risks and maturities. These instruments bear interest at fixed rates ranging from 3.5% to 9.1%. The Company also had $22.3 million outstanding at July 31, 2007 on its revolving line of credit with interest charged at the bank’s reference rate plus a pre-defined spread based on the Company’s fixed charge coverage ratio or average daily borrowing base availability (the “Applicable Rate”). At July 31, 2007, the Applicable Rate was 8.5% (prime plus 0.25%). The Credit Agreement also provides for optional interest rates based on LIBOR for periods of at least 30 days in increments of $0.5 million. A hypothetical 10% increase in interest rates during the nine months ended July 31, 2007 would have resulted in a $133,000 increase in net loss. For details regarding the Company’s variable and fixed rate debt, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. Such contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at July 31, 2007 or October 31, 2006. The Company continues to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of July 31, 2007. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2007.
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
     Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. As a result of that assessment, management identified one material weakness in internal control over financial reporting discussed in Item 9A, Controls and Procedures of its Form 10-K for the fiscal year ended October 31, 2006.

     During the fiscal quarter ended July 31, 2007, management completed the corrective action to remediate the material weakness identified, and tested the operational effectiveness of the controls put in place or strengthened to eliminate the material weakness. As a result of these measures, management believes the material weakness has been remediated, pending testing by the Company’s independent registered public accounting firm. The Company continues to monitor the effectiveness of these actions and will make any changes or take such actions that management deems appropriate to maintain the effectiveness of internal controls in these areas.
Changes in Internal Control over Financial Reporting
     As disclosed in a Form 8-K filing dated July 20, 2007, the Company’s Corporate Controller and Principal Accounting Officer (“PAO”) resigned from his position with the Company effective July 27, 2007. Since that time, the CFO has assumed the duties of the PAO and certain other control duties previously performed by the Corporate Controller. Remaining control duties not assumed by the CFO are performed by appropriate Finance management. The Company has begun a search to fill this position.
     Except for the corrective actions noted above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On February 27, 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff seeks statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. The proposed class representative for the putative class has now filed his motion to certify this matter as a class action. Ashworth is taking discovery and filed its opposition to that motion with the court on August 27, 2007. The court has set a hearing on that motion for September 10, 2007.
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
Item 1A. Risk Factors
     In addition to the risk factors disclosed in the Company’s Form 10-K for the year ended October 31, 2006 and in subsequent filings on Form 10-Q; the following risk factor is applicable to the Company:
An amendment to the Company’s stockholder rights plan may cause increased volatility in the Company’s common stock prices.

     On July 3, 2007, the Company entered into an amendment to its stockholder rights plan that permits certain persons to collectively obtain beneficial ownership of up to 30% of the Company’s common stock, provided that certain requirements are met (including providing the Company with an irrevocable proxy to vote shares in excess of the 15% threshold). Without the amendment, the Company’s stockholder rights plan threshold of 15% would apply. Due to this amendment, there may be an increased concentration of common stock ownership by the persons covered by the amendment which may limit the liquidity and cause shareholders to experience increased price volatility when buying or selling large blocks of the Company’s common stock.
     There are no other material changes from the risk factor disclosure provided in the Company’s Form 10-K for the year ended October 31, 2006, as supplemented or amended by the Company’s filings on Form 10-Q.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None
Item 3. DEFAULTS UPON SENIOR SECURITIES – Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –
     The Company currently has three Class I directors, four Class II directors and three Class III directors, whose current terms expire, respectively, at the 2009, 2010 and 2008 Annual Meetings of Stockholders (in all cases subject to the election and qualification of their successors or their earlier death, resignation or removal).
     The Class II directors, Messrs. Detlef H. Adler, Stephen G. Carpenter, Michael S. Koeneke and Eric S. Salus, were elected at the 2007 Annual Meeting of Stockholders held on August 30, 2007 (the “2007 Annual Meeting”) and will serve until the 2010 Annual Meeting (subject to the election and qualification of their successors or their earlier death, resignation or removal).
     Pursuant to Article III, Section 2 of the Company’s bylaws, Mr. Peter M. Weil, who was moved from Class II to Class I in connection with the appointment of Mr. Eric S. Salus as director, was elected at the 2007 Annual Meeting of Stockholders and will serve until the 2009 Annual Meeting of Stockholders (subject to the election and qualification of his successor or his earlier death, resignation or removal).
     Messrs. John M. Hanson and James B. Hayes, as Class I directors, and Messrs. David M. Meyer James O’Connor and John M. Richardson, as a Class III directors, continue to serve on the Board of Directors after the 2007 Annual Meeting, but were not subject to reelection at such meeting.
     The stockholder votes at the 2007 Annual Meeting on the election of directors were as follows:

	Number of	Number of
	Votes FOR	Votes WITHHELD
Detlef H. Adler	7,570,214	6,367,969
Stephen G. Carpenter	13,160,527	777,656
Michael S. Koeneke	13,647,824	290,359
Eric S. Salus	13,578,038	360,145
Peter M. Weil	13,641,252	296,931
     The stockholder votes at the 2007 Annual Meeting on the ratification of Moss Adams, LLP as the independent registered public accounting firm were as follows:

	Number of	Number of	Number of
	Votes FOR	Votes AGAINST	Votes ABSTAIN
Ratification of Moss Adams, LLP	13,831,450	64,950	41,783

Item 5. OTHER INFORMATION -None
Item 6. EXHIBITS

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

4(e)	Amendment No. 1 effective as of July 3, 2007 to the Rights Agreement dated as of February 22, 2000 by and between Ashworth, Inc. and Computershare Trust Company, N. A., as successor Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed on July 3. 2007 (File No. 001-14547) and incorporated herein by reference).

10(a)*	Personal Services Agreement and Acknowledgement of Termination of Executive Employment effective December 31, 1998 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No.001-14547) and incorporated herein by reference).

10(b)*	Amendment to Personal Services Agreement effective January 1, 1999 by and between Ashworth, Inc. and Gerald W. Montiel (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1998 (File No. 001-14547) and incorporated herein by reference).

10(c)*	Amended and Restated Nonqualified Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(d)*	Amended and Restated Incentive Stock Option Plan dated November 1, 1996 (filed as Exhibit 10(j) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(e)*	Amended and Restated 2000 Equity Incentive Plan dated December 14, 1999 adopted by the stockholders on March 24, 2000 (filed as Exhibit 4.1 to the Company’s Form S-8 filed on December 12, 2000 (File No. 333-51730) and incorporated herein by reference).

10(e)(1)	Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(1) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(2)	Guaranty Agreement dated July 6, 2004 between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Guarantors and Union Bank of California, N.A., as Administrative Agent on behalf of Ashworth, Inc. as the Borrower (filed as Exhibit 10(z)(2) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(3)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009(filed as Exhibit 10(z)(3) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(4)	Security Agreement effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth Store I, Inc., Ashworth Store II, Inc., Ashworth Acquisition Corp, Gekko Brands, LLC, Kudzu, LLC and The Game, LLC as Pledgor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(4) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(5)	Deed of Hypothec of Universality of Moveable Property effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Grantor, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(5) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(6)	Equitable Mortgage Over Securities effective as of July 6, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Mortgagor, Union Bank of California, N.A., as Security Trustee and Beneficiary, Bank of the West and Columbus Bank and Trust as Beneficiaries, expiring July 6, 2009 (filed as Exhibit 10(z)(6) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(e)(7)	First Amendment effective as of September 3, 2004 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10(z)(7) to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 001-14547) and incorporated herein by reference).

10(f)	Promotion Agreement effective November 1, 1999 by and between Ashworth, Inc. and Fred Couples (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-14547) and incorporated herein by reference).

10(g)*	Contract Termination Agreement effective October 31, 2002 by and among Ashworth, Inc., James Nantz, III and Nantz Communications, Inc. (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-14547) and incorporated herein by reference).

10(h)*	Promotion Agreement effective October 31, 2002 by and among Ashworth, Inc., James W. Nantz, III and Nantz Enterprises, Ltd. (filed as Exhibit 10(q) to the Company’s Form 10-Q for the quarter ended January 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(i)	Purchase and Installation Agreement dated April 10, 2003 between Ashworth, Inc. and Gartner Storage & Sorter Systems of Pennsylvania (filed as Exhibit 10 (r) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(j)	Agreement for Lease dated May 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(s) to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)	Lease dated September 1, 2003 by and among Ashworth, Inc., Ashworth U.K. Limited and Juniper Developments Limited (filed as Exhibit 10(t) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(1)	Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)	Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)†	License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(n)†	Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(o)(1)	Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(2)	Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(3)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)(4)	Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(1)†	Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(3)	Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(4)	Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(5)	Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)(6)	Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(q)*	Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference.

10(r)	Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(s)*	Second Amended and Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(1)*	Agreement as to Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. effective September 12, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(s)(2)*	Amended and Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(1)*	Amended and Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.5 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(t)(2)*	Amended and Restated Change In Control Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.6 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(1)*	Amended and Restated Employment Agreement with the Company’s Executive Vice President, Green Grass Sales and Merchandising, Peter E. Holmberg, effective as of October 25, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on October 31, 2006 (File No. 001-14547) and incorporated herein by reference).

10(u)(2)*	Amended and Restated Change in Control Agreement with the Company’s Executive Vice President, Merchandising, Design and Production, Peter E. Holmberg, effective as of February 28, 2006 (filed as Exhibit 10.4 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)	Fourth Amendment effective as of January 26, 2006 to the Credit Agreement dated July 6, 2004, between Ashworth, Inc. as Borrower, Union Bank of California, N.A., as Administrative Agent and Lender, Bank of the West and Columbus Bank and Trust as Lenders, expiring July 6, 2009 (filed as Exhibit 10.5 to the Company’s Form 10-K on February 1, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)*	Employment Letter with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.7 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(1)*	Change in Control Agreement with the Company’s Executive Vice President and Chief Financial Officer, Winston E. Hickman, effective as of February 23, 2006 (filed as Exhibit 10.8 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)(2)*	Release Agreement with the Company’s Executive Vice President and Chief financial Officer, Winston E. Hickman, dated November 16, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 11, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)	Personal Services Agreement effective September 12, 2005 by and between Ashworth, Inc. and Peter M. Weil (filed as Exhibit 10.2 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(x)(1)*	Employment Agreement with the Company’s Chief Executive Officer, Peter M. Weil, dated November 27, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)	Settlement Agreement, dated May 5, 2006, by and among the Company and Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners LLC, Michael S. Koeneke, David M. Meyer, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark, Thomas W. Strauss, Black Sheep Partners, LLC, Brian Black, and Peter M. Weil (filed as Exhibit 10.1 to the Company’s Form 8-K on May 9, 2006 (File No. 001-14547) and incorporated herein by reference).

10(z)*	Form of Indemnification Agreement by and between the Company and its Directors, Officers and Other Employees Designated by the Board (filed as Exhibit 10.1 to the Company’s Form 8-K on December 15, 2006 (File No. 001-14547) and incorporated herein by reference).

10(aa)*	Offer of Employment Agreement effective October 10, 2005 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10(aa) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aa)(1)*	Change in Control Agreement effective as of February 9, 2006 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10(aa)(1) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aa)(2)*	Promotion and Retention Bonus Agreement effective February 10, 2006 by and between Ashworth, Inc. and Greg. W. Slack (filed as Exhibit 10(aa)(2) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ab)*	Employment Letter between Eric R. Hohl and the Company, dated March 5, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 7, 2007(File No. 001-14547) and incorporated herein by reference).

10(ac)*	Employment Letter between Edward J. Fadel and the Company, dated May 23, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ad)*	Severance and Release Agreement between Gary I. (“Sims”) Schneiderman and the Company, dated May 25, 2007 (filed as Exhibit 10.2 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ae)*	Severance and Release Agreement between Peter E. Holmberg and the Company, dated May 25, 2007 (filed as Exhibit 10.3 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(af)*	Personal services agreement between Ashworth, Inc., a Delaware corporation and its successors or assignees, and Eric S. Salus (filed as Exhibit 10.1 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ag)†	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and J. Neil Stillwell. (filed as Exhibit 10.1 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ah)†	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Calvin J. Martin, Jr. (filed as Exhibit 10.2 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ai)†	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Phil R. Stillwell. (filed as Exhibit 10.3 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(aj)†	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Jeffery N. Stillwell. (filed as Exhibit 10.4 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference)

10(ak)†	Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and Thomas Patrick Allison, Jr. (filed as Exhibit 10.5 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference)

10(al)	Eighth Amendment effective as of July 13, 2007 to the Revolving / Term Loan Credit Agreement dated as of July 6, 2004 by and between Ashworth, Inc., as Borrower, each lender from time to time party thereto and Union Bank of California, N. A., as Agent (filed as Exhibit 10.1 to the Company’s Form 8-K on August 2, 2007 (file No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Eric R. Hohl.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Eric R. Hohl.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: September 10, 2007	By:/s/Peter M. Weil
Peter M. Weil Chief Executive Officer

Date: September 10, 2007	By:/s/Eric R. Hohl
Eric R. Hohl EVP and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Eric R. Hohl.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter M. Weil.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Eric R. Hohl.