Form 10-K
period 2007-10-31
ASHWORTH INC
filed 2008-01-14
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

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
(760) 438-6610
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.001 par value Rights to Purchase Common Stock	Name of each exchange on which registered The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates based upon the last reported sales price of its common stock on April 30, 2007 as reported on the NASDAQ Global Market was $101,059,949.65.
     There were 14,713,511 shares of common stock, $.001 par value, outstanding at the close of business on December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
     PART III of this Form 10-K incorporates certain information by reference from either the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Commission within 120 days of October 31, 2007, which information is incorporated herein by reference.
CAUTIONARY STATEMENTS
This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “predict,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. Forward-looking statements and the Company’s plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. For more information on the risks to which the Company is subject, see Part I, Item 1A. Risk Factors below.
PART I
Item 1. BUSINESS.
GENERAL DEVELOPMENTS OF THE COMPANY
     Ashworth, Inc., based in Carlsbad, California, was incorporated in Delaware on March 19, 1987. As used in this report, the terms “we,” “us,” “our,” “Ashworth” and the “Company” refer to Ashworth, Inc., its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. The Company designs, markets, distributes and licenses quality sports apparel, headwear and accessories under the Ashworth®, The Game® and Kudzu® labels. The Company holds a license to design, source, market and sell Callaway Golf apparel primarily in the United States, Europe, and Canada.
     Ashworth earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu and The Game brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and top specialty-advertising firms for the corporate market.
     In October 2007, the Company announced the appointment of Allan H. Fletcher to the position of Chief Executive Officer and the appointment of Greg W. Slack to the position of Chief Financial Officer. These announcements were part of a management reorganization which included the departure of Peter M. Weil, the Company’s former Chief Executive Officer and Director who resigned effective October 24, 2007. Eric R. Hohl, the Company’s former Executive Vice President, Chief Financial Officer and Treasurer also left his position at the Company effective October 24, 2007.
     On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC, entered into two and five year employment and non-competition agreements with certain selling members of Gekko Brands, LLC who are currently employees of Gekko Brands, LLC (the “Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending Sections 1.2(c) and 1.3 of the Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of Gekko Brands, LLC by the Company. Under the Purchase Agreement, an additional $6,500,000 would be paid to the Gekko Employees if the subsidiary achieved certain specified EBIT and other operating targets which were to be accounted for as additional cost of the acquired entity. From July 7, 2004 through October 31, 2006, Gekko Brands, LLC achieved the specified EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments for fiscal years 2007 and 2008 totaling $3,350,000 will be accounted for as compensation and recognized as expense on a straight-line basis over the term of the employment and non-competition agreements.
Available Information
     Our website address is www.ashworthinc.com. You may obtain free electronic copies of our reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on the “Investor Relations” portion of our website, under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.
ASHWORTH PRODUCTS
     The Ashworth Men’s Division designs AuthenticsTM, AWSTM (Ashworth Weather Systems®) and fashion collections. Each fashion collection typically consists of knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. Product design focuses on classic, timeless designs with emphasis on quality and innovation.
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

     The Company currently distributes and sells its products primarily through the following distribution channels:
U.S. Golf Pro Shops, Resorts and Off-Course Golf Specialty Shops
     The Company’s core customers are golf pro shops located at golf courses and resorts as well as off-course specialty retailers. The Company refers to this channel as the green grass distribution channel which accounted for 33.2% of net sales in fiscal 2007. The Company currently distributes its products in nearly all of the 50 states.
U.S. Collegiate Bookstores
     The Game brand products are marketed primarily under licenses to over 1,000 colleges and universities, resorts and sporting goods team dealers that serve the high school and college markets. The Game brand is one of the leading headwear brands in the College/Bookstore distribution channel. During fiscal 2007, The Game accounted for 14.1% of net sales.
U.S. NASCAR and Outdoor Market
     The Kudzu brand products are sold into NASCAR/racing markets and through outdoor sports distribution channels, including fishing and hunting. The NASCAR/racing and outdoor sports distribution channel accounted for 8.2% of net sales in fiscal 2007.
U.S. Department Stores and Specialty Stores
     The Company currently sells its Ashworth and Callaway Golf apparel products to selected upscale department and specialty stores, including Macy’s, Lord & Taylor, Bloomingdale’s, Belk, and Nordstrom. During fiscal 2007, the Department and Specialty Stores distribution channel accounted for 8.0% of our net sales.
U.S. Corporate Market
     The Company markets its products to top specialty-advertising firms that re-sell the Company’s products to Fortune 500 companies and other corporations for use in their company stores, sales meetings, catalogs and corporate events. Our Corporate distribution channel accounted for 12.2% of our net sales during fiscal 2007.
International Market
     The Company has a wholly-owned subsidiary in Basildon, England that distributes Ashworth and Callaway Golf apparel product to customers, either directly or through independent sales representatives, in the United Kingdom and other European countries such as Germany, France, Spain, Sweden, Ireland and Portugal. The Company distributes Ashworth and Callaway Golf apparel, headwear and accessories in Canada through two separate divisions, operated by Fletcher Leisure Group, Inc., formerly Almec Leisure Group.
     The Company has entered into licensing and distribution agreements with various partners in countries such as China, Japan, Hong Kong, Singapore, Taiwan, Australia and South Korea. Under these agreements, the licensees import certain product lines from Ashworth and manufacture other approved licensed products designed specifically for their market.
     The Company also uses distributors to sell Ashworth products in other locations such as United Arab Emirates, South Africa, Mexico, Guam and Saipan. The Company’s International distribution channel, which includes our wholly-owned European subsidiary, Canadian divisions, and international licensees and distributors, accounted for 18.5% of our net sales in fiscal 2007.

Ashworth Retail Stores
     The Company operates, through wholly-owned subsidiaries, 18 retail stores in Arizona, California, Florida, Georgia, Illinois, Massachusetts, Nevada, New York, Texas, Utah, Virginia and Washington. The main purpose of these stores is to help control and manage inventory by selling prior season and irregular merchandise. The Company also sells its excess and irregular inventory through select clearance retailers. During fiscal 2007, the Ashworth Retail Stores distribution channel accounted for 5.8% of our net sales.
SALES AND MARKETING
     The Company’s products are sold in the United States, Europe and Canada largely by independent sales representatives who are not employees of the Company or its subsidiaries. At December 31, 2007, the Company had approximately 154 independent and 25 employee sales representatives worldwide. The Company also uses several different distributors and licensees in various international locations.
     In an effort to add exposure and consumer credibility to its Ashworth brand, the Company has contracts with golf celebrities who wear and endorse the Company’s products. At October 31, 2007, these individuals included: Fred Couples, Chris DiMarco, Nick Watney, Steve Flesch, Nicole Castrale, Brett Wetterwich and others. The Company uses these players and celebrities in advertisements, in-store displays, and for trade shows, store and other special appearances.
     The Ashworth marketing platform is designed to heighten brand awareness, brand strength and brand growth globally through print, moving media, communications, promotional, tradeshow initiatives and tour exposure.
     Ashworth continued its in-store shop program in 2007 and has a distinct in-store presence in many golf shops and department stores throughout the United States. This modular fixture program is designed to help create an in-store shop for Ashworth and Callaway Golf apparel products coupled with pictures and displays of our spokespersons and golf professionals.
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

     Net revenues in fiscal 2007 were $202.2 million which was a decrease of 3.5% from net revenues of $209.6 million in fiscal 2006. During the last three fiscal years, the Company had the following domestic and international net revenues:

	Years Ended October 31,
	2007	2006	2005
	(In thousands)
Consolidated Net Revenues:
Domestic:
Domestic, excluding Gekko	$119,630	$129,360	$133,176
Gekko	45,208	41,768	37,511

Total Domestic	164,838	171,128	170,687

International:
Ashworth U.K., Ltd.	27,236	27,987	23,416
Other international	10,115	10,485	10,685

Total International	37,351	38,472	34,101

Total Net Revenues	$202,189	$209,600	$204,788

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
     At December 31, 2007, the Company had a sales order backlog of approximately $63,187,000 from independent third parties, which is approximately $4,170,000 or 7.1% higher than the comparable backlog at December 31, 2006. Backlog reflects sales orders that are placed with the Company prior to the period in which the goods are to be shipped, as opposed to “at-once” sales orders that are received in the period in which the goods are expected to be shipped. The current backlog covers orders for goods expected to be shipped through approximately October 2008. The amount of the sales order backlog at a particular time is affected by a number of factors, including the timely flow of product from suppliers which can impact the Company’s ability to ship on time, and the timing of customers’ orders. Accordingly, a comparison of sales order backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments in any period. In addition, sales orders may be changed or canceled prior to shipment, preventing the Company from converting backlog into revenue.
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
PRODUCT SOURCING
Full Package Finished Goods
     The Company’s products are manufactured to the Company’s quality and styling specifications and imported into the United States, Canada, and the United Kingdom as “full package” finished goods produced by independent third party suppliers. Nearly all the Company’s merchandised goods are manufactured in Asia, including China, Hong Kong, Korea, Macao, Malaysia, the Philippines, Taiwan, Thailand and Vietnam. We also manufacture goods with independent factories in Peru and Mexico. Our largest single apparel manufacturer operates in Thailand and Hong Kong and accounted for approximately 21% of the total fiscal 2007 apparel production. Our largest single headwear manufacturer is located in China and accounted for approximately 50% of the total fiscal 2007 headwear production.
In-House Embroidery
     The Company embroiders custom golf course, tournament, collegiate, NASCAR/racing, outdoor sports, and corporate logos in its Oceanside, California, Phenix City, Alabama and Basildon, England embroidery and distribution centers using approximately 124 multi-head, computer-controlled embroidery machines with a total of approximately 832 sewing heads. The embroidery design libraries contain over 117,000 Ashworth, Callaway, The Game, Kudzu and customer designs. Embroidery is applied to both garments and finished headwear. On average, the Company embroiders 68,000 logos per week on approximately 71,000 product units.
Duties and Quotas
     Virtually all of our merchandise imported into the United States, Canada and the United Kingdom is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quotas. Quotas represent the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Under the Agreement on Textiles and Clothing, quotas on textile and apparel products were eliminated on January 1, 2005 for World Trade Organization (the “WTO”) member countries, including the United States, Canada, United Kingdom and European countries. Notwithstanding quota eliminations, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and the United Kingdom) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so-called “safeguard quota provisions”). In response to surging imports, in November 2005 the United States and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China, Vietnam or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). China has imposed an export tax on all textile products manufactured in China. Although there can be no assurance, the Company does not believe this tax or quota will have a material impact on our business.
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
TRADEMARKS AND LICENSE
     The Company owns and utilizes numerous trademarks, principal among which are the Ashworth typed and design marks, the Golfman design mark, and the Weather Systems stylized mark. The Ashworth typed and design marks, the Golfman design marks, the Weather Systems stylized mark and Ashworth’s two bar design have been registered on the Principal Register of the United States Patent and Trademark Office for one or all of the following classes, apparel, shoes, leather goods and/or golf bags. Additionally, the Company has several other pending trademark applications and trademark registrations in the United States for the AWS and Two Bar Design marks.
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
     Callaway Golf is a trademark of Callaway Golf Company. The Company is an Official Apparel Licensee of Callaway Golf Company. The Company has licensed the use of the Callaway Golf trademark pursuant to a multi-year, exclusive licensing agreement to design, source and sell Callaway Golf brand apparel primarily in the United States, Europe and Canada. The agreement, effective until December 31, 2010, provides for, among other matters, minimum annual royalty payments and other sales and marketing commitments regardless of the Company’s actual sales of Callaway-branded products. It may be extended for one five-year term at Ashworth’s sole discretion, provided that Ashworth meets or exceeds certain performance requirements for calendar years 2008 and 2009.
EMPLOYEES
     At December 31, 2007, Ashworth had approximately 598 regular employees and 98 seasonal temporary employees. We believe that relations between Ashworth and its employees are generally good.

Executive Officers
     The following are our current officers and former executive officers who resigned during fiscal 2007 and their principal business experience for the past five years.

Name	Age	Position with the Company

Current Officers as of December 31, 2007

Allan H. Fletcher	63	Chief Executive Officer

Edward J. Fadel	52	President

Greg W. Slack	46	Chief Financial Officer, Principal Accounting Officer

Paul A. Bourgeois	58	Senior Vice President, Sales

Former Officers as of December 31, 2007

Winston E. Hickman	65	Executive Vice President and Chief Financial Officer

Gary I. (“Sims”) Schneiderman	46	President

Peter E. Holmberg	56	Executive Vice President — Green Grass Sales and Merchandising

Peter M. Weil	56	Chief Executive Officer and Director

Eric R. Hohl	46	Executive Vice President, Chief Financial Officer and Treasurer
Current Officers as of December 31, 2007:
Allan H. Fletcher
Chief Executive officer
Mr. Fletcher was appointed Chief Executive Officer of the Company on October 24, 2007. Mr. Fletcher is the founder of Fletcher Leisure Group, Inc. (“FLG”), which has been one of Canada’s leading suppliers of branded golf apparel, sportswear and golf equipment for over 40 years and is a long-standing business partner of the Company. Mr. Fletcher was responsible for the operations and strategic direction of FLG and served as its President until December 2003 when he became and continues to serve as the Chairman and Chief Executive Officer. Mr. Fletcher is also an officer of Fletcher Leisure Group, Ltd., a management consulting company serving the golf industry, which provides Mr. Fletcher’s services to the

Company under a consulting agreement. Mr. Fletcher’s son, Mark Fletcher, currently serves as the President of FLG and oversees its operations.
Edward J. Fadel
President
Mr. Fadel was appointed President of the Company effective May 23, 2007. Mr. Fadel most recently served as Vice President of Merchandising at Greg Norman / Reebok. Previously, from 2005 to 2006, he served as Chief Strategist of Apparel at Ahead, Inc. where he formulated apparel and headwear strategies for both the Ahead men’s line and Kate Lord women’s line. Prior to that, Mr. Fadel served as Senior Vice President of Merchandising and Design at the Company from 2002 to 2004. Mr. Fadel joined the Company in 2001 and served as Vice President — Callaway Golf Apparel Merchandising & Design until his promotion in 2002. Mr. Fadel worked as a consultant with various apparel manufacturers from 2000 until 2001. Prior to that, Mr. Fadel founded and served as President of Elandale Golfwear, a women’s sportswear producer, from 1995 to 2000 and as President of Cutter & Buck Big & Tall (a division of The Jeremy Dold Co.) from 1992 to 1995.
Greg W. Slack
Chief Financial Officer and Principal Accounting Officer
Mr. Slack was appointed Chief Financial Officer and Principal Accounting officer on October 24, 2007. He had previously served as the Company’s Vice President — Finance, Corporate Controller & Principal Accounting Officer until July 2007. Prior to returning to the Company, Mr. Slack served as Vice President of Finance of Pivotstor LLC from August 1, 2007 to October 23, 2007. Mr. Slack initially joined the Company as Director of Internal Audit in October 2005, was promoted to Corporate Controller in February 2006, promoted to Vice President — Finance in July 2006 and appointed Principal Accounting Officer in October 2006. From September 2004 until October 2005, Mr. Slack worked on the Company’s Sarbanes-Oxley project as an independent consultant. Mr. Slack was with JMC Management, Inc. from December 2001 through August 2004, where he served as the Chief Financial Officer from January 2003 to August 2004 and as the Controller from December 2001 to January 2003. Prior to that, Mr. Slack held various accounting related positions at Bay Logics, Inc. and PricewaterhouseCoopers LLP. He holds a Certified Public Accountant license from the State of California and a B.S. degree in Accountancy from San Diego State University.
Paul A. Bourgeois
Senior Vice President of Sales
Mr. Bourgeois was appointed Senior Vice President of Sales for all domestic sales channels on October 1, 2007. Mr. Bourgeois most recently served as Vice President of Sales and Marketing for the E. Magrath/Byron Nelson Golf Division of VF Imagewear from May 2005 to September 2007. He was responsible for developing all sales and marketing initiatives along with working very closely with merchandising and design on product development. Prior to this, he was Vice President of Sales for the Cutter & Buck Golf Division and responsible for developing budgets, selling initiatives, and all sales plans. Mr. Bourgeois spent nine years with Cutter & Buck from June 1995 to April 2004 and was promoted to Vice President of Sales in March 2002.

Former Officers as of December 31, 2007:
Peter M. Weil
Chief Executive Officer and Director
Mr. Weil resigned his position as Chief Executive Officer and as a Director of the Company, effective October 24, 2007. He previously served as a full-time consultant and member of the Company’s Office of the Chairman (an interim executive body utilized until a new CEO was identified) from September 12, 2006 until October 30, 2006 when he was appointed as Chief Executive Officer. Mr. Weil was appointed to the Company’s Board of Directors on May 8, 2006 and continued to serve as a member of the Board until his resignation. During Mr. Weil’s tenure as the Company’s CEO, he was an inactive Partner of Lighthouse Retail Group LLC, a consulting firm specializing in improving operating and positioning strategies for retailers. From 1996 to 2004, Mr. Weil served as Senior Vice President/Director of Management Horizons (formerly, PricewaterhouseCoopers — retail consulting group). His consulting clients have included Hewlett Packard, Disney, Brooks Brothers, Nordstrom, Family Dollar and Loblaws. Mr. Weil previously held Senior Vice President positions with Macy’s, Marshalls and J Baker/Morse Shoe in merchandising and supply chain management. Mr. Weil holds an M.B.A. from the Harvard Business School and a B.A. from the University of Michigan.
Gary I. (“Sims”) Schneiderman
President
Mr. Schneiderman joined the Company in September 2001 and resigned from his position with the Company effective May 21, 2007. Mr. Schneiderman was appointed President of the Company effective September 12, 2006. He served as Vice President of Sales for Ashworth and Callaway Golf apparel Retail Sales until January 2004, when he was promoted to Senior Vice President of Sales and became responsible for Callaway Golf apparel Green Grass Sales. In September 2005, Mr. Schneiderman was promoted to Executive Vice President of Sales, Marketing and Customer Service. Prior to joining the Company, Mr. Schneiderman served in a number of capacities at Tommy Hilfiger USA, including National Sales Manager for men’s sportswear. He served as a Regional Sales Manager for Pincus Brothers Maxwell Tailored Clothing from 1985 to 1990.
Winston E. Hickman
Executive Vice President and Chief Financial Officer
Mr. Hickman joined the Company on February 23, 2006 and resigned from his position with the Company effective November 17, 2006. Mr. Hickman most recently served as Executive Vice President and Chief Financial Officer of REMEC, Inc., a NASDAQ-listed designer and manufacturer of advanced wireless subsystems used in commercial and defense communications applications. Mr. Hickman joined REMEC in 2003 from privately-held Paradigm Wireless System, Inc. where, beginning in 2000, he was an investor, Chief Financial Officer and a member of the board of directors. Mr. Hickman has also previously served as board member, Chief Financial Officer, and financial advisor to a number of public and private companies. Mr. Hickman served as Chief Financial Officer of Pacific Scientific Company, a NYSE-listed company, and earlier held senior financial positions at Rockwell International, Allied-Signal, and Vans, Inc. Mr. Hickman holds an M.B.A. from the University of Southern California and a B.A. from California State University, Long Beach.
Peter E. Holmberg
Executive Vice President — Green Grass Sales and Merchandising
Mr. Holmberg resigned from the Company effective May 21, 2007. He was appointed Executive Vice President — Green Grass Sales and Merchandising on October 25, 2006. Mr. Holmberg joined the Company in July 1998 and served as the Director of Corporate Sales until December 1999. He served as Vice President of Corporate Sales from December 1999 to August 2001 when he was promoted to Senior Vice President of Sales and had the added responsibility of Ashworth Green Grass Sales. Mr. Holmberg then served as the Senior Vice President of Merchandising and Design from May 2005 until September 2005 when he was promoted to Executive Vice President of Merchandising, Design and Production.

Prior to joining the Company, Mr. Holmberg served as National Corporate Sales Manager for Cutter & Buck, Inc. from 1995 to 1998 and as Regional Manager and Buyer for Patrick James, Inc. from 1992 to 1995. Mr. Holmberg was the proprietor of The Country Gentleman, an upscale retail store in Bellevue, Washington, from 1975 to 1992.
Eric R. Hohl
Executive Vice President, Chief Financial Officer and Treasurer
Mr. Hohl left his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company, effective October 24, 2007. He was appointed Executive Vice President, Chief Financial Officer and Treasurer effective March 19, 2007. Mr. Hohl joined the Company from ISE Corporation where he served as Chief Financial Officer since April 2005. ISE Corporation designs, engineers and assembles hybrid and hydrogen drive systems for heavy duty vehicles. From March 2004 to April 2005, Mr. Hohl served as the Chief Financial Officer and Chief Operating Officer at B.B. Dakota, Inc., a women’s apparel company. From September 2000 to February 2004, Mr. Hohl served as Chief Financial Officer for Ritz Interactive, Inc., an E-commerce company.
Item 1A. RISK FACTORS.
The Company’s business is subject to certain risks that could affect the value of the Company’s common stock. These risks include, but are not limited to, the following:
Risks Related to Our Business
If we are unable to successfully retain executive leadership and other key personnel, the Company’s ability to successfully develop and market its products and operate its business may be harmed.
The Company has experienced a high level of turnover in its executive leadership, including the departures of its chief executive officer and its chief financial officer in October 2007. Both executive positions have been filled and, although the new executive management team is experienced in the industry and familiar with the Company, they may encounter some difficulty transitioning into their new positions and effectively managing the Company’s business processes, which may have a negative impact on the Company’s near term results of operations and financial position. Near term changes to the Company’s executive officers or the inability to retain other qualified management personnel could delay the development and introduction of new products, harm the Company’s ability to sell its products, damage the image of the Company’s brands and/or prevent the Company from executing its business strategy.
Our products face intense competition.
The market for golf apparel and sportswear is extremely competitive. The Company has several strong competitors, including Nike and Adidas, which have greater financial resources and larger market share and presence outside of the Company’s core green grass market. Price competition or industry consolidation could weaken the Company’s competitive position. Our competitors’ product offerings, technologies, marketing expenditures (including for advertising and endorsements), pricing, costs of production, and customer service are areas of intense competition. This competition, in addition to rapid changes in technology and consumer preferences in our markets, constitutes a significant risk factor in our operations. If we do not adequately and timely anticipate and respond to our competitors or our consumers, our costs may increase or the consumer demand for our products may decline significantly.
Failure to implement the Enterprise Resource Planning system may adversely affect the Company’s operations and financial results.
In December 2005, the Company signed purchase contracts for a new Enterprise Resource Planning (“ERP”)

system that was initially scheduled to be installed over the following two fiscal years. In December 2007, the new ERP system was placed into service in the United Kingdom. The initial implementation of the system in the United Kingdom was originally scheduled for May 2007, but was delayed six months due to difficulties experienced in the final design and rollout phase of the project. The Company intends to monitor and evaluate the operating benefits and efficiencies of the system in the United Kingdom over the next several months before implementing the system at the Company’s corporate headquarters which is not expected to take place before October 31, 2009. The Company may continue to experience difficulties in implementing the new ERP system in the United States and other related systems that could disrupt its ability to timely and accurately process and report key components of the results of its consolidated operations, its financial position and cash flows. Any disruptions or difficulties that may occur in connection with implementing the new ERP system or any future systems could also adversely affect the Company’s ability to complete the evaluation of its internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect the Company’s financial results.
If our embroidery and distribution center fails to operate as anticipated, the Company could incur additional expense.
The Company’s results of operations would continue to be adversely affected if the Company’s embroidery and distribution center (the “EDC”) does not operate as anticipated or functionality problems are encountered. We have been operating at an overall downtime percentage of under 2% for the second half of fiscal 2006 and fiscal 2007. The EDC has operated substantially below its designed production capacity since its inception on November 1, 2004. A disaster recovery plan has also been in place for major disasters since the first quarter of fiscal 2007. Nonetheless, major long term functionality issues could occur. Any such operational problems may cause the Company to incur additional expense, experience delays in customer shipments, or require the Company to lease additional distribution space. In addition, the Company’s results of operations could be negatively impacted if future sales volume growth does not reach significantly higher levels and the facility’s additional distribution capacity is not fully utilized, or if the Company does not achieve projected cost savings from the distribution facilities as soon as, or in the amounts, anticipated.
Failure to determine adequate inventory levels may result in decreased operating margins and harm our business.
The Company maintains high levels of inventory to support its Authentics program as well as the Callaway Golf apparel classics program. Additional products, greater sales volume and customer trends toward increased “at-once” ordering may require increased inventory. Disposal of excess prior season inventory is an ongoing part of the Company’s business, and write-downs of inventories have materially impaired the Company’s financial position in the past and may do so again in the future. Particular inventories may be subject to multiple write-downs if the Company’s initial reserve estimates for inventory obsolescence or lack of sell-through prove to be too low. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply the products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers or result in lost sales, negatively impact retailer and distributor relationships, and diminish brand loyalty.
Failure to meet certain performance requirements could cause the Company to lose its exclusive licensing agreement with Callaway Golf.
The Company is party to a multi-year licensing agreement to design, source and sell Callaway Golf apparel primarily in the United States, Europe and Canada. The agreement provides for, among other matters, minimum annual royalty payments and other sales and marketing commitments regardless of the Company’s actual sales of Callaway-branded products. In addition, the Company must meet certain performance requirements for calendar years 2008 and 2009 in order to have the option to extend the licensing agreement for an additional five-year term after December 31, 2010. If the Company fails to meet these requirements, future agreements with Callaway Golf apparel may not be available and the Company’s revenues would materially decline.
Changes in the retail industry could cause a decrease in the number of retail stores in which our products are carried.
In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the department store retail industry, including: consolidating their operations; undergoing restructurings or reorganizations; or realigning their affiliations. These situations concentrate our credit risk in a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid.
Sales of our product are dependent on the economy, popularity of golf, and weather conditions.
Demand for the Company’s products may decrease significantly if the economy weakens, if the popularity of golf decreases, if consolidation of golf properties continues, or if unusual weather conditions or other factors cause a reduction in rounds played.
Development of fashions or styles that are not well received would negatively impact our revenues and net profits.
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
The Company sells a significant portion of its products to customers in the department store retail channel. If the department stores do not sell-through the Company’s products in a timely manner, they often request markdown allowances from the Company or delay future purchases of the Company’s products which could cause the Company to lose sales or receive lower margins. The Company’s products have experienced less than anticipated sell-through in the past and may do so again in the future.
Our international sourcing involves inherent risks which could result in harm to our business.
The Company does not own or operate any manufacturing facilities and depends exclusively on independent third parties for the manufacture of all our products. Our products are manufactured to our specifications primarily by international manufacturers in Asian countries. Our largest single apparel and manufacturer operates in Thailand and Hong Kong and accounted for approximately 21% of our total apparel production during fiscal 2007. Our largest single headwear manufacturer is located in China and accounted for approximately 50% of our total headwear production during fiscal 2007. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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
Failure of our contractors to comply with labor laws and codes of conduct followed by the Company could disrupt our shipments and damage our reputation.
The Company seeks to require its licensees and independent manufacturers to operate in compliance with applicable laws and regulations, and certain codes of conduct. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of laws or codes of conduct by an independent manufacturer used by the Company or one of our licensees, or the divergence of an independent manufacturer’s or licensee’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these developments, in turn, could have a material adverse effect on our financial condition and results of operations.
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
The Company’s success depends to a significant degree upon its ability to protect and preserve its intellectual property, including copyrights, trademarks, patents, service marks, trade secrets and similar intellectual property. The Company relies on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect its proprietary rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, particularly in those countries where the laws do not protect its proprietary rights as fully as in the United States. The use of the Company’s intellectual property by others could reduce or eliminate any competitive advantage the Company has developed, causing it to lose sales or otherwise harm its business. If it became necessary for the Company to resort to litigation to protect these rights, any proceedings could be burdensome and costly and the Company may not prevail.
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
Our business is affected by seasonality and consumer discretionary spending, which could result in fluctuations in our operating results.
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
Our substantial indebtedness could adversely affect our operations, financial condition and the ability to enter into certain change of control transactions.
The Company has a significant amount of indebtedness. As of October 31, 2007, the Company had a total of $60.8 million of indebtedness. $30.9 million of indebtedness that was outstanding under the Company’s term loan and revolving credit facility with Union Bank of California, N.A. (“Union Bank”) was paid off by the Company on the date that the new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit will be 100% reserved against borrowing availability) with Bank of America, N.A., (“B of A”) was consummated. The Company’s indebtedness under the Credit Facility could have important consequences, such as:
•	limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants in the Credit Facility;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	making us vulnerable to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates.
If our cash from operations is not sufficient to meet our expenses and obligations under the Credit Facility, we may be required to refinance our debt, sell assets, borrow additional money or raise equity.
We expect to generate the funds necessary to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Because our business is seasonal, our borrowings under the Company’s revolving credit facility usually fluctuate during the year, generally peaking during March through May.
Our ability to generate cash to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of our products, pressure from competitors and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section). Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on the Credit Facility.
If we do not have enough cash to pay the Credit Facility, we may be required to amend it, refinance it, sell assets, incur additional indebtedness or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.
Restrictive covenants in the Credit Facility may restrict our operational flexibility. Our ability to comply with these restrictions depends on many factors beyond our control.
The Credit Facility includes certain covenants that, among other things, limits or restricts our ability to:
•	incur or guarantee additional debt;

•	incur liens;

•	pay dividends, repurchase stock or make other distributions;

•	sell assets;

•	make loans and investments;

•	enter into consolidations or mergers; and

•	enter into transactions with affiliates.
The Credit Facility may also limit our ability to agree to certain change of control transactions, because a “change of control” (as defined in the Credit Facility) will result in an event of default.
A breach of any of the covenants or restrictions contained in the Credit Facility could result in an event of default under the Credit Facility in which case the amounts outstanding under the Credit Facility could be declared immediately due and payable. If the payment of the indebtedness is accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other indebtedness that would become due as a result of any acceleration.
The Credit Facility is subject to variable rates of interest, which could negatively impact the Company’s net profitability.
Borrowings against the Credit Facility are at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income and cash flows would decrease.
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
Item 1B. UNRESOLVED STAFF COMMENTS.
None.
Item 2. PROPERTIES.
     The Company owns an embroidery and distribution center (the “EDC”) and an adjacent undeveloped seven acres of land, located in Oceanside, California. The EDC consists of approximately 203,000 square feet of useable office and warehouse space used by the Company to warehouse, embroider, finish, package and distribute apparel and related accessories. The EDC was financed with an $11.7 million secured loan agreement with a remaining principal balance of $11.0 million as of October 31, 2007, that carries a fixed interest rate of 5% amortized over 30 years, due and payable on May 1, 2014. The Company leases its principal executive offices, which are located in Carlsbad, California.
     The Company and its subsidiaries currently have the following material leases for administrative and distribution facilities:

		Lease	Min./Current	Maximum
	Square	Expiration	Base	Base Rent
Location	Footage	Date	Rent Per Month	Per Month
			($)	($)
Administrative and Distribution Centers:
Carlsbad, CA	93,900	12/31/10	104,058	104,058

Essex, England	31,900	8/31/13	36,719	36,719

Phenix City, AL	117,568	8/06/12	38,060	49,466
     The Company and its subsidiaries also lease a total of approximately 53,000 square feet of retail space for its 18 retail stores. The leases expire through August 2016 and require total current base rent per month of approximately $145,000 and total maximum base rent per month of approximately $179,000. The Company also pays percentage rent based on revenues that exceed certain breakpoints for all of the retail store leases. In addition, the Company leased a showroom in New York at a fixed annual rent of $95,000 payable in monthly installments of $7,910. The lease on the showroom expired in April 2007; at that time the Company continued to lease the showroom on a month to month basis through November 2007. In December 2007, the Company leased a showroom at a new location in New York at a fixed annual rent of $143,550 payable in monthly installments of $11,963 for the first three years and an annual rent of $156,600 payable in monthly installments of $13,050 for the last two years. All of the leases require the Company to pay its pro rata share of taxes, insurance and maintenance expenses. The Company guarantees a portion of several leases held by Ashworth subsidiaries.
Item 3. LEGAL PROCEEDINGS.
     On February 27, 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company willfully violated the Fair

Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff sought statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. The suit against Ashworth was one of hundreds of suits filed against different retailers nationwide. The proposed class representative for the putative class filed his motion to certify this matter as a class action. The Company filed an opposition to the motion and the court entered an order denying the class certification. On November 13, 2007, the parties entered into a settlement on the record whereby Ashworth would pay the plaintiff $1,000 and the plaintiff would dismiss his individual claim with prejudice. Ashworth admitted no liability and continues to dispute any allegation that it willfully violated the Fair Credit Reporting Act. The parties subsequently entered into a written stipulation to that effect and the court dismissed the complaint.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Company held its 2007 Annual Meeting of Stockholders on August 30, 2007. The information required by this Item 4 was included in the Company’s third quarter Form 10-Q which was filed on September 10, 2007 with the Securities and Exchange Commission and is incorporated into this Item 4 by reference.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     The Company’s common stock is traded on the NASDAQ Global Market under the symbol “ASHW.” The following table sets forth the high and low sale prices on the NASDAQ Global Market for the quarters indicated.

	High	Low
Fiscal 2007
Quarter ended January 31, 2007	$8.01	$6.75
Quarter ended April 30, 2007	8.61	6.96
Quarter ended July 31, 2007	8.57	6.13
Quarter ended October 31, 2007	7.20	5.19

	High	Low
Fiscal 2006
Quarter ended January 31, 2006	$9.03	$7.00
Quarter ended April 30, 2006	10.45	8.17
Quarter ended July 31, 2006	10.32	8.14
Quarter ended October 31, 2006	8.24	6.17
Holders
     The Company has only one class of common stock. As of December 31, 2007, there were 458 stockholders of record and approximately 3,200 beneficial owners of the Company’s common stock.
Dividends
     No dividends have ever been declared with respect to the Company’s common stock. In the past, the Board of Directors has chosen to reinvest profits in the Company rather than declare a dividend. The Company does not currently intend to pay cash dividends for the foreseeable future. For restrictions on dividends see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no stock repurchases made during the quarter ended October 31, 2007.
Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.
Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder returns on the Company’s common stock over a five-year period with the cumulative total return of the NASDAQ Stock Market (U.S. Companies) and the stocks of companies in the same Standard Industrial Classification as the Company (SIC 2300-2399). The graph assumes that $100.00 was invested on October 31, 2002 in the Company’s common stock and each index and that all dividends were reinvested. The comparisons in the graph are not intended to forecast nor are they necessarily indicative of possible future performance of the Company’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ashworth, Inc., The NASDAQ Composite Index
And SIC Code 2300 - 2399
* $100 invested on 10/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending October 31.

	10/31/02	10/31/03	10/31/04	10/31/05	10/31/06	10/31/07
Ashworth, Inc.	100.00	158.70	158.49	132.64	132.45	104.91
NASDAQ Composite	100.00	144.06	149.55	161.38	182.42	221.36
SIC Code 2300 - 2399	100.00	115.73	128.72	123.65	159.91	161.63

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.
     The statements of operations data set forth below with respect to the fiscal years ended October 31, 2007, 2006 and 2005 and the balance sheet data as of October 31, 2007 and 2006 are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report on Form 10-K. The statement of operations data set forth below with respect to the fiscal years ended October 31, 2004 and 2003 and the balance sheet data as of October 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this annual report on Form 10-K. No dividends have been paid for any of the periods presented.

	Years Ended October 31,
	2007	2006	2005	2004 (1)	2003
	(In thousands, except for per share amounts)
Statements of Operations Data:
Net revenues	$202,189	$209,600	$204,788	$173,102	$149,438
Gross profit	77,767	85,813	76,913	72,130	60,811
Selling, general and administrative expenses	85,814	81,475	75,441	54,087	48,122
Income (loss) from operations	(8,047)	4,338	1,472	18,043	12,689
Net income (loss)	(14,116)	951	(727)	8,203	7,328
Net income (loss) per basic share	(0.97)	0.07	(0.05)	0.61	0.56
Weighted average basic shares outstanding	14,576	14,400	13,872	13,401	13,006
Net income (loss) per diluted share	(0.97)	0.07	(0.05)	0.60	0.56
Weighted average diluted shares outstanding	14,576	14,514	13,872	13,728	13,198

			As of October 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital	$52,091	$61,496	$59,272	$71,758	$74,112
Total assets	160,414	164,043	164,714	159,486	105,906
Long-term debt (less current portion)	13,844	15,671	17,320	27,186	2,631
Stockholders’ equity	99,637	108,634	102,562	101,216	88,555

(1)
On July 6, 2004 the Company acquired Gekko Brands, LLC (Gekko). The financial information above includes the results of operations for Gekko from July 7, 2004 (approximately four months for fiscal year 2004) and 12 months for fiscal years 2005, 2006 and 2007.

For the years ended October 31, 2007 and October 31, 2005 the diluted net loss per share was calculated using the basic weighted average shares outstanding as the effect of stock options would be anti-dilutive due to the Company’s loss position in those periods.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
General
     The Company operates in an industry that is highly competitive and must accurately anticipate fashion trends and consumer demand for its products. There are many factors that could cause actual results to differ materially from the projected results contained in certain forward-looking statements in this annual report on Form 10-K. For additional information, see “Cautionary Statements” and “Item 1A. Risk Factors” in Part I.
Critical Accounting Policies and Estimates
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
     Sales Returns, Markdowns and Other Allowances. Management must make estimates of potential future product returns and other allowances related to current period product revenues. Management analyzes historical returns, current economic trends, changes in customer demand, and sell-through of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result with respect to the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns, markdowns and other allowances amounted to $3.9 million at October 31, 2007 compared to $4.0 million at October 31, 2006.
     Allowance for Doubtful Accounts. Management must also make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing current economic conditions, historical bad debts and continually evaluating individual customer receivables while considering the customer’s financial condition. The Company has credit insurance to cover many of its major accounts. Our trade accounts receivable balance was $34.5 million, net of allowances for doubtful accounts of $1.0 million, at October 31, 2007, as compared to the balance of $34.0 million, net of allowances for doubtful accounts of $1.1 million, at October 31, 2006. Allowances for doubtful accounts as a percentage of trade accounts receivable was 2.9% at October 31, 2007 and 3.1% at October 31, 2006.
     Inventory. The Company writes down its inventory by amounts equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $50.5 million, net of inventory write-downs of $4.6 million, at October 31, 2007, as compared to an inventory balance of $45.0 million, net of inventory write-downs of $3.5 million, at October 31, 2006. Inventory write-downs as a percentage of inventories were 8.3% at October 31, 2007 compared to 7.1% at October 31, 2006.
     Deferred Taxes. SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies (“SFAS 5”).
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
Off-Balance Sheet Arrangements
     At October 31, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Overview
     The Company earns revenues and income and generates cash through the design, marketing and distribution of quality men’s and women’s sports apparel, headwear and accessories under the Ashworth, Callaway Golf apparel, Kudzu and The Game and brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. All of the Company’s apparel production in fiscal 2007 was through “full package” purchases of ready-made goods with nearly all of the apparel and all of the headwear being manufactured in Asian countries. The Company embroiders a majority of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC entered into two and five year employment and non-competition agreements with certain selling members of Gekko Brands, LLC who are currently employees of Gekko Brands, LLC (“the Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending Sections 1.2(c) and 1.3 of the Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of Gekko Brands, LLC by the Company. Under the Purchase Agreement, an additional $6,500,000 would be paid to the Gekko Employees if the subsidiary achieved certain specified EBIT and other operating targets which were to be accounted for as additional cost of the acquired entity. From July 7, 2004 through October 31, 2006, Gekko Brands, LLC (“Gekko”) achieved the specified EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments for fiscal years 2007 and 2008, totaling $3,350,000, will be accounted for as compensation and recognized into expense on a straight-line basis over the term of the employment and non-competition agreements. From March 1, 2007 through October 31, 2007, the Company recorded approximately $0.7 million in compensation expense related to the employment agreements.
     During the financial close for the year ended October 31, 2007, the Company performed its annual assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year cumulative losses for fiscal years ended October 31, 2007, 2006, and 2005, the Company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.
     Accordingly, the Company recorded tax charges during fiscal year ended October 31, 2007 of $7.3 million to increase a valuation allowance against deferred tax assets. These tax charges are recorded in the provision for income taxes in the accompanying consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until other positive evidence is sufficient to justify realization.
     Technology. In December 2005, the Company signed purchase contracts for a new Enterprise Resource Planning (“ERP”) system. The current computer system was initially installed in 1993 and lacks the sophistication required to efficiently operate a multi-currency, multi-subsidiary business. The new ERP system is expected to provide management with timely, consolidated information to gain better visibility into our business drivers. In December 2007, the new ERP system was placed into service in the United Kingdom. The initial implementation of the system in the United Kingdom was originally scheduled for May 2007 but was delayed six months due to difficulties experienced in the final design and rollout phase of the project. The Company intends to monitor and evaluate the operating benefits and efficiencies of the new ERP system in the United Kingdom over an extended period before management begins implementing the system at the Company’s corporate headquarters which is not expected to take place before October 2009.

Fiscal 2007 Compared To Fiscal 2006
     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in millions):

					% of Total
			Change		Revenue
	2007	2006	$	%	2007	2006
Net revenues:
Retail distribution	$16.3	$22.7	$(6.4)	(28.2)%	8.0%	10.8%
Domestic green grass	67.1	70.3	(3.2)	(4.6)%	33.2%	33.6%
Domestic corporate	24.6	25.8	(1.2)	(4.7)%	12.2%	12.3%
Domestic outlet store	11.7	10.5	1.2	11.4%	5.8%	5.0%

Total domestic	119.6	129.3	(9.6)	(7.4)%	59.2%	61.7%

Gekko	45.2	41.8	3.4	8.1%	22.3%	19.9%
Ashworth U. K.	27.2	28.0	(0.8)	(2.9)%	13.5%	13.4%
Other international	10.1	10.5	(0.4)	(3.8)%	5.0%	5.0%

Total net revenues	202.2	209.6	(7.4)	(3.5)%	100.0%	100.0%

Cost of goods sold	124.4	123.8	0.6	0.5%	61.6%	59.0%
Selling, general and administrative expenses	85.8	81.5	4.3	5.3%	42.4%	38.9%

Total operating expenses	210.2	205.3	4.9	2.4%	104.0%	97.9%

Income (loss) from operations	(8.0)	4.3	(12.3)	(283.5)%	(4.0)%	2.1%
Interest expense, net	(2.8)	(2.8)	—	0.0%	(1.4)%	(1.3)%
Other expense, net	(0.2)	0.3	(0.5)	(166.7)%	(0.1)%	0.1%

Income (loss) before provision for income taxes	(11.0)	1.8	(12.8)	(711.1)%	(5.5)%	0.9%
Provision for income taxes	3.1	0.8	2.3	287.5%	1.5%	0.4%

Net income (loss)	$(14.1)	$1.0	$(15.1)	1510.0%	(7.0)%	0.5%

     Consolidated net revenues were $202.2 million for fiscal 2007, a decrease of 3.5% from net revenues of $209.6 million in fiscal 2006. The Company experienced decreases in all domestic and international distribution channels except for the Company’s outlet store and Collegiate channels.
     Net revenues for the domestic segment (excluding Gekko) decreased 7.4% to $119.6 million in fiscal 2007 from $129.3 million in fiscal 2006.
     Net revenues from the Company’s retail distribution channel decreased $6.4 million or 28.2% to $16.3 million in fiscal 2007 from $22.7 million in fiscal 2006. The decrease in the Company’s retail distribution channel was primarily driven by prior management’s decision to reduce the presence of the Ashworth brand in this channel.
     Net revenues from the domestic green grass and off-course specialty distribution channel decreased $3.2 million or 4.6% to $67.1 million for fiscal 2007 from $70.3 million in fiscal 2006. For the year, revenues in the Company’s golf channel were somewhat affected by customer consolidation within the off-course specialty channel of distribution and continuing competitive pressure.

     Net revenues in the Company’s domestic corporate distribution channel decreased $1.2 million or 4.7% to $24.6 million in fiscal 2007 from $25.8 million in fiscal 2006. The decline in the corporate distribution channel resulted from missed sales opportunities due to out-of-stock positions in certain styles throughout the year.
     Net revenues in the Company’s domestic outlet store distribution channel increased $1.2 million or 11.4% to $11.7 million in fiscal 2007 from $10.5 million in fiscal 2006, primarily due to the full year effect of the four new outlet locations opened during the second half of the fiscal year 2006. Sales from comparable stores opened for more than a year were down 1.6%.
     Net revenues for Gekko increased $3.4 million or 8.1% to $45.2 million in fiscal 2007 as compared to $41.8 million in the prior fiscal year, primarily due to increased sales of apparel and headwear into the collegiate/bookstore channel and increases in tour events. These increases were partially offset by a decrease in the NASCAR/racing and outdoor sporting channels.
     Net revenues for Ashworth U.K., Ltd. decreased $0.8 million or 2.9% to $27.2 million in fiscal 2007 as compared to $28.0 million in fiscal 2006. The decrease was primarily due to licensed sales of the Ryder Cup Championship event played in September of 2006 not included in fiscal 2007 results. This decrease was partly offset by the favorable effect of exchange rate fluctuations of $2.4 million.
     Net revenues for the other international segment decreased $0.4 million or 3.8% to $10.1 million in fiscal 2007 as compared to $10.5 million in fiscal 2006.
     The consolidated gross profit margin for fiscal 2007 decreased 240 basis points to 38.5% as compared to 40.9% in fiscal 2006. The decrease resulted principally from higher discounting to clear excess inventory as well as the underutilization of the Company’s Embroidery and Distribution Center in Oceanside, California due to lower sales volumes in the Company’s domestic distribution channels (excluding Gekko).
     Selling, general and administrative (“SG&A”) expenses increased 5.3% to $85.8 million in fiscal 2007 compared to $81.5 million in fiscal 2006. As a percentage of net revenues, SG&A expenses increased to 42.4% of net revenues in fiscal 2007 as compared to 38.9% in fiscal 2006. The increase in SG&A expenses was due to an approximate $1.9 million increase in trade shows, sales meetings and licensing fees, a net increase in employee severance of approximately $0.8 million, approximately $0.7 million due to the full-year effect of the four new outlets stores added in the second half of fiscal 2006 as well as recognition of approximately $0.7 million of additional compensation expense related to five officers of Gekko. This additional compensation resulted from a change in the nature of certain contingent acquisition obligations which previously were accounted for as additional purchase price of the acquisition.
     Net other expenses increased $0.4 million to $3.0 million in fiscal 2007 as compared to $2.6 million in fiscal 2006, primarily due to a net foreign currency translation loss in fiscal 2007 as compared to a gain in fiscal 2006.
     The effective income tax rate applicable to the Company for fiscal 2007 decreased to (27.8%) compared to the 45.7% effective income tax rate for fiscal 2006. The decrease in the effective income tax rate for fiscal 2007 compared to fiscal 2006 results from an increase in the valuation allowance against deferred tax assets, since it was determined to be likely that all or a portion of the deferred tax assets will not be realized due to projected taxable losses.

Fiscal 2006 Compared To Fiscal 2005
     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in millions):

					% of Total
			Change		Revenue
	2006	2005	$	%	2007	2006
Net revenues:
Retail distribution	$22.7	$15.5	7.2	46.5%	10.8%	7.6%
Domestic green grass	70.3	86.2	(15.9)	(18.4)%	33.6%	42.1%
Domestic corporate	25.8	23.8	2.0	8.4%	12.3%	11.6%
Domestic outlet store	10.5	7.7	2.8	36.4%	5.0%	3.8%

Total domestic, excluding Gekko	129.3	133.2	(3.9)	(2.9)%	61.7%	65.1%

Gekko	41.8	37.5	4.3	11.4%	19.9%	18.3%
Ashworth U. K.	28.0	23.4	4.6	19.7%	13.4%	11.4%
Other international	10.5	10.7	(0.2)	(1.9)%	5.0%	5.2%

Total net revenues	209.6	204.8	4.8	2.3%	100.0%	100.0%

Cost of goods sold	123.8	127.9	(4.1)	(3.2)%	59.0%	62.5%
Selling, general and administrative expenses	81.5	75.4	6.1	8.1%	38.9%	36.8%

Total operating expenses	205.3	203.3	2.0	1.0%	97.9%	99.3%

Income from operations	4.3	1.5	2.9	186.7%	2.1%	0.7%
Interest expense, net	(2.8)	(2.3)	(0.5)	21.7%	(1.3)%	(1.1)%
Other expense, net	0.3	(0.5)	0.8	(160.0)%	0.1%	(0.2)%

Income (loss) before provision for income taxes	1.8	(1.3)	3.1	(238.5)%	90.0%	(0.6)%
Provision (benefit) for income taxes	0.8	(0.6)	1.4	(233.3)%	0.4%	(0.3)%

Net income (loss)	$1.0	$(0.7)	1.7	(242.9)%	0.5%	(0.3)%

     Consolidated net revenues were $209.6 million for fiscal 2006, an increase of 2.3% from net revenues of $204.8 million in fiscal 2005. The increase was primarily due to increased net sales in the Gekko and Ashworth UK, Ltd, subsidiaries and continued growth in the Company’s retail, corporate and Company-owned outlet store distribution channels, partially offset by a decline in net revenues from the Company’s golf-related distribution channel and the other international segment.
     Net revenues for the domestic segment (excluding Gekko) decreased 2.9% to $129.3 million in fiscal 2006 from $133.2 million in fiscal 2005.
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
     Net revenues from the domestic green grass and off-course specialty distribution channel decreased $15.9 million or 18.4% to $70.3 million for fiscal 2006 from $86.2 million in fiscal 2005, primarily due to the

Company’s decision to reduce the amount of off-price sales, increased competitive pressure and a continued softness in the golf market. Despite the softness in demand, the Company saw growth in both of its Ashworth AWS and Callaway X series technical performance product offerings.
     Net revenues in the Company’s domestic corporate distribution channel increased $2.0 million or 8.4% to $25.8 million in fiscal 2006 from $23.8 million in fiscal 2005. Growth in the corporate distribution channel was attributable to certain sales promotions and the addition of technical performance product offerings.
     Net revenues in the Company’s domestic outlet store distribution channel increased $2.8 million or 36.4% to $10.5 million in fiscal 2006 from $7.7 million in fiscal 2005, primarily due to the opening of four new outlet locations during the second half of fiscal 2006 and the full year effect of four outlets opened during fiscal 2005.
     Net revenues for Gekko increased $4.3 million or 11.4% to $41.8 million in fiscal 2006 as compared to $37.5 million in fiscal 2005, primarily due to increased sales of apparel into the collegiate/bookstore channel and the addition of a multi-year exclusive on-site merchandiser license with the Kentucky Derby that began in 2006.
     Net revenues for Ashworth U.K., Ltd. increased $4.6 million or 19.7% to $28.0 million in fiscal 2006 as compared to $23.4 million in fiscal 2005, primarily due to a year-over-year increase in both the Ashworth and Callaway Golf apparel brands in the golf, resort and corporate distribution channels including an increase in net revenues associated with licensed product sales contributed by the 2006 Ryder Cup championships event played in September 2006.
     Net revenues for the other international segment decreased $0.2 million or 1.9% to $10.5 million as compared to $10.7 million in fiscal 2005.
     The consolidated gross profit margin for fiscal 2006 increased to 40.9% as compared to 37.6% in fiscal 2005. The increase was primarily due to a decrease in granted markdown allowances in the Company’s domestic retail distribution channel driven by the Company’s focus on classic key item products with a lower percentage of fashion products. This strategy improved full priced sell-through, reduced levels of domestic inventory and realized direct labor efficiencies at the Company’s EDC. These improvements in gross margin were partly offset by lower than forecasted full priced sales in the Company’s green grass distribution channel that directly contributed to the under-utilization of the EDC’s embroidery capacity.
     SG&A expenses increased 8.1% to $81.5 million in fiscal 2006 compared to $75.4 million in fiscal 2005. As a percentage of net revenues, SG&A expenses increased to 38.9% of net revenues in fiscal 2006 as compared to 36.8% in fiscal 2005. Primary drivers of the higher SG&A expense included the net addition of four new Company stores and the full year effect of the four new outlets added during fiscal 2005, expenses associated with the previously-announced resignation of the Company’s former Chairman and CEO and other organizational charges, consulting and legal fees associated with the 2006 Annual Meeting of Stockholders and the strategic alternatives process, and an increase in licensed/royalty products.
     Net other expenses decreased $0.3 million to $2.5 million in fiscal 2006 as compared to $2.8 million in fiscal 2005, primarily due to a net foreign currency transaction gain in fiscal 2006 compared to a net loss in the prior year, offset partly by an increase in interest expense due to higher average borrowings on the revolving credit facility and incrementally higher interest rates throughout fiscal 2006.

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
     Historically, the Company’s primary sources of liquidity have been generated from cash flows from operations, the working capital line of credit with its bank and other financial alternatives such as leasing. However, the Company has incurred losses in the recent periods and negative cash flows from operations during fiscal year 2007. As of or for the year ended October 31, 2007, the Company incurred a net loss of $14.1 million and cash and cash equivalents declined by $1.4 million compared to the balance at October 31, 2006. The Company requires cash for capital expenditures and other requirements associated with its domestic and international production, distribution and sales activities, as well as for general working capital purposes. The Company’s need for working capital is seasonal with the greatest requirements existing from approximately December through the end of July each year. The Company typically builds up its inventory early during this period to provide product for shipment for the Spring/Summer selling season.
     On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit will be 100% reserved against borrowing availability) with Bank of America, N.A., (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its existing term loan, revolving credit facility and cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by a substantial portion of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).
     Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest will be set at LIBOR plus 1.25% for the first six months of the agreement and adjusting thereafter. The initial interest rate applicable to borrowings under the Credit Facility is 7.25%.The Company also is required to pay customary fees under the Credit Facility. At December 31, 2007, the six month LIBOR was 5.95% All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
     The borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility anticipated to be provided by the Bank to Ashworth U.K., Ltd., as described below (the “UK Loan Facility”) The borrowing base as of January 11, 2008 was approximately $41.5 million. Unused availability, as of January 11, 2008,was approximately $5.6 million.
     The Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to take certain actions, including covenants limiting the Company’s ability to incur or guarantee additional debt, incur liens, pay dividends, repurchase stock or make other distributions, sell assets, make loans and investments, prepay certain indebtedness, enter into consolidations or mergers, and enter into transactions with affiliates. The Credit Facility limits the ability of the Company to agree to certain change of control transactions, because a “change of control” (as defined in the Credit Facility) is an event of default. The Credit Facility also contains customary representations and warranties, affirmative covenants, events of default, indemnities and other terms and conditions.
     The foregoing summary of the Credit Facility is qualified by reference to the Loan and Security Agreement dated as of January 11, 2008 attached as Exhibit 10(aq) to the Company’s Form 10-K filed with the Commission on January 14, 2008. Please see the Loan and Security Agreement for a more detailed description of the terms of the Credit Facility.
     The Company and B of A are currently in the process of negotiating a UK Loan Facility in an amount anticipated to be up to $10.0 million. The applicable interest rate and fees under the UK Loan Facility are anticipated to be comparable to the applicable interest rate and fees under the Credit Facility. As noted above, loans and letters of credit under the UK Loan Facility are anticipated to reduce the borrowing base under the Credit Facility. The Company believes that the UK Credit Facility will enhance the Company’s ability to meet its current and long-term operating needs in the UK. Although there can be no assurance that the UK Loan Facility will be consummated on the above-referenced terms or at all, the Company anticipates that the UK Credit Facility will be completed during the second quarter of fiscal 2008.
     Net cash used by operating activities of $4.6 million for the fiscal year ended October 31, 2007 was primarily attributable to an operating loss of $14.1 million and an increase in inventory of $5.7 million, partly offset by non-cash depreciation and amortization expense of $6.3 million, decreases of current and deferred income tax assets of $5.2 and increases in trade payables and other accrued liabilities of $3.3 million.
     Net cash used in investing activities of $5.6 million for the fiscal year ended October 31, 2007 was primarily attributable to implementation costs of the Company’s new ERP system in the United Kingdom and additional purchase price associated with the fiscal 2004 Gekko Brands, LLC aquisition.
     Net cash provided by financing activities of $5.9 million for the fiscal year ended October 31, 2007 was due primarily to net borrowings on the Company’s line of credit of $5.6 million, proceeds from the exercise of stock options of $1.2 million, net borrowings and principal payments of notes payable and long-term debt of $1.6 million and a decrease in restricted cash of $0.7 million. The effect on cash due to foreign currency exchange was a gain of $3.0 million.

     The Company anticipates that sufficient cash flows will be generated from operations so that in combination with other financing alternatives available, including cash on hand, borrowings under its new bank credit facility and leasing alternatives, the Company will be able to meet all of its debt service, capital expenditures and working capital requirements for at least the next twelve months.
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
     Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the Bank’s reference rate. At October 31, 2007, the bank’s reference rate was 8.0%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
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

     Concurrent with the signing of the Fourth Amendment, the Company borrowed $7.5 million against the revolving credit facility and paid down the term loan by the same amount. The Company also paid bank fees totaling $125,000 related to the Fourth Amendment. The balance sheet at October 31, 2005 and the cash flow statement for the year ended October 31, 2005 in the accompanying financial statements have been adjusted to record these transactions as if the Fourth Amendment had been in effect as of October 31, 2005. See “Note 5 – Line of Credit,” in the accompanying notes to Consolidated Financial Statements.
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
     At April 30, 2007, the Company’s fixed charge coverage ratio of (0.18) to 1:00 and minimum tangible net worth of $79.8 million were not in compliance with the Company’s loan agreement covenants.

On June 15, 2007, the Company obtained a written waiver of the fixed charge coverage ratio and minimum tangible net worth covenant requirements from its lenders for the period ended April 30, 2007.
     On July 27, 2007, the Company entered into the Eighth Amendment to its Revolving/Term Loan Credit Agreement with Union Bank of California, N.A. dated July 6, 2004.  This and previous recent amendments were necessary to align the covenant and collateral requirements of the agreement with the Company’s expected operating results during the remaining term of the agreement. The Eighth Amendment modified certain provisions of the Loan Agreement, which include the following:
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

     The revolving credit facility under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $1.5 million at October 31, 2007 as compared to $2.9 million outstanding at October 31, 2006. The Company had $19.6 million outstanding against the revolving credit facility under this loan agreement at October 31, 2007, compared to $14.0 million outstanding at October 31, 2006. The increase in borrowings under the revolving credit facility is primarily due to decreased cash flow from operations. Net loss increased by $15.1 million to $14.1 million in fiscal 2007 from a $1.0 million net income in 2006. The Company had $4.1 million outstanding on the term loan at October 31, 2007 versus $5.6 million as of October 31, 2006. The decrease in borrowings on the term loan is due to regular monthly payments of principal. At October 31, 2007, $11.9 million was available for borrowings against the revolving credit facility under this loan agreement, subject to borrowing base limitations.
     For the fiscal year ended October 31, 2007, the Company’s capital expenditures were approximately $4.15 million which exceeded the annual capital expenditure limitation of $4.0 million permitted under the Company’s Union Bank loan agreement as amended on July 13, 2007 and on January 11, 2008, the Company paid off its loan balances with Union Bank and entered into a new line of credit agreement with B of A.
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
     During the year ended October 31, 2006, the Company entered into a capital lease agreement for the purchase of a software license. The lease began in April 2006 for a 36 month term, ending in March 2009 for $556,000. The lease agreement calls for 12 quarterly payments of $53,450 with an imputed interest rate of 9.08%. The software license asset is expected to be placed into service in the first quarter of fiscal year 2010. It will be depreciated over a three year life using the straight-line method. During the fiscal year ended October 31, 2005, the Company did not acquire any equipment under capital leases.
     On April 30, 2006 the Company entered into a lease agreement with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) for an IBM server with all applicable software, accessories and upgrade package with total payments of $595,166. The terms of the lease agreement call for 42 monthly payments of $14,171, in advance. The last payment will be made on September 30, 2009. The total interest paid over the life of the agreement will be $8,394. The equipment has an estimated five year life. The Company has determined that the lease meets the criteria for treatment as an operating lease.
     On August 30, 2004, the Company agreed to a schedule with KEF thereby completing the Master Equipment Lease Agreement (the “Lease”), dated as of June 23, 2003, and previously entered into by Ashworth and KEF. Under the terms of the Lease, the Company is leasing the equipment for the EDC in Oceanside, California. The aggregate cost of the equipment was approximately $10.4 million. The initial term of the Lease is for ninety-one (91) months beginning on September 1, 2004 and the monthly rent payment is $128,800. At the end of the initial term, the Company will have the option to (1) purchase all, but not less than all, equipment on the initial term expiration date at a price equal to the greater of (a) the then fair market sale value thereof, or (b) 12% of the total cost of the equipment (plus, in each case, applicable sales taxes), (2) renew the Lease on a month to month basis at the same rent payable at the expiration of the initial lease term, (3) renew the Lease for a minimum period of not less than 12 consecutive months at the then current fair market rental value, or (4) return such equipment to the Lessor pursuant to, and in the condition required by, the Lease.
     On October 25, 2002, the Company entered into an agreement to purchase the land and a building, to be built to the Company’s specifications for the EDC, in the Ocean Ranch Corporate Center in Oceanside, California. The building was constructed with approximately 203,000 square feet of useable office and warehouse space and is used by the Company to warehouse, embroider, finish, package and distribute clothing products and related accessories. On April 2, 2004, the Company completed the purchase of the new distribution center for approximately $13.7 million and entered into a secured loan agreement with a bank to finance $11.65 million of the purchase price. The loan is amortized over 30 years, but is due and payable on May 1, 2014 with a balloon payment of $9.6 million. To fulfill certain requirements under the mortgage loan agreement, the Company created Ashworth EDC, LLC, a special purpose entity, to be the purchaser and mortgagor. Ashworth EDC, LLC is a wholly owned limited liability company organized under the laws of the state of Delaware and its results are reported in the consolidated statements included in this annual report on Form 10-K.
     On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC, entered into two and five year employment and non-competition agreements with certain selling members of Gekko Brands, LLC who are currently employees of Gekko Brands, LLC (the “Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending Sections 1.2(c) and 1.3 of the Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of Gekko Brands, LLC by the Company. Under the Purchase Agreement, an additional $6,500,000 would be paid to the Gekko Employees if the subsidiary achieved certain specified EBIT and other operating targets which were to be accounted for as additional cost of the acquired entity. From July 7, 2004 through October 31, 2006, Gekko Brands, LLC achieved the specified EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments for fiscal years 2007 and 2008 totaling $3,350,000 will be accounted for as compensation and recognized into expense on a straight-line basis over the term of the employment and non-competition agreements.
     During fiscal 2007, common stock and capital in excess of par value increased by $2.1 million of which $1.2 million is due to the issuance of 193,000 shares of common stock on the exercise of options and $0.9 million due to SFAS123R compensation expense. There was no related tax benefit recorded in fiscal 2007.

Contractual Obligations
     The following table sets forth our contractual obligations as of October 31, 2007 (in 000’s):

		Less			More
		Than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt	$15,375	$1,944	$3,004	$465	$9,962
Long-term debt interest	3,692	749	1,165	1,036	742
Line of Credit obligations	19,615	19,615	—	—	—
Capital lease obligations	829	416	413	—	—
Capital lease obligations interest	65	48	17	—	—
Operating lease obligations	43,470	7,301	14,258	11,729	10,182
Endorsement contracts	3,561	426	2,135	1,000	—
Minimum licensing guarantees	15,411	4,335	9,036	2,040	—
Purchase obligations	35,996	35,996	—	—	—
Other long-term liabilities	84	84	—	—	—

Totals	$138,098	$70,914	$30,028	$16,270	$20,886

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
     Ashworth Canada and Ashworth Golf Apparel Canada sell the Company’s products within Canada with the revenues denominated in Canadian dollars; ordinarily there is no transaction adjustment for currency exchange rates for the Company for sales transactions. Ashworth U.K., Ltd., Ashworth Canada and Ashworth Golf Apparel Canada purchase products from the Company in U.S. dollars; therefore, there are transaction adjustments for currency exchange rates for purchase transactions.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company was required to adopt FIN 48 effective November 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more than likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
     The Company’s debt consists of a term loan, mortgage note, notes payable, capital lease and line of credit obligations which had a total balance of $35.8 million at October 31, 2007. The debt bears interest at fixed rates ranging from 3.5% to 9.08%, which approximates fair value based on current rates offered for debt with similar risks and maturities. The Company had $19.6 million outstanding at October 31, 2007 on its revolving line of credit with interest charged at the Bank’s reference rate plus a pre-defined spread based on the Company’s funded debt to EBITDA ratio (the “Applicable Rate”). At October 31, 2007, the Applicable Rate was 8.0%. A hypothetical 10% increase in interest rates during the year ended October 31, 2007 would have resulted in a $175,000 increase in net loss.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company and its U.K. subsidiary enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound. The contracts provide that, on specified dates, the Company would sell the bank a specified number of British pounds in exchange for a specified number of U.S. dollars. Additionally, the Company’s U.K. subsidiary from time to time enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. These contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at October 31, 2007 or 2006. The Company will continue to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following financial statements with respect to the Company are submitted herewith:
1.	Report of Independent Registered Public Accounting Firm, page F-1 and F-2.

2.	Consolidated Balance Sheets – October 31, 2007 and 2006, pages F-3 and F-4.

3.	Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005, page F-5.

4.	Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2007, 2006 and 2005, page F-6.

5.	Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005, pages F-7 and F-8.

6.	Notes to Consolidated Financial Statements, pages F-9 through F-44.

7.	Report of Independent Registered Public Accounting Firm, pages F-45.

8.	Supplementary Schedule, page F-46.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2007. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2007.
We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-K and quarterly reports on Form 10-Q. The unqualified opinion of our independent registered public accounting firm on our financial statements for the year ended October 31, 2007 is included in this Form 10-K.
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

     During the year ended October 31, 2007, management completed the corrective action to remediate the material weakness discussed in Item 9A, Controls and Procedures of its Form 10-K for the fiscal year ended October 31, 2006. Management tested the operational effectiveness of the controls put in place or strengthened to eliminate this material weakness. As a result of these measures, management believes the material weakness has been remediated.
     Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, as a basis for evaluating the effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management has not identified any material weakness in internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As disclosed in the Form 8-K filing dated October 30, 2007, the Company’s CEO and CFO resigned from their positions with the Company effective October 24, 2007. A new CEO and CFO were appointed on this same date and have assumed the internal control duties of the prior CEO and CFO.
Except as noted above, there have been no significant changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION.
     None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item 10 will be included in either the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Directors and Executive Officers” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2008 and is incorporated into this Item 10 by reference.
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
Item 11. EXECUTIVE COMPENSATION.
     The information required by this Item 11 will be included in either the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Executive Compensation” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2008 and is incorporated into this Item 11 by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item 12 with respect to security ownership of certain beneficial owners and management will be included in either the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2008 and is incorporated into this Item 12 by reference.
EQUITY COMPENSATION PLAN INFORMATION
Securities Available for Issuance Under the Company’s Equity Compensation Plans
     The following table provides information with respect to the Company’s equity compensation plans as of October 31, 2007, which plans are as follows: The Company’s 2007 Nonstatutory Stock Option Plan, the 2000 Equity Incentive Plan (the “2000 Plan”), the Incentive Stock Option Plan (the “ISO Plan”), and the Nonqualified Stock Option Plan (the “NQO Plan”). The ISO Plan and the NQO Plan were each terminated at the time of adoption of the 2000 Plan in December 1999, and no additional awards may be granted under such terminated plans.

			(c) Number of Securities
			Remaining Available for
	(a) Number of		Future Issuance under
	Securities to be Issued	(b) Weighted-average	Equity Compensation
	upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by security holders	919,000	$7.95	285,000

Equity compensation plans not approved by security holders	100,000	5.48	100,000

Total	1,019,000	$7.70	385,000

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by this Item 13 will be included in either the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2008 and is incorporated into this Item 13 by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
          The information required by this Item 14 will be included in either the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” or a Form 10-K/A which will be filed with the Securities and Exchange Commission no later than February 28, 2008 and is incorporated into this Item 14 by reference.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a) The following documents are filed as part of this report:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — October 31, 2007 and 2006
Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended October 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005 Notes to Consolidated Financial Statements — October 31, 2007, 2006 and 2005
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

10(k)(1)
Master Equipment Lease Agreement dated as of June 23, 2003 by and between Key Equipment Finance and Ashworth, Inc. including Amendment 01, the Assignment of Purchase Agreement and the Certificate of Authority (filed as Exhibit 10(u) to the Company’s Form 10-Q for the quarter ended July 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(k)(2)
Equipment Schedule No. 01 dated as of August 30, 2004 by and between Ashworth, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc.(filed as Exhibit 99.1 to the Company’s Form 8-K on September 3, 2004 (File No. 001-14547) and incorporated herein by reference).

10(l)(1)†
License Agreement, effective May 14, 2001, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(2)†
Amendment to License Agreement, effective December 16, 2003, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-14547) and incorporated herein by reference).

10(l)(3)
Amendment to License Agreement, effective March 29, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.1 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference).

10(l)(4)
Amendment to License Agreement, effective December 3, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.2 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference).

10(m)(1)
Loan Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(3) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)(2)
Promissory Note, effective April 2, 2004, by and between Ashworth EDC, LLC and Bank of America, N.A. (filed as Exhibit 10(x)(4) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)(3)
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective April 2, 2004, by and between Ashworth EDC, LLC, PRLAP, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(5) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(m)(4)
Environmental Indemnity Agreement, effective April 2, 2004, by and between Ashworth EDC, LLC, Ashworth, Inc. and Bank of America, N.A. (filed as Exhibit 10(x)(6) to the Company’s Form 10-Q for the quarter ended April 30, 2004 (File No. 001-14547) and incorporated herein by reference).

10(n)(1)†
Membership Interests Purchase Agreement, dated July 6, 2004, by and among Ashworth Acquisition Corp. and the selling members, identified therein (filed as Exhibit 99.1 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(n)(2)	Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.2 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(n)(3)
Ashworth, Inc. Guaranty of Ashworth Acquisition Corp. Promissory Note in favor of W. C. Bradley Co. (filed as Exhibit 99.3 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(n)(4)
Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.4 to the Company’s Form 8-K July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(n)(5)
Ashworth, Inc. Guaranty of Payments under the Amended and Restated Lease Agreement, dated July 6, 2004, by and between 16 Downing, LLC as Lessor and Gekko Brands, LLC as Lessee (filed as Exhibit 99.5 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(n)(6)
Form of Executive Employment Agreement by and between Gekko Brands, LLC and certain selling members (filed as Exhibit 99.6 to the Company’s Form 8-K on July 21, 2004 (File No. 001-14547) and incorporated herein by reference).

10(o)*
Form of Stock Option Agreement for issuance of stock option grants to each of the Company’s executive officers and non-employee directors on December 21, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K on December 22, 2004 (File No. 001-14547) and incorporated herein by reference).

10(p)
Stipulation and Agreement of Settlement regarding shareholder class-action lawsuit in which the U.S. District Court entered a Final Approval of Settlement on November 8, 2004 (filed as Exhibit 10.1 to the Company’s Form 10Q on March 11, 2005 (File No. 001-14547) and incorporated herein by reference).

10(q)*
Second Amended and Restated Executive Employment Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.1 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(q)(1)*
Agreement as to Ashworth, Inc. Executive Employment Agreement with Randall L. Herrel, Sr. effective September 12, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(q)(2)*
Amended and Restated Change In Control Agreement with the Company’s President and Chief Executive Officer, Randall L. Herrel, Sr., effective as of February 28, 2006 (filed as Exhibit 10.2 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(r)(1)*
Amended and Restated Employment Agreement with the Company’s Executive Vice President of Sales and Marketing, Mr. Gary I. “Sims” Schneiderman, effective as of February 28, 2006 (filed as Exhibit 10.5 to the Company’s Form 10-K/A on February 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(r)(2)*
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

10(t)
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

10(u)*
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

10(u)(2)*
Release Agreement with the Company’s Executive Vice President and Chief financial Officer, Winston E. Hickman, dated November 16, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 11, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)
Personal Services Agreement effective September 12, 2005 by and between Ashworth, Inc. and Peter M. Weil (filed as Exhibit 10.2 to the Company’s Form 8-K on September 13, 2006 (File No. 001-14547) and incorporated herein by reference).

10(v)(1)*
Employment Agreement with the Company’s Chief Executive Officer, Peter M. Weil, dated November 27, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K on November 28, 2006 (File No. 001-14547) and incorporated herein by reference).

10(w)
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

10(x)*
Form of Indemnification Agreement by and between the Company and its Directors, Officers and Other Employees Designated by the Board (filed as Exhibit 10.1 to the Company’s Form 8-K on December 15, 2006 (File No. 001-14547) and incorporated herein by reference).

10(y)*
Offer of Employment Agreement effective October 10, 2005 by and between Ashworth, Inc. and Greg. W. Slack. (filed as Exhibit 10.(AA)(1) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(y)(1)*
Change in Control Agreement effective as of February 9, 2006 by and between Ashworth, Inc. and Greg W. Slack. (filed as Exhibit 10.(AA)(2) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(y)(2)*
Promotion and Retention Bonus Agreement effective February 10, 2006 by and between Ashworth, Inc. and Greg. W. Slack (filed as Exhibit 10.(AA)(3) to the Company’s Form 10-K on January 16, 2007 (File No. 001-14547) and incorporated herein by reference).

10(z)*	Employment Letter between Eric R. Hohl and the Company, dated March 5, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on March 7, 2007(File No. 001-14547) and incorporated herein by reference).

10(aa)*
Employment Letter between Edward J. Fadel and the Company, dated May 23, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ab)*
Severance and Release Agreement between Gary I. (“Sims”) Schneiderman and the Company, dated May 25, 2007 (filed as Exhibit 10.2 to the Company’s Form 8-K on May 25, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ac)*
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

10(ae)†
Employment and Non-competition agreement by and between Gekko Brands, LLC, a wholly-owned subsidiary of Ashworth Inc., a Delaware Corporation and J. Neil Stillwell. (filed as Exhibit 10.1 to the Company’s Form 8-K on June 6, 2007 (File No. 001-14547) and incorporated herein by reference).

10(af)†
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

10(ak)
Employment letter between Allan H. Fletcher and the Company, dated October 24, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K on October 30, 2007 (File No. 001-14547) and incorporated herein by reference).

10(al)
Non-statutory stock option plan and agreement dated as of October 24, 2007 by and between Ashworth, Inc. and optionee (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2007 (File No. 001-14547) and incorporated herein by reference).

10(am)
Employment letter between Greg W. Slack and the Company, dated October 24, 2007 (filed as Exhibit 10.3 to the Company’s Form 8-K on October 30, 2007 (File No. 001-14547) and incorporated herein by reference).

10(an)
Separation and general release agreement between Peter M. Weil and the Company, dated October 24, 2007 (filed as Exhibit 10.4 to the Company’s Form 8-K on October 30, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ao)
Amendment to the Company’s Code of Business Conduct and Ethics effective December 12, 2007 (filed as Exhibit 14.1 to the Company’s Form 8-K on December 14, 2007 (File No. 001-14547) and incorporated herein by reference).

10(ap)	Consulting agreement between Fletcher Leisure Group Ltd. and the Company, effective January 11, 2008.

10(aq)	Loan agreement, effective January 11, 2008 by and between the Company and Bank of America, N. A.

21	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm Consent.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K and applicable rules of the Securities and Exchange Commission.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
Ashworth, Inc.
We have audited the accompanying consolidated balance sheets Ashworth, Inc. and subsidiaries as of October 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2007. We also have audited Ashworth, Inc.’s internal control over financial reporting as of October 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Ashworth, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashworth, Inc. and subsidiaries as of October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ashworth, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ Moss Adams LLP
Irvine, California
January 14, 2008

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2007 and 2006

	October 31, 2007	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,104,000	$7,508,000
Accounts receivable — trade, net (Note 1)	34,545,000	33,984,000
Accounts receivable — other	147,000	526,000
Inventories, net	50,529,000	44,971,000
Income tax refund receivable	1,117,000	3,743,000
Other current assets	4,981,000	5,247,000
Deferred income tax asset	48,000	3,116,000

Total current assets	97,471,000	99,095,000

Property, plant and equipment, at cost:
Land	5,732,000	5,732,000
Buildings and improvements	10,480,000	10,503,000
Production and distribution equipment	14,309,000	13,970,000
Furniture and equipment	31,640,000	29,629,000
Leasehold improvements	6,334,000	6,124,000

	68,495,000	65,958,000
Less accumulated depreciation and amortization	(30,980,000)	(26,832,000)

Total property, plant and equipment, net	37,515,000	39,126,000
Goodwill	15,250,000	15,250,000
Intangible assets, net	9,806,000	10,245,000
Other assets	372,000	327,000

Total assets	$160,414,000	$164,043,000

(Continued)
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2007 and 2006

	October 31, 2007	October 31, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable (Note 5)	$19,615,000	$14,000,000
Current portion of long-term debt (Notes 5 and 6)	2,360,000	2,117,000
Accounts payable	12,728,000	10,724,000
Accrued liabilities:
Salaries and commissions	5,442,000	4,077,000
Other	5,235,000	6,681,000

Total current liabilities	45,380,000	37,599,000

Long-term debt, net of current portion (Notes 5 and 6)	13,844,000	15,671,000
Deferred income tax liability	1,469,000	1,965,000
Other long-term liabilities	84,000	174,000
Stockholders’ equity:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,713,000 and 14,520,000 shares in 2007 and 2006, respectively	15,000	15,000
Capital in excess of par value	50,325,000	48,256,000
Retained earnings	42,217,000	56,333,000
Accumulated other comprehensive income	7,080,000	4,030,000

Total stockholders’ equity	99,637,000	108,634,000

Total liabilities and stockholders’ equity	$160,414,000	$164,043,000

See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended October 31, 2007, 2006 and 2005

	2007	2006	2005
Net revenues	$202,189,000	$209,600,000	$204,788,000
Cost of goods sold	124,422,000	123,787,000	127,875,000

Gross profit	77,767,000	85,813,000	76,913,000

Selling, general and administrative expenses	85,814,000	81,475,000	75,441,000

Income (loss) from operations	(8,047,000)	4,338,000	1,472,000

Other income (expense):
Interest income	134,000	55,000	62,000
Interest expense	(2,921,000)	(2,897,000)	(2,372,000)
Net foreign currency exchange gain (loss)	(16,000)	321,000	(222,000)
Other expense, net	(199,000)	(64,000)	(228,000)

Total other expense	(3,002,000)	(2,585,000)	(2,760,000)

Income (loss) before provision for income taxes	(11,049,000)	1,753,000	(1,288,000)
Provision (benefit) for income taxes	3,067,000	802,000	(561,000)

Net income (loss)	$(14,116,000)	$951,000	$(727,000)

Net income (loss) per share:
Basic	$(0.97)	$0.07	$(0.05)
Diluted	$(0.97)	$0.07	$(0.05)

Weighted-average shares outstanding:
Basic	14,576,000	14,400,000	13,872,000
Diluted	14,576,000	14,514,000	13,872,000
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2007, 2006 and 2005

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, October 31, 2004	13,706,000	$14,000	$42,171,000	$56,109,000	$2,922,000	$101,216,000
Options exercised	368,000	—	2,064,000	—	—	2,064,000
Tax benefit on options exercised	—	—	520,000	—	—	520,000
Comprehensive loss:
Net loss	—	—	—	(727,000)	—	(727,000)
Translation adjustment	—	—	—	—	(511,000)	(511,000)

Total comprehensive income	—	—	—	—	(511,000)	(1,238,000)

Balance, October 31, 2005	14,074,000	14,000	44,755,000	55,382,000	2,411,000	102,562,000
Options exercised	446,000	1,000	2,531,000	—	—	2,532,000
Section 16 - profit disgorgement	—	—	(44,000)	—	—	(44,000)
Tax benefit on options exercised	—	—	533,000	—	—	533,000
FAS 123R Compensation Expense	—	—	481,000	—	—	481,000
Comprehensive income (loss):
Net income	—	—	—	951,000	—	951,000
Translation adjustment	—	—	—	—	1,619,000	1,619,000

Total comprehensive income	—	—	—	—	1,619,000	2,570,000

Balance, October 31, 2006	14,520,000	15,000	48,256,000	56,333,000	4,030,000	108,634,000
Options exercised	193,000	—	1,183,000	—	—	1,183,000
Section 16 - profit disgorgement	—	—	—	—	—	—
Tax benefit on options exercised	—	—	—	—	—	—
FAS 123R Compensation Expense	—	—	886,000	—	—	886,000
Comprehensive income (loss):
Net loss	—	—	—	(14,116,000)	—	(14,116,000)
Translation adjustment	—	—	—	—	3,050,000	3,050,000

Total comprehensive income	—	—	—	—	3,050,000	(11,066,000)

Balance, October 31, 2007	14,713,000	$15,000	$50,325,000	$42,217,000	$7,080,000	$99,637,000

See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended October 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(14,116,000)	$951,000	$(727,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,321,000	5,842,000	5,118,000
(Gain) loss on disposal of property, plant and equipment	80,000	46,000	(1,000)
Decrease (increase) in net deferred income taxes	2,572,000	319,000	(1,439,000)
Provision for doubtful accounts, markdowns and sales returns	8,136,000	7,664,000	7,061,000
Non-cash inventory writedowns	179,000	291,000	3,337,000
Tax benefit from exercise of stock options	—	—	520,000
Excess tax benefits from share-based payment arrangements	—	(533,000)	—
Stock compensation expense	886,000	481,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(8,318,000)	(3,815,000)	(5,101,000)
Decrease (increase) in inventories	(5,737,000)	864,000	(214,000)
Increase (decrease) in net income tax receivable/payable	2,626,000	825,000	(5,193,000)
Decrease (increase) in other current assets	(388,000)	1,564,000	(1,974,000)
Decrease (increase) in other assets	(71,000)	(48,000)	(455,000)
Increase (decrease) in accounts payable	2,004,000	(425,000)	(3,475,000)
Increase in accrued liabilities	1,304,000	1,017,000	1,841,000
Decrease in other long-term liabilities	(90,000)	(90,000)	(181,000)

Net cash (used in) provided by operating activities	(4,612,000)	14,953,000	(883,000)

Cash flows from investing activities:
Net purchases of property, plant and equipment	(4,149,000)	(6,464,000)	(7,576,000)
Proceeds from sale of property, plant and equipment	—	—	5,000
Purchase of Intangibles	(80,000)	(116,000)
Acquisition of subsidiary	(1,385,000)	(1,225,000)	(560,000)

Net cash used in investing activities	(5,614,000)	(7,805,000)	(8,131,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(328,000)	(105,000)	(79,000)
Borrowings on line of credit	41,065,000	36,650,000	40,900,000
Payments on line of credit	(35,450,000)	(42,150,000)	(31,400,000)
Bank overdrafts	—	—	715,000
Proceeds from long-term debt	683,000	556,000	—
Principal payments on notes payable and long-term debt	(1,939,000)	(2,349,000)	(4,423,000)
Proceeds from exercise of stock options	1,183,000	2,487,000	2,064,000
Restrictions on cash	654,000	(654,000)	10,000
Excess tax benefit from share-based payment arrangements	—	533,000	—

Net cash provided by (used in) financing activities	5,868,000	(5,032,000)	7,787,000

Effect of exchange rate	2,954,000	1,553,000	(475,000)

Net (decrease) increase in cash and cash equivalents	(1,404,000)	3,669,000	(1,702,000)

Cash and cash equivalents, beginning of year	7,508,000	3,839,000	5,541,000

Cash and cash equivalents, end of year	$6,104,000	$7,508,000	$3,839,000

(Continued)
See accompanying notes to consolidated financial statements

ASHWORTH, INC. AND SUBSIDIARIES
Statements of Cash Flows
For the Years Ended October 31, 2007, 2006 and 2005

	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$3,132,000	$2,716,000	$1,643,000
Income taxes paid, net of refund	(2,152,000)	(297,000)	4,779,000
Supplemental disclosure of non-cash financing activities:
Repayment of term loan from borrowings against line of credit (Note 5)	—	—	7,500,000
Capital lease	(683,000)	(556,000)	—
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

The Company, together with its subsidiaries and divisions, had aggregate net foreign revenues in Europe, Canada, Singapore, United Arab Emirates, Australia, Japan, Taiwan, Mexico, Hong Kong, South Africa and other countries of approximately $37,351,000, $38,472,000 and $34,101,000 in the years ended October 31, 2007, 2006 and 2005, respectively. The Company’s wholly-owned United Kingdom subsidiary, Ashworth U.K., Ltd., had net revenues of $27,236,000, $27,987,000 and $23,416,000 and operating income of $1,070,000, $1,436,000 and $1,976,000 in the years ended October 31, 2007, 2006 and 2005, respectively. Ashworth U.K., Ltd. had identifiable assets of $25,733,000 and $22,517,000 as of October 31, 2007 and 2006, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets consists of amounts due from customers net of allowances for doubtful accounts and reserves for sales returns, markdowns and other allowances. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
history and current economic conditions. The following table summarizes the activity in the allowance for doubtful accounts for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$1,106,000	$1,243,000	$1,170,000

Provision for doubtful accounts	627,000	522,000	550,000
Deductions	(807,000)	(659,000)	(477,000)

Balance, end of year	$926,000	$1,106,000	$1,243,000

Management analyzes historical returns, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of the reserves for sales returns, markdowns and other allowances. See “Note 1 – Summary of Significant Accounting Policies and Business – Revenue Recognition,” below.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor, freight-in and overhead. Inventory write-downs are permanent reductions of cost until the inventory is sold. Below is a summary of the components of net inventories at October 31, 2007 and 2006:

	2007	2006
Raw Materials	$135,000	$93,000
Finished Goods	50,394,000	44,878,000

Total Inventories, net	$50,529,000	$44,971,000

Inventories are presented net of inventory write-downs at October 31, 2007 and 2006 of $4,602,000 and $3,449,000, respectively.
Other Current Assets
The Company had $654,000 in restricted cash as of October 31, 2006 recorded in other current assets. The restricted cash was reserved for payment under a rabbi trust agreement with a former CEO and disbursed in May 2007.
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
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized primarily on the straight-line basis over their estimated useful lives.
Other Assets
The Company had $272,000 and $251,000 in restricted cash as of October 31, 2007 and 2006, respectively, recorded in other assets. The restricted cash is in an interest bearing account on deposit with the Company’s bank pursuant to the lease agreement for the office and distribution facility in Basildon, England. The lessor has access to the bank account should the Company fail to pay its monthly rent. The cash will be on deposit for a maximum of five years from the inception of the lease agreement, which was May 1, 2003.
Advertising Expenses
Advertising costs, which consist primarily of product advertising, are included in selling, general and administrative expenses and are expensed in the period the costs are incurred. Advertising expenses for the years ended October 31, 2007, 2006 and 2005 were $2,354,000, $2,045,000 and $1,867,000, respectively.
The Company makes certain payments for cooperative advertising for specific placements in customers’ advertisements and catalogues and includes these costs in the selling, general and administrative line item of its statements of operations. Included in advertising expenses are cooperative advertising expenses of $379,000, $783,000 and $667,000 for the years ended October 31, 2007, 2006 and 2005, respectively.
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the years ended October 31, 2007, 2006 and 2005 were $2,490,000, $2,609,000 and $3,091,000, respectively.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
Stock-Based Compensation
On November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $886,000 and $481,000 during fiscal 2007 and fiscal 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of fiscal 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statements of cash flows.
There was not any income tax benefit related to stock-based compensation expense during fiscal 2007. As of October 31, 2007, $419,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two and a half years. This compensation cost to be recognized in future periods as of October 31, 2007 does not consider or include the effect of stock options that may be issued in subsequent periods.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
director stock options was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair-value recognition provisions of SFAS No. 123R to stock-based compensation for the year ended October 31, 2005:

2005
Net income (loss) — as reported	$(727,000)

Deduct: Stock-based employee and non-employee director compensation expense determined under the fair-value-based method for all awards, net of tax	(1,457,000)

Net income (loss) — pro forma	$(2,184,000)

Net income (loss) per common share — as reported
Basic	$(0.05)
Diluted	$(0.05)

Net income (loss) per common share — pro forma
Basic	$(0.16)
Diluted	$(0.16)
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
The assumptions used for the fiscal years ended October 31, 2007, 2006 and 2005 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	2007	2006	2005
Expected life (years)	4.53 — 5.01	3.64 — 3.81	3.55 — 3.87
Risk-free interest rate	3.99% — 5.18%	4.45% — 5.02%	2.89% — 4.30%
Volatility	37.2% — 38.1%	37.7% — 38.8%	42.7% — 44.3%
Dividend yields	—	—	—

Weighted -average fair value of options granted during the period	$2.60	$2.77	$3.63
The Company did not reflect any stock-based employee compensation expense in the consolidated financial statements for the fiscal year ended October 31, 2005 presented in the above table.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Earnings Per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the 12 months ended October 31, 2007, 2006 and 2005 shares subject to outstanding options totaled 41,000, 114,000 and 317,000 respectively.
The following table sets forth the computation of basic and diluted earnings per share based on the requirements SFAS No. 128, Earnings Per Share:

	Years ended October 31,
	2007	2006	2005
Numerator:
Net Income
Numerator for basic and diluted income per share — income available to common stockholders	$(14,116,000)	$951,000	$(727,000)

Denominator:
Denominator for basic income per share — weighted-average shares	14,576,000	14,400,000	13,872,000
Effect of dilutive securities:
stock options	41,310	114,000	317,000

Denominator for diluted income per share — adjusted weighted-average shares and assumed conversions	14,617,310	14,514,000	14,189,000

Basic earnings (loss) per share	$(0.97)	$0.07	$(0.05)

Diluted earnings (loss) per share	$(0.97)	$0.07	$(0.05)
Diluted income (loss) per share for the years ended October 31, 2007 and October 31, 2005 is calculated using basic weighted-average shares as the denominator because the effect of stock options would be anti-dilutive due to the Company’s loss position. The diluted weighted-average shares outstanding computation excludes 589,000, 323,000 and 643,000 options whose impact would have an anti-dilutive effect in 2007, 2006 and 2005, respectively.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
From time to time, the Company and its subsidiaries enter into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include anticipated Euro denominated sales and U. S. dollar denominated intercompany inventory purchases by the Company’s wholly-owned U.K. subsidiary. These contracts have maturity dates that do not normally exceed 12 months. The Company estimates the fair value of derivatives based on quoted market prices and records all derivatives on the balance sheet at fair value. The Company had no foreign currency related derivatives at October 31, 2007, 2006 or 2005.
For derivative instruments designated as cash flow hedges, the Company initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. The Company records the ineffective portion of the gain or loss, if any, in other income or expense immediately. The Company reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. For the years ended October 31, 2007, 2006 and 2005, the Company had no activity in accumulated other comprehensive income related to cash flow hedges and therefore no gains or losses were reclassified into earnings related to cash flow hedges.
For foreign currency forward contracts designated as cash flow hedges, the Company measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Assessments of hedge effectiveness are performed using the dollar offset method and applying a hedge effectiveness ratio between 80% and 125%. During fiscal years ended October 31, 2007, 2006 and 2005, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
evidence of a sale arrangement exists, delivery of the product has occurred, the price is fixed or determinable, and payment is reasonably assured. Provision is made currently for estimated sales returns, markdowns and other allowances and is included in net revenues in the accompanying statements of operations.
Management analyzes historical returns, current economic trends, changes in customer demand and sell-through of our products when evaluating the adequacy of the reserves for sales returns, markdowns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the reserves for sales returns, markdowns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates. The following table summarizes the activity in reserve for sales returns, markdowns and other allowances for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$4,082,000	$4,107,000	$1,268,000

Provision for sales returns, markdowns and other allowances	7,509,000	7,142,000	6,511,000
Deductions	(7,687,000)	(7,167,000)	(3,672,000)

Balance, end of year	$3,904,000	$4,082,000	$4,107,000

Asset Purchase Agreements
In November 2000, the Company entered into an agreement with a third party whereby prior seasons’ slower selling inventory which was not damaged was exchanged for future asset purchase credits (“APCs”), which may be utilized by the Company to purchase future goods and services over a four-year period. The original value of the inventory exchanged (at cost) was $1.4 million, resulting in $1.4 million in future APCs. In December 2003, the Company amended its agreement with the third party to exchange $0.9 million of additional prior seasons’ slower selling inventory (at cost) for an additional $0.9 million in future APCs and an extension of the original November 2000 agreement through December 1, 2007. The Company has entered into contracts with several third party suppliers who have agreed to accept these APCs, in part, as payment for goods and services. The Company purchases products such as sales fixtures, office and packaging supplies, as well as temporary help, freight and printing services from such third party suppliers. Management reviews and estimates the likelihood of fully utilizing the APCs on a periodic basis. If the Company is unable to find suppliers who agree to accept the APCs in quantities as projected by management, a write-down of the value of the APCs may be required. At October 31, 2007, the Company had fully utilized all acquired APCs and does not intend to enter into any new contracts for APCs in exchange for prior season’s slower moving inventory at this time. There were no barter revenues for the years ended October 31, 2007, 2006 and 2005. Barter expenses for the years ended October 31, 2007, 2006 and 2005 were $0, $0 and $631,000, respectively.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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

Royalty Expenses

Royalty expenses are recognized as incurred and are included in the selling, general and administrative expenses line item in the accompanying consolidated financial statements. For the years ended October 31, 2007, 2006 and 2005, royalty expenses were $7,073,000, $6,204,000 and $5,463,000, respectively.

Legal Fees

The Company expenses costs of settlement, damages and costs of defense when incurred. Costs that are probable and estimable are accrued. For the years ended October 31, 2007, 2006 and 2005, legal fees were $1,214,000, $1,451,000 and $725,000, respectively.

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

(2)	Employment and Non-Compete agreements with Gekko Brands, LLC Employees

On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko Brands, LLC (“Gekko”) entered into two and five year employment and non-competition agreements with certain selling members of Gekko who are currently employees of Gekko (“the Gekko Employees”). The employment and non-competition agreements guarantee payment of the contingent consideration installment payments for fiscal years 2007 and 2008, thereby amending Sections 1.2(c) and 1.3 of the

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Membership Interests Purchase Agreement, dated July 6, 2004 (the “Purchase Agreement”), relating to the acquisition of Gekko by the Company. Under the Purchase Agreement, an additional $6,500,000 would be paid to the Gekko Employees if the subsidiary achieved certain specified EBIT and other operating targets which were to be accounted for as additional cost of the acquired entity. From July 7, 2004 through October 31, 2006, Gekko achieved the specified EBIT and other operating targets entitling the Gekko Employees to additional consideration of $3,150,000 recorded as an adjustment to goodwill. Under the new employment and non-competition agreements entered into with the Gekko Employees, the guaranteed installment payments for fiscal years 2007 and 2008 totaling $3,350,000 will be accounted for as compensation and recognized into expense on a straight-line basis over the term of the employment and non-competition agreements.

(3)	Goodwill and Other Intangible Assets.

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. Changes in goodwill, trade names and customer-related intangibles during the year ended October 31, 2007, 2006 and 2005 were due to the acquisition of Gekko on July 6, 2004. Under terms of the Gekko Membership Interest Purchase Agreement (the “Purchase Agreement”), up to an additional $6,500,000 in additional consideration could have been paid to certain selling members of Gekko if the subsidiary achieves certain defined earnings before interest and taxes (“EBIT”) and other operating targets through Ashworth’s fiscal year 2008. The Company accounts for such contingent payments as additional costs of the acquired entity at the time the contingency was resolved. For the years ended October 31, 2006 and 2005 Gekko achieved the specified EBIT targets entitling certain selling members to additional consideration in the amount of $1,385,000 and $1,225,000. The additional consideration is included in goodwill at October 31, 2007, 2006 and 2005, respectively. For the year ended October 31, 2005 the Company recorded approximately $20,000 to goodwill related to pre-acquisition contingencies that were resolved within one year from the date of acquisition. At October 31, 2007, 2006 and 2005, goodwill, all of which is in the Gekko segment, totaled $15,250,000, $15,250,000 and $13,865,000, respectively. The Company anticipates that the entire amount of goodwill will be deductible for income tax purposes.

On June 6, 2007, the Company, through its wholly-owned subsidiary Gekko entered into two and five year employment and non-competition agreements with certain selling members of Gekko who are the Gekko Employees as described above in Note 2 of Notes to Consolidated Financial Statements.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following sets forth the intangible assets, excluding goodwill, by major category:

	October 31, 2007			October 31, 2006
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(767,000)	763,000	1,530,000	(541,000)	989,000
Non-competes	1,372,000	(1,238,000)	134,000	1,372,000	(1,011,000)	361,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,582,000	(1,373,000)	209,000	1,502,000	(1,307,000)	195,000

Total intangible assets	$13,374,000	$(3,568,000)	$9,806,000	$13,294,000	$(3,049,000)	$10,245,000

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful life. At October 31, 2007, the estimated useful lives and weighted-average useful lives for finite-lived intangible assets were as follows:

		Estimated
	Estimated	Weighted-
	Useful Life	Avg. Useful
	(Years)	Life (Years)
Finite life:
Customer lists	3-7	7
Non-competes	5	5
Customer sales backlog	1	1
Trademarks	5	5

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
During the years ended October 31, 2007, 2006 and 2005, aggregate amortization expense was approximately $519,000, $442,000 and $544,000, respectively. Amortization expense related to intangible assets at October 31, 2007 in each of the next five fiscal years is expected to be as follows:

2008	$392,000
2009	287,000
2010	254,000
2011	167,000
2012	6,000

Total	$1,106,000

(4) Leases
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
During the year ended October 31, 2006, the Company entered into a capital lease agreement for the purchase of a software license. The lease began in April 2006 for a 36 month term, ending in March 2009 with total payments of $556,000. The lease agreement calls for 12 quarterly payments of $53,450 with an imputed interest rate of 9.08%. The software license asset is expected to be placed into service in the first quarter of fiscal year 2010. It will be amortized over a three year life using the straight-line method. During the years ended October 31, 2005 and 2004, the Company did not acquire any equipment under capital leases.
At October 31, 2007 and 2006, the accompanying consolidated balance sheets include the following licensing agreement and furniture and equipment under existing capital leases:

	2007	2006
Furniture and Equipment	$684,000	$—
Software License	556,000	556,000
Less accumulated amortization	(411,000)	(83,000)

Total furniture and equipment under capital lease, net	$829,000	$473,000

Amortization of assets held under capital leases is included in depreciation and amortization expense.
On April 30, 2006, the Company entered into a lease agreement with Key Equipment Finance, a Division of Key Corporate Capital, Inc. (“KEF” or the “Lessor”) for an IBM server with all applicable software, accessories and upgrade package with total lease payments of $586,772. The terms of the

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
lease agreement call for 42 monthly payments of $14,171, in advance. The last payment will be made on September 30, 2009. The Company has determined that the lease with KEF meets the criteria for treatment as an operating lease.
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
The Company and its subsidiaries also lease certain other production, warehouse and outlet store facilities, as well as certain production and office equipment, under operating leases. These leases expire in various fiscal years through August 2016. Rent expense recognized on a straight-line basis for the years ended October 31, 2007, 2006 and 2005 was $7,146,000, $6,752,000 and $6,158,000, respectively. Future minimum lease payments under non-cancelable operating leases and future minimum capital lease payments as of October 31, 2007 are:

	Capital	Operating
Years Ending October 31,	Leases	Leases
2008	$465,000	$7,301,000
2009	358,000	7,180,000
2010	71,000	7,078,000
2011	—	6,001,000
2012	—	5,728,000
Thereafter	—	10,182,000

Total minimum lease payments	894,000	$43,470,000

Less amount representing interest at rates of 6.3665% and 9.0792%	(65,000)

Present value of future minimum capital lease payments (Note 6)	$829,000

(5) Line of Credit Agreement
On July 6, 2004, the Company entered into a new business loan agreement with Union Bank of California, N.A., as the administrative agent, and two other lenders. The loan agreement is comprised

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
of a $20.0 million term loan and a $35.0 million revolving credit facility, which expires on July 6, 2009 and is collateralized by substantially all of the assets of the Company other than the Company’s EDC.
Under this loan agreement, interest on the $20.0 million term loan was fixed at 5.4% for the term of the loan. Interest on the revolving credit facility is charged at the bank’s reference rate. At October 31, 2007, the bank’s reference rate was 8.00%. The loan agreement also provides for optional interest rates based on London inter-bank offered rates (“LIBOR”) for periods of at least 30 days in increments of $0.5 million.
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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
At April 30, 2007, the Company’s fixed charge coverage ratio of (0.18) to 1:00 and minimum tangible net worth of $79.8 million were not in compliance with the Company’s loan agreement covenants. On June 15, 2007, the Company obtained a written waiver of the fixed charge coverage ratio and minimum

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
tangible net worth covenant requirements from its lenders for the period ended April 30, 2007.
On July 27, 2007, the Company entered into the Eighth Amendment to its Revolving/Term Loan Credit Agreement with Union Bank of California, N.A. dated July 6, 2004.  This and previous recent amendments were necessary to align the covenant and collateral requirements of the agreement with the Company’s expected operating results during the remaining term of the agreement. The Eighth Amendment modified certain provisions of the Loan Agreement, which include the following:
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
The revolving credit facility under the loan agreement may also be used to finance commercial letters of credit and standby letters of credit. Commercial letters of credit outstanding under the loan agreement totaled $1.5 million at October 31, 2007 as compared to $2.9 million outstanding at

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
October 31, 2006. The Company had $19.6 million outstanding against the revolving credit facility under this loan agreement at October 31, 2007, compared to $14.0 million outstanding at October 31, 2006 and $4.1 million outstanding on the term loan at October 31, 2007 compared to $5.6 million at October 31, 2006. At October 31, 2007, $11.9 million was available for borrowings against the revolving credit facility under the loan agreement, subject to the borrowing base limitations.
For the fiscal year ended October 31, 2007, the Company’s capital expenditures were approximately $4.15 million which exceeded the annual capital expenditure limitation of $4.0 million permitted under the Company’s Union Bank loan agreement as amended on July 13, 2007 and on January 11, 2008, the Company paid off its loan balances with Union Bank and entered into a new line of credit agreement with B of A. See Note 14 of Notes to Consolidated Financial Statements.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(6)	Long-term Debt

Amounts outstanding under long-term debt agreements at October 31, 2007 and 2006 consist of the following:

	2007	2006
Term loan payable to a bank, bearing interest at 5.4%, payable in monthly payments of $333,000 plus interest through December 31, 2005 and $125,000 plus interest thereafter and through maturity of July 6, 2009, collateralized by substantially all of the Company’s assets, excluding real estate. (Note 5)	$4,083,000	$5,583,000

Note payable to a bank, bearing interest at 5.0%, payable in monthly principal and interest payments of $63,000 through April 2014, with a balloon payment of approximately $9,700,000 payable at maturity of May 1, 2014; collateralized by land and building	11,042,000	11,228,000

Subordinated note payable to a third party, bearing simple interest at 3.5%, payable in annual principal payments of $250,000 plus interest on the outstanding principal balance due June 30, 2006, 2007 and 2008	250,000	500,000

Note payable to a finance company, bearing interest at 3.9%, payable in monthly payments of principal and interest $471 through maturity of July 26, 2007	—	4,000

Capital lease obligations (Note 4)	829,000	473,000

	16,204,000	17,788,000
Less current portion	(2,360,000)	(2,117,000)

Long-term debt	$13,844,000	$15,671,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Future maturities of long-term debt and capital lease obligations at October 31, 2007 are as follows:

Years Ending October 31,
2008	$2,360,000
2009	3,129,000
2010	288,000
2011	227,000
2012	238,000
Thereafter	9,962,000

Total	$16,204,000

(7)	Employees’ 401(k) Plan

The Company maintains a defined contribution retirement plan covering substantially all full-time employees. Company contributions, which are voluntary and at the discretion of the Company’s Board of Directors, are currently being made at 50% of the amount the employee contributes up to 3% of compensation. The Company’s expense for the years ended October 31, 2007, 2006 and 2005 was $404,000, $314,000 and $249,000, respectively.

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

As of October 31, 2007, of the 1,900,000 shares of common stock available for issuance under the 2000 Plan, the Company had outstanding options covering 919,000 shares of common stock with exercise prices ranging from $4.99 to $11.78 and expiration dates between November 2010 and September 2017. At October 31, 2007, a total of 285,000 shares of common stock remained available for issuance pursuant to awards granted under the 2000 Plan. As of October 31, 2007, the Company had no options covering shares of common stock outstanding under the Terminated Plans.

On October 24, 2007 the Company adopted the 2007 Nonstatutory Stock Option Plan (the “2007 Nonstatutory Plan”). As of October 31, 2007, of the 200,000 shares of common stock available for issuance under the 2007 Nonstatutory Plan, the Company had outstanding options covering 100,000 shares of common stock with an exercise price of $5.48 and an expiration date of October 24, 2017.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following is a summary of stock option activity under the 2000 Plan, Terminated Plans and the 2007 Nonstatutory Plan for the fiscal years ended October 31, 2005, October 31, 2006 and October 31, 2007:

	Shares					Weighted Average
	underlying	Option exercise price per share				Remaining	Aggregate
	outstanding				Weighted-	Contractual Term	Intrinsic
	options	Range			average	(in Years)	Value
Balance at October 31, 2004	1,652,000	4.00	—	16.94	7.26	4.4	12,012,588
Granted	470,000	6.87	—	11.78	10.07
Exercised	(368,000)	4.03	—	10.19	5.42		1,531,000
Canceled or Expired	(403,000)	6.00	—	16.94	11.19

Balance at October 31, 2005	1,351,000	4.16	—	11.78	7.60	5.6	902,704
Granted	215,000	6.55	—	9.80	7.90
Exercised	(446,000)	4.16	—	8.12	5.68		1,387,000
Canceled or Expired	(249,000)	5.59	—	11.03	9.78

Balance at October 31, 2006	871,000	4.16	—	11.78	8.10	7.2	285,905
Granted	516,000	5.48	—	8.40	6.73
Exercised	(193,000)	4.16	—	8.09	6.12		248,000
Canceled or Expired	(175,000)	5.40	—	10.75	8.54

Balance at October 31, 2007	1,019,000	4.99	—	11.78	7.70	6.2	14,000

Exercisable, October 31, 2007	737,000	4.99	—	11.78	8.25	4.9	6,030

Exercisable, October 31, 2006	756,000	4.16	—	11.78	8.12	6.9	270,639

Exercisable, October 31, 2005	1,299,000	4.16	—	11.78	7.63	4.4	883,364

The Company incurred stock-based employee compensation expense of $886,000, $481,000 and $0 in fiscal years 2007, 2006 and 2005, respectively.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following is a summary of stock options outstanding at October 31, 2007:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Range of	outstanding	contractual	exercise	exercisable	exercise
exercise prices	(shares)	life (years)	price	(shares)	price
$4.99 — $ 6.99	296,000	7.9	$5.75	93,000	$6.14
$7.00 — $ 8.99	531,000	5.5	$7.71	455,000	$7.66
$9.00 — $11.89	192,000	5.5	$10.70	189,000	$10.72

	1,019,000	6.2	$7.70	737,000	$8.25

On October 26, 2005, the Company’s Board of Directors approved the accelerated vesting of all currently outstanding, “out-of-the-money,” unvested stock options (the “Options”) to purchase shares of common stock of the Company. These Options were previously awarded to directors, officers and employees under the 2000 Plan. These Options have an exercise price greater than $6.97, the closing price on October 26, 2005, which is the effective date of the acceleration. Outstanding unvested options that are “in-the-money” were not subject to acceleration and will continue to vest in accordance with their normal schedule.

Options to purchase approximately 328,000 shares of Ashworth, Inc. common stock, which would otherwise have vested from time to time over the next three years, became immediately exercisable as a result of the Board of Directors’ actions. One of the purposes of the accelerated vesting was to reduce future stock option compensation expense that the Company would otherwise have recognized in its results of operations with the adoption of SFAS No. 123R. The number of shares and exercise prices of the Options subject to the acceleration were unchanged. The remaining terms for each of the Options granted remained the same.

At October 31, 2007 and 2006, the number of shares of common stock underlying exercisable options was 737,000 and 756,000, respectively, and the weighted-average exercise price of those options was $8.25 and $8.12, respectively.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following is a summary of unvested stock options:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, October 31, 2004	221,000	$2.62

Granted	470,000	3.62
Vested	(606,000)	3.44
Canceled or Expired	(33,000)	2.96

Unvested, October 31, 2005	52,000	2.62

Granted	215,000	2.95
Vested	(137,000)	2.71
Canceled or Expired	(14,000)	2.43

Unvested, October 31, 2006	116,000	2.54

Granted	517,000	2.65
Vested	(295,000)	2.88
Canceled or Expired	(55,000)	3.09

Unvested, October 31, 2007	283,000	2.41

The grant-date fair value of stock options issued to employees and directors granted during fiscal 2007, 2006 and 2005 was $1,367,000, $634,000 and $1,702,000, respectively. As of October 31, 2007, the total unrecognized compensation cost related to unvested shares was $419,000, which is expected to be recognized over a weighted-average period of 2.5 years, based on the vesting schedules.

Comprehensive Income

The Company includes the cumulative foreign currency translation adjustment as well as the net unrealized gains and loss on cash flow hedges as components of the comprehensive income in addition to net income for the period. The following table sets forth the components of other comprehensive income for the periods presented:

	Years ended October 31,
	2007	2006	2005
Foreign currency translation	3,050,000	1,619,000	(511,000)

Total other comprehensive income	$3,050,000	$1,619,000	$(511,000)

(9)	Commitments and Contingencies

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

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The aggregate annual compensation expense recognized under these agreements using the straight-line method in fiscal 2007, 2006 and 2005 was $414,000, $1,652,000 and $1,837,000, respectively. Cash payments made to related parties under these agreements during the years ended October 31, 2007, 2006 and 2005 totaled $1,628,000, $1,328,000 and $1,602,000, respectively. In fiscal year 2007, the Company made cash payments of $1,628,000 for promotional agreements, including $1,000,000 paid to Fred Couples. The Company is obligated to make this annual $1,000,000 payment if Mr. Couples plays a minimum of 15 PGA tournaments during the year. In fiscal year 2007, Fred Couples played two tournaments, obligating the Company to make cash payments of $133,000 (two-fifteenths of $1,000,000) to him in fiscal year 2008. Future minimum commitments under these agreements are as follows:

		Future Minimum
	Total	Payments to
	Future Minimum	Related
Year Ending October 31,	Payments	Parties
2008	$304,000	$133,000
2009	1,134,500	1,000,000
2010	1,000,000	1,000,000
2011	1,000,000	1,000,000
2012	—	—
Thereafter	—	—

	$3,438,500	$3,133,000

Executive Employment Agreements, Termination of Employment and Change in Control Arrangements

The Company previously entered into executive employment agreements with: Allan H. Fletcher, the Chief Executive Officer, Edward J. Fadel, the President, Greg W. Slack, the Chief Financial Officer, Peter M. Weil, former Chief Executive Officer, Winston E. Hickman, former Executive Vice President, Chief Financial Officer and Treasurer; Peter E. Holmberg, former Executive Vice President of Green Grass Sales and Merchandising; Gary I. “Sims” Schneiderman, former President, and Eric R. Hohl, former Executive Vice President, Chief Financial Officer and Treasurer. Messrs. Weil, Hickman, Holmberg, Schneiderman and Hohl ceased employment with the Company effective October 24, 2007, November 17, 2006, May 21, 2007, May 21, 2007 and October 24, 2007, respectively.

Agreements With Current Executive Officers

The employment agreement between the Company and Mr. Fletcher, dated October 24, 2007, and the stock options granted to Mr. Fletcher under the 2007 Nonstatutory Plan on October 24, 2007 have been terminated.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Effective January 11, 2008, the Company entered into a consulting agreement with Fletcher Leisure Group, Ltd., a New York corporation (“FLG Ltd.”), under which FLG Ltd. provides the services of a management consultant to act as the Company’s Chief Executive Officer (the “FLG Ltd. Consulting Agreement”). The initial management consultant designated by FLG Ltd. is Mr. Fletcher, and FLG Ltd. may not designate any other management consultant without the Company’s written permission. The Company paid FLG Ltd. a one-time fee of $75,000 upon execution of the FLG Ltd. Consulting Agreement and will pay FLG Ltd. a consulting fee of $9,000 per month during the term of the FLG Ltd. Consulting Agreement. FLG Ltd. is also eligible to receive a cash incentive fee, the amount of which will be determined by the Company’s Compensation and Human Resource Committee based on achievement of objectives for FLG Ltd. and the Company set out in the Company’s annual business plan. For the 2008 fiscal year, the target incentive fee will be $500,000, assuming achievement of all objectives. If the Company terminates the FLG Ltd. Consulting Agreement without cause during a fiscal year, the Company will pay FLG Ltd. a pro rata portion of the incentive fee determined by the Compensation and Human Resources Committee to have been earned for such fiscal year. In addition, the Company granted FLG Ltd. 100,000 options to purchase shares of the Company’s common stock at an exercise price of $5.48 per share. Half of the options vest on October 24, 2008, and the remaining options vest on October 24, 2009. The options will vest immediately upon termination of the FLG Ltd. Consulting Agreement without cause or a change of control of the Company and will terminate upon the earlier of one year after the termination of the FLG Ltd. Consulting Agreement and ten years after the date of grant.

The Company will also reimburse FLG Ltd. for the rental of reasonable residential or hotel accommodations in the Carlsbad, California area while the management consultant is providing services to the Company at the Company’s headquarters (if the Company does not itself make such accommodations available).

The FLG Ltd. Consulting Agreement contains terms customary for a consulting agreement regarding confidentiality of the proprietary information of the Company, the assignment of intellectual property to the Company, reimbursement of business expenses and FLG Ltd.’s status as an independent contractor.

The FLG Ltd. Consulting Agreement may be terminated at will by either party. The Company may terminate the FLG Ltd. Consulting Agreement for cause in certain circumstances, with the result that the options granted under the FLG Ltd. Consulting Agreement will be terminated immediately and FLG Ltd. will not be entitled to a pro rata portion of the incentive fee earned during that fiscal year. Under the FLG Ltd. Consulting Agreement, “cause” means material breach of the FLG Ltd. Consulting Agreement by FLG Ltd., any act or acts of personal dishonesty by FLG Ltd. or the management consultant, the conviction of FLG Ltd. or the management consultant of a felony, violation of the Company’s policies or code of conduct by FLG Ltd. or the management consultant, violation by FLG Ltd. or the management consultant of any confidentiality or non-competition agreement with the Company or any of the Company’s affiliates, or the willful misconduct of FLG Ltd. or the management consultant that is injurious to the Company. If FLG Ltd. terminates the FLG Ltd. Consulting Agreement because the duties to be performed by FLG Ltd. are reduced in scope, the termination will be deemed a termination by the Company without cause.

In connection with Mr. Fadel’s appointment as President, the Company entered into an employment agreement (the “Fadel Employment Agreement”) with Mr. Fadel that provides for compensation which includes: an annual base salary of $240,000; eligibility for up to a target bonus of 40% of base salary, with the actual payment subject to the board’s discretion and in accordance with any applicable bonus plan; the grant of options to purchase 40,000 shares of the Company’s common stock, with an exercise

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

price equal to the closing price of the Company’s common stock on May 23, 2007 and with half of the options vesting on each of the first two anniversaries of Mr. Fadel’s employment with the Company (and which immediately vest upon Mr. Fadel’s termination without cause); and, a monthly auto allowance of $1,000, a monthly housing allowance of $2,500 for 12 months and coverage under the Company’s benefits programs. If Mr. Fadel is terminated without cause as defined in the Fadel Employment Agreement and he delivers a fully executed release and waiver of all claims against the Company, the severance provisions of the Employment Agreement grant him a lump sum payment of 25% to 50% of his then current annual salary, depending on the timing and circumstances of his termination.

In connection with Mr. Slack’s appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Slack (the “Slack Employment Agreement”) on October 24, 2007. The Slack Employment Agreement provides for compensation consisting of, among other things, an annual base salary of $225,000; a target bonus of $112,500 for fiscal year 2008 at the discretion of the Company’s Board of Directors; a clothing allowance in accordance with Company policy; and an auto-mobile allowance of $750 per month.

The Slack Employment Agreement also provides for a severance payment, in the event that Mr. Slack is terminated without cause and Mr. Slack delivers to the Company and thereafter does not revoke a release and waiver of all claims against the Company. In such case, the severance payment would be 50% of Mr. Slack’s then-current annual base salary, if such termination occurs on or prior to the one-year anniversary of Mr. Slack’s employment with the Company, or 100% of Mr. Slack’s then-current annual base salary, if such termination occurs after Mr. Slack’s one-year anniversary of employment with the Company.

The Company also authorized entry into its form indemnity agreement with Mr. Slack, which provides for indemnification by the Company on the same terms described above with respect to Mr. Fletcher’s indemnity agreement. The foregoing description of the Slack Employment Agreement is qualified in its entirety by the terms of such agreement, which was filed as Exhibit 10.3 to the Form 8-K filed on October 30, 2007 and is incorporated herein by reference.

On September 20, 2007, the Company entered into an employment agreement with Paul Bourgeois (the “Bourgeois Employment Agreement”) appointing him as the Senior Vice President, Sales, effective October 1, 2007. The Bourgeois Employment Agreement provides for compensation of $7,692 paid bi-weekly; a performance bonus opportunity of 30% of annual base salary under certain circumstances; an automobile expense allowance of $500 each month; a clothing allowance in accordance with Company policy and a residential allowance of $2,000 each month for a period of six months, which is reimbursable to the Company if Mr. Bourgeois resigns within the first two years of employment.

Agreements With Former Executive Officers

On November 27, 2006, the Company entered into an employment agreement effective as of October 30, 2006 with Peter M. Weil (the “Weil Employment Agreement”) appointing him as the Chief Executive Officer of Ashworth, Inc. The Weil Employment Agreement provided for compensation consisting of, among other things: an annual base salary of $400,000; a performance bonus opportunity of 50% of annual base salary under certain circumstances; a grant of options to purchase 100,000 shares of the Company’s common stock, with 50% of the options vesting on each of the first two anniversaries of the grant date; eligibility to participate in the Company’s 401(k) plan; coverage under the Company’s medical, dental and life insurance benefits programs; a clothing allowance in accordance with Company policy; an automobile allowance of $1,250 per month; and, an allowance for reasonable residential expenses, in lieu of moving expenses, and until such time as the Compensation and Human Resources

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Committee or the Board takes further action, which included housing and all reasonable expenses (to be grossed up for taxes, if applicable). If Mr. Weil is terminated without Cause (as defined in the Weil Employment Agreement), then Mr. Weil would receive (1) severance compensation in an amount equal to 12 months of his then current annual base salary and (2) accelerated vesting of all stock options granted under the Weil Employment Agreement. Mr. Weil’s option vesting will also be accelerated as a result of a change of control. In the event that Mr. Weil became disabled (as defined in the Weil Employment Agreement) during the term of this Agreement for a continuous period up to 90 days, or upon termination of his employment as a result of his death, the Company was obligated to pay a pro rata share of the annual bonus in the year in which Mr. Weil was disabled or died.

On October 24, 2007, the Company entered into a separation and release agreement with Mr. Weil (the “Weil Separation Agreement”). Under the Weil Separation Agreement, Mr. Weil is entitled to a severance payment of $400,000 paid as follows: $100,000 on January 2, 2008, with the balance of $300,000 paid thereafter in 19 equal semi-monthly installments on the 15th and last day of every month. The Weil Separation Agreement, provided certain requirements are met, also provides for the acceleration of Mr. Weil’s unvested stock options and an extension of the exercise period of such options until one year following Mr. Weil’s separation.

On February 23, 2006, the Company entered into an employment agreement with Winston E. Hickman (the “Hickman Employment Agreement”) which terminated in connection with his resignation effective November 17, 2006. The Hickman Employment Agreement provided for: a base salary of $300,000; a target bonus of 50% of base salary, with the actual payment subject to the Board’s discretion; the grant of options to purchase 50,000 shares of the Company’s common stock, with half of the options vesting on each of the first two anniversaries of Mr. Hickman’s employment with the Company; and coverage under the Company’s benefits programs. No bonus was awarded to Mr. Hickman for fiscal 2006. The Hickman Employment Agreement also provided that if Mr. Hickman had been terminated without Cause or resigned under certain specified circumstances, Mr. Hickman would have been entitled to: a lump sum payment of either one-half or all of his then current annual salary, depending on the timing and circumstances of his termination or resignation; a pro rata bonus; and immediate vesting of a pro rata number of stock options.

In connection with Mr. Hickman’s resignation effective November 17, 2006 as Executive Vice President and Chief Financial Officer, the Company entered into a release agreement with Mr. Hickman (the “Hickman Release Agreement”) on November 16, 2006 whereby Mr. Hickman provided a standard release of any claims, complaints and lawsuits against the Company and other related entities and persons. The Hickman Release Agreement also provided that Mr. Hickman will receive continuing medical, dental and Exec-U-Care insurance coverage for a period of 18 months from December 1, 2006 through May 31, 2008 in exchange for ten (10) full days of consulting services to be provided by Mr. Hickman on reasonable and mutually agreed upon dates between November 20, 2006 and May 30, 2008, to assist with a professional transition of Executive Vice President and Chief Financial Officer responsibilities and to advise on related matters.

Effective October 25, 2006, the Company and Mr. Holmberg entered into the Amended and Restated Employment Agreement (the “Holmberg Employment Agreement”). Under the Holmberg Employment Agreement, Mr. Holmberg was to receive an annual base salary of $225,000 and was eligible to earn an annual bonus up to a maximum of 40% of his annual base salary based and conditioned on the Company’s achievement of certain financial targets. Among other things, Mr. Holmberg also received an automobile allowance of $1,000 per month. If Mr. Holmberg were to be terminated within two years of the effective date of the Holmberg Employment Agreement as a result of a Qualifying Termination (as defined in the Holmberg Employment Agreement) and if

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Mr. Holmberg delivered and did not revoke a fully executed release and waiver of all claims against the Company, then the Company was obligated to pay Mr. Holmberg the equivalent of 12 months of his then-current annual base salary, which was to be in lieu of any other severance payment benefits that otherwise may at that time be available under the Company’s applicable policies; provided, however, that the Holmberg Employment Agreement was not intended to modify or supersede the change in control agreement between the Company and Mr. Holmberg.

On May 25, 2007, the Company entered into a severance and release agreement with Mr. Holmberg (the “Holmberg Severance Agreement”) which provided for a modification of prior employment agreements and arrangements with Mr. Holmberg. Under the Holmberg Severance Agreement, Mr. Holmberg was entitled to a lump sum severance payment of $112,500 and an automobile allowance of $6,000 and agreed to provide a customary release of all claims against the Company.

On September 7, 2005, the Company entered into an employment agreement with Gary I. “Sims” Schneiderman (the “Sims Employment Agreement”). The Sims Employment Agreement with Mr. Schneiderman provided for: a minimum base salary of $300,000; bonuses to be determined by the Board on the basis of merit and the Company’s financial success and progress up to a maximum of 82.5% of his base salary; three guaranteed minimum non-compete/retention payments of $85,000 on September 12, 2005, $85,000 on November 24, 2005 and $40,000 following the close of final accounting records for 2006; stock options to purchase 20,000 shares for each of fiscal years 2005, 2006 and 2007; an automobile allowance of $1,000 per month and a club membership. The Sims Employment Agreement also provided that if a Qualifying Termination (as defined in the agreement) occurs, Mr. Schneiderman would be entitled to receive severance payments equal to 12 months of his then-current annual base salary, an additional cash payment of $50,000, payment of insurance premiums for a period of 12 months, and immediate vesting of all options.

On May 25, 2007, the Company entered into a severance and release agreement with Mr. Schniderman (the “Sims Severance Agreement”) which provided for a modification of prior employment agreements and arrangements with Mr. Sims. Under the Sims Severance Agreement, Mr. Schniderman is entitled to the continuation of bi-weekly payments of his base salary, automobile allowance and club dues for nine (9) months, the continuation of his employee insurance benefits for twelve (12) months and a waiver of the requirement for Mr. Schniderman to reimburse the Company for the cost of the club membership of $45,000. Mr. Sims agreed to provide a customary release of all claims against the Company. Mr. Schniderman is also entitled to acceleration of 20,000 outstanding stock options that were not yet vested, which are deemed vested as of May 21, 2007.

Effective March 19, 2007, the Company and Eric R. Hohl entered into an employment agreement (the “Hohl Employment Agreement”) that appointed Mr. Hohl the Executive Vice President, Chief Financial Officer and Treasurer. The Hohl Employment Agreement provided for compensation which included: an annual base salary of $240,000; eligibility for up to a target bonus of 40% of base salary, with the actual payment subject to the Board’s discretion and in accordance with any applicable bonus plan; the grant of options to purchase 40,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the Company’s common stock on March 19, 2007, and with half of the options vesting on each of the first two anniversaries of Mr. Hohl’s employment with the Company; and coverage under the Company’s benefits programs. If Mr. Hohl is terminated without cause as defined in the Hohl Employment Agreement and he delivers a fully executed release and waiver of all claims against the Company, the severance provisions of the Hohl Employment Agreement grant him: a lump sum payment of 25% to 50% of his then current annual salary, depending on the timing and circumstances of his termination and immediate vesting of the above stock options.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Effective October 24, 2007, Eric R. Hohl left his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company. Pursuant to the terms of the Hohl Employment Agreement, the vesting for 40,000 stock options was accelerated and will be exercisable for 90 days after his departure for incentive stock options and 180 days after his departure for non-qualified options. Mr. Hohl delivered a fully executed release and waiver of all claims against the Company and subsequently received a one-time severance payment from the Company of $96,000.

Legal Proceedings

On February 27, 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company willfully violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff sought statutory and punitive damages, attorney’s fees and injunctive relief on behalf of the purported class. The suit against Ashworth was one of hundreds of suits filed against different retailers nationwide. The proposed class representative for the putative class filed his motion to certify this matter as a class action. The Company filed an opposition to the motion and the court entered an order denying the class certification. On November 13, 2007, the parties entered into a settlement on the record whereby Ashworth would pay the plaintiff $1,000 and the plaintiff would dismiss his individual claim with prejudice. Ashworth admitted no liability and continues to dispute any allegation that it willfully violated the Fair Credit Reporting Act. The parties subsequently entered into a written stipulation to that effect and the court dismissed the complaint.

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

Licensing Agreement with Callaway Golf Company

In May 2001, Ashworth agreed to a multi-year exclusive licensing agreement (the “License Agreement”) with Callaway Golf Company (“Callaway”) to design, market and distribute complete lines of men’s and women’s Callaway Golf apparel. The agreement allows Ashworth to sell Callaway Golf apparel primarily in the United States, Europe and Canada. The initial Callaway Golf apparel products shipped in April 2002. The multi-year agreement has various minimum annual requirements for marketing expenditures and royalty payments based on the level of net revenues. The Company believes that revenues from the Callaway Golf apparel product line will be sufficient to cover such minimum royalty payments. The agreement is effective until December 31, 2010 and, at Ashworth’s sole discretion, may be extended for one five-year term provided that Ashworth meets or exceeds certain minimum requirements for calendar years 2008 and 2009, that Ashworth gives notice of its intention to renew by January 1, 2010 and that Ashworth is not in material breach of the agreement.

On March 29, 2007, the Company and Callaway entered into a second amendment to the License Agreement between the Company and Callaway, dated May 14, 2001. Among other things, the second amendment to the License Agreement clarified the relationship of the parties in certain respects, updated the licensed trademarks to reflect Callaway’s current product lineup and changed the territories in which the Company may market products under the License Agreement.

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On December 3, 2007, the Company and Callaway entered into a third amendment to the License Agreement. Among other things, the third amendment created a new mid-price retail channel, with new trademarks for use in that channel, and changed the royalty payments owed to Callaway to a flat percentage of net sales of products sold under the License Agreement. Under the third amendment, the Company will pay royalties at two separate rates, one for the mid-price channel and another for all other sales channels. The flat royalty rates replaced the tiered royalty rates formerly paid by the Company.

(10)	Related-Party Transactions

In October 2007, the Company announced the appointment of Allan H. Fletcher to the position of Chief Executive Officer. Mr. Fletcher is the founder of Fletcher Leisure Group, Inc. (“FLG”) which has been one of Canada’s leading suppliers of branded golf apparel, sportswear and golf equipment for over 40 years and is a long-standing business partner of the Company. The Company distributes Ashworth and Callaway Golf apparel, headwear and accessories in Canada through two separate divisions operated by FLG. Mr. Fletcher was responsible for the operations and strategic direction of FLG and served as its President until December 2003 when he became the Chairman of FLG. Mr. Fletcher’s son, Mark Fletcher, currently serves as the President of FLG and oversees its operations.

On August 15, 2007, the Company entered into an agreement with FLG pursuant to which the Company has the exclusive right to distribute Sunice licensed products in the U.K., Ireland and selected countries of Continental Europe through Ashworth’s U.K. subsidiary for a fee equal to 10% of net sales of Sunice product. Under the agreement, terminable by the Company at the end of one year, FLG is responsible for all design and production and has agreed to deliver Sunice products to Ashworth on a consignment basis. During such first year Ashworth agreed to pay FLG 105% of the actual documented costs of the production and delivery of the Sunice products upon the sale of such products by Ashworth to third-party customers. The Company made no payments to FLG in fiscal 2007 but has a payable balance of $81,000 due to FLG at October 31, 2007.

The Company leases its Phenix City, Alabama distribution facility from STAG II Phenix City, LLC, which purchased the building in fiscal 2006 from 16 Downing, LLC, which was a related party owned by certain members of Gekko Brands, LLC’s management. Total payments under the operating lease for this facility made during the years ended October 31, 2007, 2006 and 2005 were $457,000, $400,000 and $400,000, respectively. The lease agreement requires monthly payments of $38,060 through June 6, 2012.

Seidensticker (Overseas) Limited (“Seidensticker”), a supplier of inventoried products to us, owned approximately 1.65% of our outstanding common stock at October 31, 2007. Additionally, the President and Chief Executive Officer of Seidensticker (Overseas) Limited was elected to the Company’s Board of Directors effective January 1, 2006. During the years ended October 31, 2007, 2006 and 2005, we purchased approximately $1,151,000, $1,571,000 and $5,800,000 of products from Seidensticker. We believe that the terms upon which we purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties.

On May 5, 2006, the Company entered into a settlement agreement (the “Agreement”) with Knightspoint Partners II, L.P. and certain other entities and individuals, including Mr. David M. Meyer and Michael S. Koeneke (collectively, the “Knightspoint Group”) under which, among other matters, the Company agreed to appoint Mr. Meyer and Mr. Weil and a mutually agreeable third director to its Board of Directors (the “Board”). Pursuant to the Agreement, the Company reimbursed Knightspoint

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Group for its actual expenses incurred in connection with the proxy contest in the amount of approximately $165,000. Mr. Meyer is a managing member of Knightspoint Partners LLC, an affiliate of Knightspoint Partners II, L.P. Mr. Meyer currently serves as The Chairman of the Company’s Board of Directors.
On September 12, 2006, concurrent with his appointment to the Office of the Chairman, Mr. Weil, who is the former CEO and a Director of the Board, entered into an agreement with the Company to provide consulting services on corporate management and operations and decision-making within the Office of the Chairman (the “Weil Agreement”). Mr. Weil was paid approximately $48,000 for such services for the period of September 12, 2006 through October 29, 2006. Mr. Weil also received an option grant to purchase 25,000 shares with an exercise price of 100% of then-current fair market value, 12,900 of which vested and 12,100 were terminated as of October 30, 2006 pursuant to the terms of the Weil Agreement. The Weil Agreement was terminated upon Mr. Weil’s appointment as Chief Executive Officer effective October 30, 2006. Mr. Weil departed the Company on October 24, 2007.
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
The provision for income taxes for the years ended October 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Current provision (benefits):
Federal	$(90,000)	$(285,000)	$(262,000)
State	—	(80,000)	365,000
Foreign	494,000	619,000	238,000

Total	$404,000	$254,000	$341,000

Deferred provision (benefit):
Federal	2,356,000	(19,000)	(1,074,000)
State	194,000	55,000	(377,000)
Foreign	23,000	(23,000)	12,000

Total	2,573,000	13,000	(1,439,000)

Tax benefit related to option exercises	90,000	535,000	537,000

Provision (benefit) for income taxes	$3,067,000	$802,000	$(561,000)

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The Company’s income (loss) before provision for income taxes was allocated between domestic and foreign tax jurisdictions for the years ended October 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
Domestic	$(12,697,000)	$(145,000)	$(2,126,000)
Foreign	1,648,000	1,898,000	838,000

Total	$(11,049,000)	$1,753,000	$(1,288,000)

U.S. income taxes were not provided for on a cumulative total of approximately $5.0 million of undistributed earnings for certain non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company currently intends to reinvest these earnings in operations outside the U.S.
The components of the Company’s deferred income tax assets and liabilities as of October 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$324,000	$379,000
Inventory reserves	1,622,000	1,177,000
Accrued compensation	810,000	303,000
Other nondeductible accruals	1,982,000	1,747,000
Other deductible capitalized cost	207,000	488,000
Federal and State Credit Carryovers	4,210,000	—

Total gross deferred tax assets	9,155,000	4,094,000
Valuation Allowance	(7,434,000)	—

Net deferred tax assets	$1,721,000	$4,094,000

Deferred tax liabilities:
Deductible capitalized costs	$1,760,000	$1,350,000
State tax	—	30,000
Depreciation	1,382,000	1,562,000

Total gross deferred tax liabilities	$3,142,000	$2,942,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A portion of the deferred tax assets recognized relates to federal, state and foreign deferred tax assets. Because the Company operates in multiple state and foreign jurisdictions, it considered the need for a valuation allowance on a federal, state and foreign basis, taking into account the effects of local tax law. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance.
The Company has recorded a net deferred income tax liability of $1,421,000 and a net deferred income tax asset of $1,152,000 as of October 31, 2007 and 2006, respectively.
Management believes that it is more likely than not that the Company will not utilize a majority of the net deferred tax assets in the future because the Company has a recent history of cumulative tax losses, and has therefore booked a valuation allowance of $7,434,000. Management believes that the Company’s businesses will be profitable and will generate taxable income in the near term for federal and foreign purposes; however, there can be no assurance that the Company will generate taxable income or that all of deferred tax assets will be utilized. The realization of this net asset may be dependent on the Company’s ability to generate sufficient taxable income in future years. Since realization is not assured, management believes it is not more likely than not that the net deferred income tax asset will be realized.
A reconciliation of the provision for income taxes at the statutory rate to the Company’s effective rate is as follows:

	2007	2006	2005
Computed income tax (benefit) at the expected statutory rate	$(3,757,000)	$596,000	$(438,000)
State income tax (benefit), net of federal tax benefits	(592,000)	(71,000)	(42,000)
Nondeductible expenses	213,000	180,000	114,000
Foreign tax jurisdiction rate differential	(66,000)	(76,000)	(20,000)
Credits generated and used	(262,000)	(345,000)	(382,000)
Other	(11,000)	33,000	27,000
Subpart F income	238,000	355,000	180,000
Increase in Valuation Allowance	7,304,000	130,000	—

Provision (benefit) for income taxes	$3,067,000	$802,000	$(561,000)

The Company has unused foreign tax credits at October 31, 2007 of $545,000 that expire 2017, but currently has a full valuation allowance against the credits since future tax benefits may not be realized due to cumulative tax losses. The Company also has unused alternative minimum tax credits at October 31, 2007 of $12,000 that do not expire, but currently has a full valuation allowance against the credits since future tax benefits may not be realized due to cumulative tax losses. In addition, the Company has an unused Federal net operating loss carryover at October 31, 2007 of $3,159,000 and state net operating loss carryovers of $494,000 that will expire by 2027, and currently has a full valuation

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
allowance against the credits since future tax benefits may not be realized due to cumulative tax losses. The utilization of the net operating losses and tax credit carryforwards may be further limited in the future if an ownership change occurs, as defined under Internal Revenue Code Section 382.
(12) Segment Information
The Company has the following four reportable segments: Domestic; Gekko Brands, LLC; Ashworth U.K., Ltd.; and Other International. Management evaluates segment performance based primarily on revenues and income from operations. Interest income and expense, unusual or infrequent items, and income tax expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments. Segment information is summarized as follows as of and for the years ended October 31, 2007, 2006 and 2005:

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	2007	2006	2005
Net revenues:
Domestic	$119,630,000	$129,360,000	$133,176,000
Gekko Brands, LLC	45,208,000	41,768,000	37,511,000
Ashworth, U.K., Ltd.	27,236,000	27,987,000	23,416,000
Other International	10,115,000	10,485,000	10,685,000

Total	$202,189,000	$209,600,000	$204,788,000

Income (loss) from operations:
Domestic	$(14,178,000)	$(3,837,000)	$(7,914,000)
Gekko Brands, LLC	2,699,000	4,095,000	4,540,000
Ashworth, U.K., Ltd.	1,070,000	1,437,000	1,976,000
Other International	2,362,000	2,643,000	2,870,000

Total	$(8,047,000)	$4,338,000	$1,472,000

Capital expenditures:
Domestic	$3,511,000	$5,676,000	$6,443,000
Gekko Brands, LLC	453,000	571,000	963,000
Ashworth, U.K., Ltd.	185,000	217,000	170,000

Total	$4,149,000	$6,464,000	$7,576,000

Total assets:
Domestic	$80,715,000	$92,337,000	$102,745,000
Gekko Brands, LLC	45,217,000	42,597,000	38,217,000
Ashworth, U.K., Ltd.	25,733,000	22,517,000	18,999,000
Other International	8,749,000	6,592,000	4,753,000

Total	$160,414,000	$164,043,000	$164,714,000

Long-lived assets, at cost:
Domestic	$65,533,000	$62,937,000	$58,206,000
Gekko Brands, LLC	29,653,000	29,209,000	27,301,000
Ashworth, U.K., Ltd.	2,306,000	2,683,000	1,977,000

Total	$97,492,000	$94,829,000	$87,484,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$15,250,000	$13,865,000

Depreciation expense:
Domestic	$5,086,000	$4,707,000	$3,869,000
Gekko Brands, LLC	468,000	408,000	370,000
Ashworth, U.K., Ltd.	247,000	285,000	317,000

Total	$5,801,000	$5,400,000	$4,556,000

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(13) Results By Quarter (Unaudited)
The unaudited results by quarter for the years ended October 31, 2007 and 2006 are shown below:

	First	Second	Third	Fourth
Year ended	Quarter	Quarter	Quarter	Quarter
October 31, 2007	(1)	(1)	(1)	(1)
Net revenues	$38,272,000	$59,864,000	$49,461,000	$54,592,000
Gross profit	15,617,000	23,241,000	18,883,000	20,026,000
Net income (loss)	(3,155,000)	(2,533,000)	(5,649,000)	(2,779,000)
Net income (loss) per basic share	(0.22)	(0.17)	(0.39)	(0.19)
Weighted-average basic shares outstanding	14,520,000	14,520,000	14,602,000	14,660,000
Net income (loss) per diluted share	(0.22)	(0.17)	(0.39)	(0.19)
Weighted-average diluted shares outstanding	14,520,000	14,520,000	14,602,000	14,660,000

	First	Second	Third	Fourth
Year ended	Quarter	Quarter	Quarter	Quarter
October 31, 2006	(1)	(1)	(1)	(1)
Net revenues	$40,612,000	$66,020,000	$52,816,000	$50,152,000
Gross profit	17,976,000	29,883,000	21,626,000	16,328,000
Net income (loss)	(50,000)	4,675,000	681,000	(4,355,000)
Net income (loss) per basic share	—	0.32	0.05	(0.30)
Weighted-average basic shares outstanding	14,182,000	14,404,000	14,495,000	14,520,000
Net income (loss) per diluted share	—	0.32	0.05	(0.30)
Weighted-average diluted shares outstanding	14,182,000	14,560,000	14,624,000	14,520,000

(1)
The diluted EPS amounts for the first, second, third and fourth quarters of the year ended October 31 2007 and the first and fourth quarters of the year ended October 31, 2006 were calculated using the basic weighted-average shares as the effect of stock options would be anti-dilutive due to the Company’s loss position in those quarters.

(14) Subsequent Events
On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility, (the “Credit Facility”), of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit will be 100% reserved against borrowing availability) with Bank of America, N.A., (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its existing term loan, revolving credit facility and cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or

ASHWORTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by a substantial portion of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).
Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest will be set at LIBOR plus 1.25% for the first six months of the agreement and adjusting thereafter. The initial interest rate applicable to borrowings under the Credit Facility is 7.25%. The Company also is required to pay customary fees under the Credit Facility. At December 31, 2007, The six month LIBOR was 5.95% All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
The borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility anticipated to be provided by the Bank to Ashworth U.K., Ltd., as described below (the “UK Loan Facility”) The borrowing base as of January 11, 2008 approximately $41.5 million. Unused availability, taking into account outstanding letters of credit, as of January 11, 2008, was approximately $5.6 million.
The Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to take certain actions, including covenants limiting the Company’s ability to incur or guarantee additional debt, incur liens, pay dividends, repurchase stock or make other distributions, sell assets, make loans and investments, prepay certain indebtedness, enter into consolidations or mergers, and enter into transactions with affiliates. The Credit Facility limits the ability of the Company to agree to certain change of control transactions, because a “change of control” (as defined in the Credit Facility) is an event of default. The Credit Facility also contains customary representations and warranties, affirmative covenants, events of default, indemnities and other terms and conditions.
The foregoing summary of the Credit Facility is qualified by reference to the Loan and Security Agreement dated as of January 11, 2008 attached as Exhibit 10(aq) to the Company’s Form 10-K filed with the Commission on January 14, 2008. Please see the Loan and Security Agreement for a more detailed description of the terms of the Credit Facility.
The Company and B of A are currently in the process of negotiating a UK Loan Facility in an amount anticipated to be up to $10.0 million. The applicable interest rate and fees under the UK Loan Facility are anticipated to be comparable to the applicable interest rate and fees under the Credit Facility. As noted above, loans and letters of credit under the UK Loan Facility are anticipated to reduce the borrowing base under the Credit Facility. The Company believes that the UK Credit Facility will enhance the Company’s ability to meet its current and long-term operating needs in the UK. Although there can be no assurance that the UK Loan Facility will be consummated on the above-referenced terms or at all, the Company anticipates that the UK Credit Facility will be completed during the second quarter of fiscal 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Ashworth, Inc.:
Under date of January 14, 2008, we reported on the consolidated balance sheets of Ashworth, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2007 and 2006. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Moss Adams, LLP
Irvine, California
January 14, 2008

ASHWORTH, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowances for Doubtful
Accounts and Sales Returns,
Markdowns and Other
Description	Allowances
Balance, October 31, 2004	$2,438,000

Charged to Costs and Expenses	7,061,000
Deductions	(4,149,000)

Balance, October 31, 2005	5,350,000

Charged to Costs and Expenses	7,664,000
Deductions	(7,826,000)

Balance, October 31, 2006	5,188,000

Charged to Costs and Expenses	8,136,000
Deductions	(8,494,000)

Balance, October 31, 2007	$4,830,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHWORTH, INC. (Registrant)
Date: January 14, 2008	BY:	/s/ Allan H. Fletcher
Allan H. Fletcher
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan H. Fletcher Allan H. Fletcher	Chief Executive Officer	January 14, 2008

/s/ Greg W. Slack Greg W. Slack	Chief Financial Officer, Principal Accounting Officer	January 14, 2008

/s/ David M. Meyer David M. Meyer	Chairman	January 14, 2008

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	January 14, 2008

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	January 14, 2008

/s/ James B. Hayes James B. Hayes	Director	January 14, 2008

/s/ Detlef H. Adler Detlef H. Adler	Director	January 14, 2008

/s/ James G. O’Connor James G. O’Connor	Director	January 14, 2008

/s/ John W. Richardson John W. Richardson	Director	January 14, 2008

/s/ Eric S. Salus Eric S. Salus	Director	January 14, 2008

/s/ Michael S. Koeneke Michael S. Koeneke	Director	January 14, 2008

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(ap)	Consulting agreement between Fletcher Leisure Group Ltd. and the Company, effective January 11, 2008.

10(aq)	Loan agreement, effective January 11, 2008 by and between the Company and Bank of America, N. A.

21	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm Consent.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.