Form 10-K/A
period 2007-10-31
ASHWORTH INC
filed 2008-02-28
CIK 820774

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
(760) 438-6610
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Global Market
Rights to Purchase Common Stock
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the Registrant’s common stock held by non-affiliates based upon the last reported sales price of its common stock on April 30, 2007 as reported on the NASDAQ Global Market was $100,927,310.
     There were 14,713,511 shares of common stock, $.001 par value, outstanding at the close of business on January 31, 2008.

EXPLANATORY NOTE
     On January 14, 2008, Ashworth, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended October 31, 2007 with the Securities and Exchange Commission. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Form 10-K/A filing. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors of the Company

	Director	Term to
	Since	Expire

Class I Directors

John M. Hanson, Jr., age 67	1994	2009

Mr. Hanson is a certified public accountant. He was a stockholder and officer of the accounting firm John M. Hanson & Co. from 1968 until his retirement in 1998. He now practices as a tax specialist for a limited number of clients.

James B. Hayes, age 69	2004	2009

In July 2001, Mr. Hayes retired as President and Chief Executive Officer of Junior Achievement, Inc., a not-for-profit organization providing economic education for young people in the U.S. and throughout the world. Mr. Hayes served as Chairman of Junior Achievement’s national board of directors from 1991 to 1993 and as a board member from 1987 to 1995. Prior to 1995, Mr. Hayes had a 35-year career in magazine publishing. He was Publisher of FORTUNE Magazine from 1986 to 1994. Mr. Hayes also served as Publisher of DISCOVER Magazine from 1984 to 1986, and Advertising Sales Director of MONEY Magazine from 1982 to 1984. He held a number of executive positions with SPORTS ILLUSTRATED from 1959 to 1982.

Class II Directors

Detlef H. Adler, age 49	2006	2010

Mr. Adler is the Chief Executive Officer (“CEO”) of the Seidensticker Group, which is both a supplier of woven shirts to the Company and a significant stockholder of the Company (owning approximately 5% of the outstanding shares). Mr. Adler has been with Seidensticker since 1994 and served as the Chief Financial Officer from 1994 to 1996, when he was named its CEO. From 1989 to 1994, he served as the Director of Finance for Goldwell AG, then a subsidiary of Kao Corp. Japan, where he oversaw the finance-related functions of all international subsidiaries.

Directors of the Company, continued:

	Director	Term to
	Since	Expire

Class II Directors, continued

Stephen G. Carpenter, age 68	1999	2010

Mr. Carpenter was a commercial banker for 36 years and has been retired since 1998. He was with California United Bank and served as Chairman and Chief Executive Officer from 1994 to 1998 and President and Chief Executive Officer from 1992 to 1994. Prior to 1992, Mr. Carpenter served as Vice Chairman of Security Pacific Bank for three years, as Executive Vice President with Wells Fargo Bank for seven years, and as Senior Vice President of First National Bank of Boston for 17 years. He also served as a director of the Los Angeles Board of the Federal Reserve Bank of San Francisco. Currently, Mr. Carpenter serves as the non-employee Chairman of California United Bank, a new commercial bank formed in 2004 and opened in June 2005.

Michael S. Koeneke, age 61	2007	2010

Mr. Koeneke is a Managing Member of Knightspoint Partners LLC, an investment firm he co-founded in 2003. Since 2004, Mr. Koeneke has served as a member of the Board of Directors of CPI Corp., a consumer services company that operates the Sears Portrait Studios. Mr. Koeneke joined the Board of Sharper Image Corporation in 2006. Mr. Koeneke was the co-head and then the Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co. from 1993 to 2002. Prior to that, Mr. Koeneke was the Head of Global Mergers and Acquisitions at Credit Suisse First Boston.

Eric S. Salus, age 54	2007	2010

Mr. Salus has 30 plus years of experience in retail. He has held a variety of senior executive positions with three divisions of the Federated Department Stores from 1997 to 2005. Most recently, he served as the President of Macy’s Home Store from 2004 to 2005 and was responsible for five separate operating divisions across the country. From 2003 to 2004, he served as the President of Bon Macy’s, a company with 52 stores in five states. From 2000 to 2003, Mr. Salus served as the Executive Vice President of Macy’s Home Store and Cosmetics, and from 1997 to 2000 he served as the Executive Vice President of Macy’s Home Store. Prior to that Mr. Salus held a variety of merchandising and marketing management positions with Dick’s Sporting Goods and May Department Stores. Mr. Salus received a B.A. degree in Business from University of Missouri in 1975. Mr. Salus currently serves on the Board of Directors of Oneida Ltd. (a privately held dinnerware, flatware and giftware company) as well as the Board of Directors of The National Housewares Charity Foundation.

Directors of the Company, continued:

	Director	Term to
	Since	Expire

Class III Directors

David M. Meyer, age 39	2006	2008

Mr. Meyer is a Managing Member of Knightspoint Partners LLC, an investment firm he co-founded in 2003. Mr. Meyer was appointed to the Company’s Board of Directors on May 8, 2006. Since 2004, Mr. Meyer has served as Chairman of the Board of Directors of CPI Corp., a consumer services company that operates the Sears Portrait Studios, and served, from 2004 to 2005, as a member of the interim Office of the Chief Executive of CPI Corp. Mr. Meyer served on the Board of Directors of Sharper Image Corporation from July 2006 to August 2007 and formerly served as the Chairman of its Compensation Committee. From 1995 to 2002, Mr. Meyer served in various capacities at Credit Suisse First Boston, including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office. Mr. Meyer received a B.S. in Engineering/Operations Research from Princeton University in 1990 and an M.B.A. from Stanford University in 1995.

James G. O’Connor, age 65	2005	2008

In December 2004, Mr. O’Connor retired from his position as Ford Motor Company Group Vice President for North America Marketing, Sales and Service. Mr. O’Connor was responsible for overseeing Ford, Lincoln-Mercury and Ford Customer Service divisions, Dealer Development, Ford Performance Group, Global Marketing and export markets around the world. From 1998 to 2002, he was Ford Motor Company Vice President and President of Ford Division responsible for the marketing, sales and distribution of all Ford brand cars and trucks in the U.S.

John W. Richardson, age 62	2005	2008

Mr. Richardson was appointed the Executive Vice President and Chief Financial Officer of Qwest Communications International (“Qwest”), a global provider of a variety of telecommunications services, effective April 1, 2007. Mr. Richardson joined Qwest in April 2003 and served as the Senior Vice President and Controller until April 2004 when he was also designated the Chief Accounting Officer. From October 2002 to April 2003, Mr. Richardson was an independent consultant. In October 2002, Mr. Richardson retired from Goodyear Tire & Rubber Company (“Goodyear”), a worldwide manufacturer of tires, engineered products and chemicals, where he served as the Vice President of Finance of the North American Tire unit from 1999 to 2002. Mr. Richardson held general management and financial positions within the Goodyear operations in Great Britain and Ohio from 1967 to 1999. Mr. Richardson holds a Certified Public Accountant license from the state of Ohio (inactive) and received a B.B.A. degree from Ohio University in 1967.

Executive Officers of the Company
     Set forth below are the names and business backgrounds of the executive officers of the Company.
Allan H. Fletcher, age 64
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
Edward J. Fadel, age 52
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
Greg W. Slack, age 46
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

Paul A. Bourgeois, age 58
Senior Vice President of Sales
     Mr. Bourgeois was appointed Senior Vice President of Sales for all domestic sales channels on October 1, 2007. Mr. Bourgeois most recently served as Vice President of Sales and Marketing for the E. Magrath/Byron Nelson Golf Division of VF Imagewear from May 2005 to September 2007. He was responsible for developing all sales and marketing initiatives and working with merchandising and design on product development. Prior to this, he was Vice President of Sales for the Cutter & Buck Golf Division and responsible for developing budgets, selling initiatives, and all sales plans. Mr. Bourgeois spent nine years with Cutter & Buck from June 1995 to April 2004 and was promoted to Vice President of Sales in March 2002.
Former Officers as of January 31, 2008:
Peter M. Weil, age 56
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
Eric R. Hohl, age 46
Executive Vice President, Chief Financial Officer and Treasurer
     Mr. Hohl joined the Company in March 2007 as Executive Vice President, Chief Financial Officer and Treasurer and left his position with the Company effective October 24, 2007. Mr. Hohl joined the Company from ISE Corporation where he served as Chief Financial Officer since April 2005. ISE Corporation designs, engineers and assembles hybrid and hydrogen drive systems for heavy duty vehicles. From March 2004 to April 2005, Mr. Hohl served as the Chief Financial Officer and Chief Operating Officer at B.B. Dakota, Inc., a women’s apparel company. From September 2000 to February 2004, Mr. Hohl served as Chief Financial Officer for Ritz Interactive, Inc., an E-commerce company.
Gary I. (“Sims”) Schneiderman, age 46
President
     Mr. Schneiderman joined the Company in September 2001 and resigned from his position as President of the Company effective May 21, 2007. Mr. Schneiderman served as Vice President of Sales for Ashworth and Callaway Golf apparel Retail Sales from September 2001 until January 2004 when he was promoted to Senior Vice President of Sales and had the added responsibility for Callaway Golf apparel Green Grass Sales. In September 2005, Mr. Schneiderman was promoted to Executive Vice President of Sales, Marketing and Customer Service and in September 2006 he was promoted to President. Prior to joining the Company, Mr. Schneiderman was with Tommy Hilfiger USA where he served in a number of capacities including as National Sales Manager for men’s sportswear. Prior to 1990, he served as a Regional Sales Manager for Pincus Brothers Maxwell Tailored Clothing from 1985 to 1990.

Peter E. Holmberg, age 56
Executive Vice President — Green Grass Sales and Merchandising
     Mr. Holmberg joined the Company in July 1998 and resigned from his position as the Company’s Executive Vice President — Green Grass Sales and Merchandising effective May 21, 2007. Mr. Holmberg served as the Director of Corporate Sales from July 1998 until December 1999. He served as Vice President of Corporate Sales from December 1999 to August 2001 when he was promoted to Senior Vice President of Sales and had the added responsibility of Ashworth Green Grass Sales. Mr. Holmberg then served as the Senior Vice President of Merchandising and Design from May 2005 until September 2005 when he was promoted to Executive Vice President of Merchandising, Design and Production. He was appointed Executive Vice President — Green Grass Sales and Merchandising on October 25, 2006. Prior to joining the Company, Mr. Holmberg served as National Corporate Sales Manager for Cutter & Buck, Inc. from 1995 to 1998 and as Regional Manager and Buyer for Patrick James, Inc. from 1992 to 1995. Mr. Holmberg was the proprietor of The Country Gentleman, an upscale retail store in Bellevue, Washington, from 1975 to 1992.
Winston E. Hickman, age 65
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
     Based solely on its review of the copies of such reports received by the Company during or with respect to the fiscal year ended October 31, 2007 and/or written representations from such reporting persons, the Company believes that its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to such individuals, except that Mr. Bourgeois inadvertently filed a late Form 3, the initial statement of beneficial ownership and Mr. Hayes inadvertently filed a late Form 4 reporting one common stock purchase on January 16, 2007. Mr. Bourgeois has since filed his initial statement of beneficial ownership and Mr. Hayes has since reported the transaction.

Code of Ethics
     The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company’s website at www.ashworthinc.com under the heading “Investor Relations.” The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by posting such information on the Company’s website.
The Audit Committee
     The Audit Committee represents the Board of Directors in assessing the independence and objectivity of the Company’s independent registered public accounting firm, the integrity of management, the appropriateness of accounting policies and procedures and the adequacy of disclosures to stockholders. In this regard, the Audit Committee assists the Board of Directors by reviewing the financial information disclosure, the internal control over financial reporting established by management, and the internal and external audit process. It is the Audit Committee’s responsibility to select and retain the independent registered public accounting firm to audit the financial statements of the Company and its divisions and subsidiaries. The Audit Committee currently consists of Messrs. Hanson (Chairman), Carpenter, O’Connor and Richardson. The Audit Committee has been established in accordance with the Nasdaq Stock Market, Inc. (“NASDAQ”) and Securities and Exchange Commission (the “SEC”) rules and regulations, and all the members of the Audit Committee are independent as independence for audit committee members is defined under applicable NASDAQ listing standards and SEC rules and regulations. The Audit Committee and the Board of Directors has determined that each of Mr. John M. Hanson, Jr., the Audit Committee Chairman, and Mr. John W. Richardson qualifies as an “audit committee financial expert” within the meaning of SEC rules and regulations. The Audit Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Committee. During fiscal year 2007 the Audit Committee met in person four times and met telephonically four times. The Audit Committee Charter is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Relations.”
Compensation Discussion and Analysis
Overview
     During the last two fiscal years, the Company underwent significant management changes and reorganizations. As a result, the Compensation and Human Resources Committee is currently re-evaluating the Company’s executive compensation program. The Compensation and Human Resources Committee is considering designating a greater percentage of total compensation as at-risk performance-based compensation as an individual’s position and responsibility increase. Thus, executive officers with greater roles in, and responsibility for, achieving the Company’s performance goals should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the rewards if the goals are met or exceeded. The Compensation and Human Resources Committee is currently considering and in the process of developing an executive compensation program that provides for greater at-risk performance-based compensation.
     The goal of our executive compensation program is to attract, retain and motivate high quality individuals who are important to the long-term success of the Company and to align the interests of the Company’s executive officers with those of the Company’s stockholders in creating stockholder value. In order to motivate our executive officers and to achieve long-term stockholder value, our executive compensation program is designed to offer executive officers competitive compensation opportunities based on their personal performance, our corporate financial performance and their contribution to that corporate performance.
     Executive compensation currently consists of three primary components: base salary; annual cash bonus; and equity incentive compensation. Compensation packages are determined based on consideration of the Company’s strategic and financial goals, competitive forces, individual responsibilities and challenges and economic factors.
Role of the Compensation and Human Resources Committee
     The Compensation and Human Resources Committee assists the Board of Directors in discharging its responsibilities relating to the compensation of executive officers and outside directors and has the authority to administer the Company’s equity incentive plans. The Compensation and Human Resources Committee currently consists of Messrs. O’Connor (Chairman), Adler, Hayes, Koeneke, Meyer and Richardson, all of whom are independent directors as independence is defined under NASDAQ listing standards. The Compensation and Human Resources Committee has the authority to retain legal and other advisors of its choice, at the Company’s expense, which advisors report directly to the Compensation and Human Resources Committee. During fiscal year 2007, the Compensation and Human Resources Committee met in person four times, met telephonically once and took action four times by written consent in lieu of a meeting. The Compensation and Human Resources Committee Charter is accessible via the Company’s website at www.ashworthinc.com under the heading, “Investor Relations.”
     The Compensation and Human Resources Committee generally has responsibility for executive compensation matters, including developing the Company’s overall compensation strategy, overseeing the overall compensation structure, policies, programs and human resource development, assessing whether the Company’s compensation structure establishes appropriate incentives for management and employees, setting the base salaries of the executive officers, approving individual bonuses and bonus programs for executive officers and granting equity awards to executive officers and other key employees. The Compensation and Human Resources Committee and the Board of Directors delegated authority with respect to the compensation of non-executive employees whose annual base salary is less than $200,000 to the Chief Executive Officer. The Compensation and Human Resources Committee periodically reviews the Company’s compensation strategy to evaluate its effectiveness in attaining its goals, including the objectives discussed above.
Process for Determining Executive Compensation
     Consideration of Comparator Companies and Benchmarking: The Compensation and Human Resources Committee does not set a specific benchmark percentage for management compensation purposes. From time to time, the Compensation and Human Resources Committee utilizes the Company’s Human Resources department to collect and analyze compensation data from publicly available proxy statements for companies in the apparel business. The Compensation and Human Resources Committee reviews such data to gain a general sense of competitive conditions.
     Participation of Management: The Compensation and Human Resources Committee generally discusses compensation proposals for executive officers other than the Chief Executive Officer with our Chairman and our Chief Executive Officer. Other members of management are also sometimes asked to participate in discussions regarding compensation programs in general or to prepare proposals and gather data. Our Compensation and Human Resources Committee considers the recommendations of the Company’s Chief Executive Officer regarding salary and incentive levels for other executive officers, but makes the final decision on executive compensation.

Executive Compensation Components
     For the fiscal year ended October 31, 2007, the principal components of compensation for executive officers were:
•	cash compensation through fixed base salary;

•	the opportunity to receive a cash performance bonus;

•	long-term equity incentive compensation through the granting of stock options;

•	retirement benefits through our 401(k) plan; and

•	other employee benefits (including limited perquisites).
Base Salary
     The base salary for executive officers is reviewed annually or in connection with significant changes in responsibility and is adjusted based on each individual executive’s performance and potential taking into consideration the Company’s strategic and financial goals, competitive forces, individual responsibilities and challenges and economic factors. The Compensation and Human Resources Committee has limited base salary compensation increases in recent years in an effort to shift a greater portion of the executive’s compensation to at-risk performance-based compensation. There were no base salary increases awarded to executive officers in fiscal 2007due to the Company’s financial performance and management changes.
     The following table provides the base salaries of our current and certain former executive officers as provided in their respective employment or consulting agreements.

Base Salary
per Agreement

Executive Officer
Allan H. Fletcher(1)	$108,000
Edward J. Fadel	240,000
Greg W. Slack	225,000
Paul A. Bourgeois	200,000
Former Officers:
Peter M. Weil	400,000
Gary I. “Sims” Schneiderman	300,000
Eric R. Hohl	240,000
Winston E. Hickman	300,000
Peter E. Holmberg	225,000

(1)	Mr. Fletcher is serving as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and Fletcher Leisure Group, Ltd. (“FLG Ltd.”). Under the consulting agreement with FLG Ltd., the Company paid FLG Ltd. a one-time fee of $75,000 upon execution of the FLG Ltd. consulting agreement and will pay FLG Ltd. a consulting fee of $9,000 per month during the term of the FLG Ltd. consulting agreement. FLG Ltd. is also eligible to receive a cash incentive fee, the amount of which will be determined by the Company’s Compensation and Human Resource Committee based on achievement of objectives for the CEO by FLG Ltd. and the Company set out in the Company’s annual business plan. For the 2008 fiscal year, the target incentive fee will be $500,000, assuming achievement of all objectives.
Cash Incentive Compensation
     The Company’s bonus program rewards executive officers primarily based on the Company’s overall performance against budget as well as for the executive’s individual performance, as measured against standards established in consultation with each executive, the executive’s contributions to the development and retention of employees and the executive’s division’s performance. Ashworth has undergone significant changes in management during fiscal year 2007 and as a result of the Company’s overall performance in fiscal year 2007, the Compensation and Human Resources Committee did not award any cash bonuses to executive officers.
     The following table provides the cash incentive opportunity of our current and certain former executive officers as provided in their respective employment or consulting agreements.

Cash Incentive Opportunity
per Agreement

Executive Officer
Allan H. Fletcher(1)	$500,000
Edward J. Fadel	Up to a target of 40% of base salary
Greg W. Slack	Up to a target of 50% of base salary
Paul A. Bourgeois	Up to a target of 30% of base salary
Former Officers:
Peter M. Weil	Up to a target of 50% of base salary
Gary I. “Sims” Schneiderman	Up to a target of 82.5% of base salary
Eric R. Hohl	Up to a target of 40% of base salary
Winston E. Hickman	Up to a target of 50% of base salary
Peter E. Holmberg	Up to a target of 40% of base salary

(1)	Mr. Fletcher is serving as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and FLG Ltd. FLG Ltd. is eligible to receive a cash incentive fee, the amount of which will be determined by the Company’s Compensation and Human Resource Committee based on achievement of objectives for the CEO by FLG Ltd. and the Company set out in the Company’s annual business plan. For the 2008 fiscal year, the target incentive fee will be $500,000, assuming achievement of all objectives.
Long-Term Stock-Based Incentive Compensation
     Total compensation for executive officers also includes long-term incentives offered in the form of stock options that vest over time, which are generally provided through initial stock option grants at the date of hire and periodic additional grants. The Compensation and Human Resources Committee believes that stock options with vesting schedules are an appropriate form of long-term incentive compensation because value is realized only if the Company’s stock price improves and the executives remain employed by the Company. The Company believes that this form of compensation aligns the interests of executive officers with those of the stockholders and provides a focus on the long-term performance of the Company.
     The Company did not make an additional annual grant of stock options to employees and executive officers during the fiscal year 2007 because the Company was undergoing significant changes in management. However, stock options were granted pursuant to the Company’s Amended and Restated 2000 Equity Incentive Plan during fiscal year 2007 for new hires, including grants to Peter M. Weil on his appointment as the Company’s Chief Executive Officer, Eric R. Hohl on his appointment as the Company’s Executive Vice President and Chief Financial Officer and Edward J. Fadel on his appointment as the Company’s President. A stock option was also granted pursuant to the Company’s 2007 Nonstatutory Stock Option Plan to Allan H. Fletcher on his appointment as the Company’s Chief Executive Officer. The stock option granted to Mr. Fletcher was subsequently terminated on January 11, 2008. Mr. Fletcher is serving as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and FLG Ltd. Under the consulting agreement, the Company also granted FLG Ltd. options to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.48 per share with half of the options vesting on October 24, 2008 and the remaining half vesting on October 24, 2009. See “Agreements with Current Executive Officers.”
     The Compensation and Human Resources Committee considers available market data regarding average stock option overhang percentages as well as individual responsibilities and duties when granting stock options to executive officers. It is the Company’s intention to ensure that the number of shares subject to equity awards granted during any year (as a percentage of the Company’s common stock outstanding) will not result in excessive dilution and will generally be in line with market conditions. The Company fixes the exercise price of the options at the common stock’s fair market value (the closing stock price) or higher on the date of the grant. The Company has “open” and “closed” trading windows during the fiscal year and the Compensation and Human Resources Committee generally grants stock options to directors and employees during such open trading windows. The Compensation and Human Resources Committee also grants stock options to employees pursuant to employment agreements and the grant date is generally the date of hire. The stock options generally expire ten years from date of grant and generally vest equally over two to three years for employees or quarterly over one year in the case of non-employee director stock options.
Company-Wide Benefits
     Benefits such as profit sharing (the “401(k) Plan”) and medical, dental, vision and Exec-U-Care insurance coverage are provided to executives under plans and policies that, except as noted below, apply generally to employees of the Company. Management reviews the performance and cost of these plans on an annual basis and makes changes as necessary. The Exec-U-Care program is designed to reimburse the covered employee for medical, dental and vision expenses that are in excess of coverage provided by the underlying health plans. The Company provides Exec-U-Care coverage for its employees at the vice president level and above. The annual maximum Exec-U-Care benefit for each executive officer at the executive vice president level and above is $100,000. The annual maximum Exec-U-Care benefit for each other employee covered by this program is $50,000. For the 401(k) Plan, the Board of Directors appoints a plan committee made up of members of management. That committee is responsible for the administration of the 401(k) Plan and presents any proposals for plan changes to the Board of Directors for their approval.
Employment Agreements
     Executive officers are generally hired under employment agreements that establish base salary compensation and eligibility for annual performance-based awards, long-term equity awards, severance and other benefits. The agreements are used to document the employment terms, promote retention and provide for various covenants that protect the Company. The agreements are prepared based on a standard template and the Compensation Committee reviews and approves executive employment agreements before they are executed.
Indemnification Agreements
     On December 12, 2006, the Company’s Board of Directors approved a new form of indemnity agreement for its directors, executive officers, and other employees designated by the Board. The Board of Directors also authorized the Company to enter into the approved form of indemnification agreements with each of its non-employee directors and each of the executive officers. The form of indemnity agreement is expected to be used with future members of the Board of Directors and executive officers of the Company.

Termination Agreements
     Upon termination of the employment of a key executive, the Company and the executive generally enter into a separation, severance or release agreement (each, a “Termination Agreement”) to clarify the terms of the separation. Messrs. Weil, Hohl, Schneiderman, Holmberg and Hickman have each executed such a Termination Agreement in connection with their respective separations from the Company. The terms of such Termination Agreements were based on provisions of each of their original employment agreements. See the discussion following the “Summary Compensation Table” and the “Grants of Plan-Based Awards For Fiscal Year 2007” for further information.
Stock Ownership Guidelines
     The Company has adopted Stock Ownership Guidelines (the “Guidelines”) for the Company’s non-employee directors, the Chief Executive Officer and President (“CEO”), the Chief Financial Officer (“CFO”), the Executive Vice President (“EVP”) and the Senior Vice President (“SVP”) levels of executive management.
     The Guidelines are as follows:
•	each non-employee director — three (3) times the annual retainer;

•	the CEO — two (2) times the annual base salary;

•	each EVP and the CFO — one and a half (1.5) times the annual base salary; and

•	each SVP — one (1) times the annual base salary.
     The persons in positions covered by the Guidelines must retain stock acquired on option exercises equaling a value of at least 50% of their net after-tax profits on each exercise of options granted on or after March 24, 2004 until the individual ownership goal is achieved.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation and Human Resources Committee, Messrs. O’Connor, Adler, Hayes, Koeneke, Meyer and Richardson, are not current or former officers or employees of the Company. There are no Compensation and Human Resources Committee interlocks between the Company and other entities involving Ashworth’s executive officers and directors.
Compensation Committee Report
     The Compensation and Human Resources Committee has reviewed and discussed the “Compensation Discussion and Analysis” set forth above with the management of the Company, and based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 and in the proxy statement for the 2008 annual stockholders meeting.
James G. O’Connor, Chairman
Detlef H. Adler
James B. Hayes
Michael S. Koeneke
David M. Meyer
John W. Richardson

Item 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
     The following information sets forth the total compensation for the Company’s named executive officers for fiscal year ended October 31, 2007.

						All Other
						Compensation
						(including
						perquisites and
					Option	other personal
Name and	Fiscal	Salary	Bonus		Awards	benefits)		Total
Principal Position	Year	($)	($)		($)(1)	($)		($)
Allan H. Fletcher (2)
Chief Executive Officer	2007	—	—		3,393	—		3,393
Edward J. Fadel(3)
President	2007	107,077	—		43,640	12,440	(4)	163,157
Greg W. Slack(5)
Chief Financial Officer and
Principal Accounting Officer	2007	151,619	44,250	(6)	—	1,040	(7)	196,909
Paul A. Bourgeois(8)
Senior Vice President — Sales	2007	17,692	—		—	2,462	(9)	20,154
Former Officers:
Peter M. Weil(10)
Former Chief Executive
Officer	2007	421,850	—		296,336	494,318	(11)	1,212,504
Gary I. Schneiderman(12)
Former President	2007	188,077	40,000	(13)	36,247	257,508	(14)	521,832
Eric R. Hohl (15)
Former Executive Vice
President, Chief Financial
Officer and Treasurer	2007	154,479	—		121,820	103,154	(16)	379,453
Winston E. Hickman(17)
Former Executive Vice
President, Chief Financial
Officer and Treasurer	2007	15,000	—		60,095	—		75,095
Peter E. Holmberg(18)
Executive Vice President —
Green Grass Sales and
Merchandising	2007	141,923	—		—	127,067	(19)	268,990

(1)	This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted during fiscal 2007 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note (1) “Stock-Based Compensation” to the Company’s Audited Consolidated Financial Statements set forth in the Company’s Form 10-K for the fiscal year ended October 31, 2007.

(2)	Mr. Fletcher was appointed Chief Executive Officer effective October 24, 2007. Mr. Fletcher is serving as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and Fletcher Leisure Group, Ltd.

(“FLG Ltd.”). Under the consulting agreement with FLG Ltd., the Company paid FLG Ltd. a one-time fee of $75,000 upon execution of the FLG Ltd. consulting agreement and will pay FLG Ltd. a consulting fee of $9,000 per month during the term of the FLG Ltd. consulting agreement. FLG Ltd. is also eligible to receive a cash incentive fee, the amount of which will be determined by the Company’s Compensation and Human Resource Committee based on achievement of objectives for the CEO by FLG Ltd. and the Company set out in the Company’s annual business plan. For the 2008 fiscal year, the target incentive fee will be $500,000, assuming achievement of all objectives. The Company also granted FLG Ltd. options to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.48 per share with half of the options vesting on October 24, 2008 and the remaining half vesting on October 24, 2009. See “Agreements with Current Executive Officers.”

(3)	Mr. Fadel was appointed President effective May 23, 2007.

(4)	Includes $6,955 for housing allowance, $5,077 for auto allowance and $408 for clothing allowance.

(5)	Mr. Slack served as Vice President of Finance, Corporate Controller and Principal Accounting Officer until his resignation on July 29, 2007. Mr. Slack re-joined the Company as Chief Financial Officer and Principal Accounting Officer on October 24, 2007.

(6)	Mr. Slack was paid a retention bonus of $44,250 in July 2007 pursuant to an employment agreement.

(7)	Clothing allowance.

(8)	Mr. Bourgeois joined the Company on October 1, 2007.

(9)	Includes $2,000 for housing allowance and $462 for auto allowance.

(10)	Mr. Weil’s services as a Director and the Company’s Chief Executive Officer terminated on October 24, 2007.

(11)	Includes $400,000 for severance ($100,000 paid in January 2008 with the balance to be paid in 19 semi-monthly installments), $78,741 for housing allowance (including a tax gross-up of $28,816) and $15,577 for auto allowance.

(12)	Mr. Schneiderman’s employment with the Company terminated on May 21, 2007.

(13)	Mr. Schneiderman was paid a retention bonus of $40,000 in January 2007 pursuant to an employment agreement.

(14)	Includes $230,769 for severance ($94,615 of which was paid after fiscal year-end), $16,154 for auto allowance ($9,231 of which is severance related), $408 for clothing allowance and $10,177 for club dues ($5,815 of which is severance related).

(15)	Mr. Hohl was appointed Executive Vice President, Chief Financial Officer and Treasurer on March 19, 2007. Mr. Hohl’s employment with the Company terminated on October 24, 2007.

(16)	Includes $96,000 for severance, paid in November 2007 pursuant to an employment agreement and $7,154 for auto allowance.

(17)	Mr. Hickman’s employment with the Company terminated on November 17, 2006.

(18)	Mr. Holmberg’s employment with the Company terminated on May 21, 2007.

(19)	Includes $112,500 for severance, $12,923 for auto allowance ($6,000 of which is severance related) and $822 for clothing allowance.

Grants of Plan-Based Awards for Fiscal Year 2007
     There were no grants of non-equity incentive plan-based awards for fiscal year 2007. The following table provides information with regard to all option awards granted to each named executive officer during fiscal year 2007.

All Other Option
		Awards:	Exercise or Base	Full Grant Date Fair
		Number of Securities	Price of Option	Value of Stock and
		Underlying Options	Awards	Option Awards
Name	Grant Date	(#)	($)	($)
Allan H. Fletcher (1)	10/24/07	100,000	5.48	207,390
Edward J. Fadel(2)	5/23/07	40,000	8.40	130,832
Greg W. Slack	—	—	—	—
Paul A. Bourgeois	—	—	—	—
Former Officers:
Peter M. Weil(3)	11/1/06	100,000	7.10	284,790
Gary I. Schneiderman	—		—	—
Eric R. Hohl(4)	3/19/07	40,000	7.60	121,820
Winston E. Hickman	—	—	—	—
Peter E. Holmberg	—	—	—	—

(1)	On October 24, 2007, Mr. Fletcher was granted an option for 100,000 shares, pursuant to the Company’s 2007 Nonstatutory Stock Option Plan as part of his compensation as the Company’s Chief Executive Officer. Subsequent to the fiscal year-end, this option grant was terminated pursuant to the termination of Mr. Fletcher’s employment agreement. Mr. Fletcher is serving as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and FLG Ltd. Under the consulting agreement with FLG Ltd., the Company granted FLG Ltd. options to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.48 per share with half of the options vesting on October 24, 2008 and the remaining half vesting on October 24, 2009. See “Agreements with Current Executive Officers.”

(2)	On May 23, 2007, Mr. Fadel was granted an option for 40,000 shares as part of his compensation as the Company’s President. Half of the options vest on May 23, 2008 and the remaining half vest on May 23, 2009.

(3)	On November 1, 2006, Mr. Weil was granted an option for 100,000 shares as part of his compensation as the Company’s Chief Executive Officer. On October 24, 2007, the Company entered into a separation and release agreement with Mr. Weil which provided for the acceleration of Mr. Weil’s unvested stock options and an extension of the exercise period of such options until one year following Mr. Weil’s separation.

(4)	On March 19, 2007, Mr. Hohl was granted an option for 40,000 shares as part of his compensation as the Company’s Executive Vice President and Chief Financial Officer. Effective October 24, 2007, Eric R. Hohl left his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company. Pursuant to the terms of his employment agreement, the vesting for the 40,000 stock options was accelerated and will be exercisable for 90 days after his departure for incentive stock options and 180 days after his departure for non-qualified options.

Outstanding Equity Awards At Fiscal 2007 Year-End
     The following table provides information on option awards held by each executive officer as of October 31, 2007.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Allan H. Fletcher(1)	—	100,000	5.48	10/24/17
Edward J. Fadel(2)	—	40,000	8.40	5/23/17
Greg W. Slack	—	—	—	—
Paul A. Bourgeois	—	—	—	—
Former Officers:
Peter M. Weil	2,308	—	9.21	10/24/08
Peter M. Weil	12,900	—	6.55	10/24/08
Peter M. Weil	100,000	—	7.10	10/24/08
Gary I. Schneiderman	519	—	10.75	11/21/07
Gary I. Schneiderman	4,774	—	7.03	11/21/07
Gary I. Schneiderman	4,733	—	6.55	11/21/07
Eric R. Hohl	13,686	—	7.60	4/24/08
Eric R. Hohl	26,314	—	7.60	1/24/08
Winston E. Hickman	—	—	—	—
Peter E. Holmberg	—	—	—	—

(1)	On October 24, 2007, Mr. Fletcher was granted an option for 100,000 shares as part of his compensation as the Company’s Chief Executive Officer. Subsequent to fiscal year-end this option grant was terminated pursuant to the termination of Mr. Fletcher’s employment agreement. Mr. Fletcher is serving as the Company’s Chief Executive Officer pursuant to a consulting agreement between the Company and FLG Ltd. Under the consulting agreement with FLG Ltd., the Company granted FLG Ltd. options to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.48 per share with half of the options vesting on October 24, 2008 and the remaining half vesting on October 24, 2009. See “Agreements with Current Executive Officers.”

(2)	On May 24, 2007, Mr. Fadel was granted an option for 40,000 shares as part of his compensation as the Company’s President. Half of the options vest on May 23, 2008 and the remaining half vest on May 23, 2009.

Option Exercises and Stock Vested in Fiscal Year 2007
     The following table provides information about options exercised by named executive officers during the year ended October 31, 2007.

Option Awards
Number of
	Shares Acquired	Value Realized
	Upon Exercise	Upon Exercise
Name	(#)	($)
Allan H. Fletcher	—	—
Edward J. Fadel	—	—
Greg W. Slack	—	—
Paul A. Bourgeois	—	—
Former Officers:
Peter M. Weil(1)	—	—
Gary I. Schneiderman(2)	8,381	3,338
Eric R. Hohl(1)	—	—
Winston E. Hickman (3)	—	—
Peter E. Holmberg(2)	40,755	48,970

(1)	Each of Mr. Weil’s and Mr. Hohl’s employment with the Company ended on October 24, 2007.

(2)	Each of Mr. Schneiderman’s and Mr. Holmberg’s employment with the Company ended on May 21, 2007.

(3)	Mr. Hickman’s employment with the Company ended on November 17, 2006.
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
Agreements With Current Executive Officers
     The employment agreement between the Company and Mr. Fletcher, dated October 24, 2007, and the stock options granted to Mr. Fletcher under the 2007 Nonstatutory Stock Option Plan on October 24, 2007 have been terminated.
     Effective January 11, 2008, the Company entered into a consulting agreement with Fletcher Leisure Group, Ltd., a New York corporation, under which FLG Ltd. provides the services of a management consultant to act as the Company’s Chief Executive Officer (the “FLG Ltd. Consulting Agreement”). The initial management consultant designated by FLG Ltd. is Mr. Fletcher, and FLG Ltd. may not designate any other management consultant without the Company’s written permission. The Company paid FLG Ltd. a one-time fee of $75,000 upon execution of the FLG Ltd. Consulting

Agreement and will pay FLG Ltd. a consulting fee of $9,000 per month during the term of the FLG Ltd. Consulting Agreement. FLG Ltd. is also eligible to receive a cash incentive fee, the amount of which will be determined by the Company’s Compensation and Human Resource Committee based on achievement of objectives for FLG Ltd. and the Company set out in the Company’s annual business plan. For the 2008 fiscal year, the target incentive fee will be $500,000, assuming achievement of all objectives. If the Company terminates the FLG Ltd. Consulting Agreement without cause during a fiscal year, the Company will pay FLG Ltd. a pro rata portion of the incentive fee determined by the Compensation and Human Resources Committee to have been earned for such fiscal year. In addition, the Company granted FLG Ltd. 100,000 options to purchase shares of the Company’s common stock at an exercise price of $5.48 per share. Half of the options vest on October 24, 2008, and the remaining options vest on October 24, 2009. The options will vest immediately upon termination of the FLG Ltd. Consulting Agreement without cause or a change of control of the Company and will terminate upon the earlier of one year after the termination of the FLG Ltd. Consulting Agreement and ten years after the date of grant.
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

     In connection with Mr. Slack’s appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Slack (the “Slack Employment Agreement”) on October 24, 2007. The Slack Employment Agreement provides for compensation consisting of, among other things, an annual base salary of $225,000; eligibility for up to a target bonus of 50% of base salary at the discretion of the Company’s Board of Directors; a clothing allowance in accordance with Company policy; and an automobile allowance of $750 per month.
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
     On September 20, 2007, the Company entered into an employment agreement with Paul Bourgeois (the “Bourgeois Employment Agreement”) appointing him as the Senior Vice President, Sales, effective October 1, 2007. The Bourgeois Employment Agreement provides for compensation of $7,692 paid bi-weekly; a performance bonus opportunity of 30% of annual base salary under certain circumstances; an automobile expense allowance of $500 each month; a clothing allowance in accordance with Company policy; and a residential allowance of $2,000 each month for a period of six months, which is reimbursable to the Company if Mr. Bourgeois resigns within the first two years of employment.
Agreements With Former Executive Officers
     On November 27, 2006, the Company entered into an employment agreement effective as of October 30, 2006 with Peter M. Weil (the “Weil Employment Agreement”) appointing him as the Company’s Chief Executive Officer. The Weil Employment Agreement provided for compensation consisting of, among other things: an annual base salary of $400,000; a performance bonus opportunity of 50% of annual base salary under certain circumstances; a grant of options to purchase 100,000 shares of the Company’s common stock, with 50% of the options vesting on each of the first two anniversaries of the grant date; eligibility to participate in the Company’s 401(k) plan; coverage under the Company’s medical, dental and life insurance benefits programs; a clothing allowance in accordance with Company policy; an automobile allowance of $1,250 per month; and an allowance for reasonable residential expenses, in lieu of moving expenses, until such time as the Compensation and Human Resources Committee or the Board takes further action, which included housing and all reasonable expenses (to be grossed up for taxes, if applicable). If Mr. Weil were terminated without Cause (as defined in the Weil Employment Agreement), then Mr. Weil would receive (1) severance compensation in an amount equal to 12 months of his then current annual base salary and (2) accelerated vesting of all stock options granted under the Weil Employment Agreement. Mr. Weil’s option vesting would also be accelerated as a result of a change of control. In the event that Mr. Weil became disabled (as defined in the Weil Employment Agreement) during the term of this Agreement for a continuous period up to 90 days, or upon termination of his employment as a result of his death, the Company was obligated to pay a pro rata share of the annual bonus in the year in which Mr. Weil was disabled or died.
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
     On May 25, 2007, the Company entered into a severance and release agreement with Mr. Schneiderman (the “Sims Severance Agreement”) which provided for a modification of prior employment agreements and arrangements with Mr. Sims. Under the Sims Severance Agreement, Mr. Schneiderman is entitled to the continuation of bi-weekly payments of his base salary, automobile allowance and club dues for nine (9) months, the continuation of his employee insurance benefits for twelve (12) months and a waiver of the requirement for Mr. Schneiderman to reimburse the Company for the cost of the club membership of $45,000. Mr. Sims agreed to provide a customary release of all claims against the Company. Mr. Schneiderman is also entitled to acceleration of 20,000 outstanding stock options that were not yet vested, which are deemed vested as of May 21, 2007.
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
Change in Control Agreements
     Additionally, the Company had entered into change in control agreements with the following former executives: Winston E. Hickman, Peter E. Holmberg and Gary I. “Sims” Schneiderman. The change in control agreements with Messrs Hickman, Holmberg and Schneiderman terminated due to their resignations from the Company. The Company had also entered into a change in control agreement with Greg W. Slack during his prior employment with the Company as the Vice President of Finance, Corporate Controller and Principal Accounting Officer. Mr. Slack’s change in control agreement terminated due to his resignations from the Company on July 29, 2007. The Company did not enter into a new change in control agreement with Mr. Slack on his appointment as Chief Financial Officer on October 24, 2007. Upon a qualifying termination in connection with a change in control, as defined in each agreement, the executive would be entitled to severance payments (generally equal to the executive’s highest base salary with the Company in the prior three years, except that Mr. Slack, if his agreement were still in effect, would receive an amount that is equal to nine months of his highest base salary for the prior three years and Mr. Hickman, if his agreement were still in effect, would receive an amount equal to one and a half times his highest base salary for the prior three years), grossed up for applicable excise taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. In addition, Mr. Hickman’s change in control agreement, if it was still in effect, provides for the immediate vesting of all unexercised stock options and the continuation of insurance benefits for up to 18 months. Effective as of February 28, 2006, the employment and change in control agreements for each of the then-current executive officers were amended to comply with Section 409A of the Internal Revenue Code, as amended.
Potential Payments Upon Termination or a Change in Control
     The table below reflects the amount of compensation to each of the named executive officers of the Company in the event of a termination of such executive officer’s employment. The amount of compensation payable to each named executive officer upon involuntary not-for-cause termination, voluntary, good reason termination or following a change of control is shown below. The amounts shown assume that such termination was effective as of October 31, 2007 and use the closing price of our common stock as of October 31, 2007 ($5.56), and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such executive officer’s separation from the Company. See “Executive Employment Agreements, Termination of Employment and Change-in-Control Agreements” above for the material terms of the relevant agreements.

Involuntary,
		Not-For-Cause	Change in
		or Voluntary,	Control
		Good Reason	(Qualifying
		Termination	Termination)
Name and Principal Position	Potential Executive Benefits and Payments	Total ($)	Total ($)
Allan H. Fletcher	Cash Severance	—	—
Chief Executive Officer	Bonus	—	—
	Stock option award — unvested and accelerated(1)	8,000	8,000
	Total	8,000	8,000

Edward J. Fadel	Cash Severance(2)	96,000	—
President	Bonus	—	—
	Stock option award — unvested and accelerated(1)	—	—
	Total	96,000	—
		—	—
Greg W. Slack	Cash Severance(3)	112,500	—
Chief Financial Officer and	Bonus	—	—
Principal Accounting Officer	Stock option award — unvested and accelerated(1)	—	—
	Total	112,500	—
		—	—
Paul A. Bourgeois(4)	Cash Severance	—	—
Senior Vice President — Sales	Bonus	—	—
	Stock option award — unvested and accelerated(1)	—	—
	Total	—	—

(1)	The potential value realized by the executive officer (on a pre-tax basis) is calculated by multiplying the total number of stock options subject to acceleration times the difference between the closing price of the Company’s stock on October 31, 2007 and the exercise price, provided that the exercise price is lower. The exercise price for Mr. Fadel’s stock options was $8.40. Messrs. Bourgeois and Slack did not receive any stock options.

(2)	Mr. Fadel would be entitled to a cash severance (on a pre-tax basis) equal to 40% of his then annual base salary based on achieving more than six months but not more than one year of service.

(3)	Mr. Slack would be entitled to a cash severance (on a pre-tax basis) equal to 50% of his then annual base salary based on achieving less than one year of service.

(4)	Mr. Bourgeois’ employment agreement does not contain severance or change in control provisions.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of January 31, 2008 (unless otherwise noted) by: (i) each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, (iii) the Company’s named executive officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, each person listed below has sole voting power and sole investment power with respect to shares shown as owned by him, her or it. Information as to beneficial ownership is based upon statements furnished to the Company or filed with the Securities and Exchange Commission by such persons.

						Percent
	Shares		Options (2)	Total		Owned (3)
Name and Address (1)	(#)		(#)	(#)		(%)

Detlef H. Adler	10,000		18,333	28,333		*
Paul A. Bourgeois	—		—	—		*
Stephen G. Carpenter	17,500	(4)	90,000	107,500		*
Edward J. Fadel	10,000		—	10,000		*
Allan H. Fletcher	200		—	200		*
John M. Hanson, Jr.	97,200	(5)	85,000	182,200		1.2
James B. Hayes	15,500		70,833	86,333		*
Winston E. Hickman	—		—	—		—
Eric R. Hohl(6)	1,000		40,000	41,000		*
Peter E. Holmberg(6)	15,000		—	15,000		*
Michael S. Koeneke	18,400		2,563	20,963	(7)	*
David M. Meyer	34,200		68,141	102,341	(8)	*
James G. O’Connor	27,500	(9)	45,833	73,333		*
John M. Richardson	2,000		18,875	20,875		*
Gary I. Schneiderman	—		10,026	10,026		*
Greg W. Slack(10)	2,400		—	2,400		*
Eric S. Salus	10,000		10,417	20,417		*
Peter M. Weil	10,000		115,208	125,208		*
All executive officers and directors as a group (14 persons)	270,900		575,229	846,129		5.5
Knightspoint Partners II, L.P.	2,467,453	(11)	70,704	2,538,157		17.2
787 Seventh Avenue, 9th Floor, New York, NY 10019
Heartland Advisors, Inc.	1,699,370	(12)	—	1,699,390		11.5
789 North Water Street Milwaukee, WI 53202
Diker Management LLC	1,677,919	(13)	—	1,667,919		11.3
745 Fifth Avenue Suite 1409 New York, NY 10151
Dimensional Fund Advisors LP	1,222,938	(14)	—	1,222,938		8.4
1299 Ocean Avenue Santa Monica, CA 90401

					Percent
Name and Address (1)	Shares		Options (2)	Total	Owned (3)
	(#)		(#)	(#)	(%)

JPMorgan Chase & Co.	965,250	(15)	—	965,280	6.6
270 Park Avenue New York, NY 10017
Disciplined Growth Investors, Inc.	848,897	(16)	—	848,897	5.8
100 South Fifth St. Suite 2100 Minneapolis, MN 55402
Seidensticker (Overseas) Limited	713,980	(17)	—	713,980	4.9
Room 728, Ocean Center 5 Canton Road Tsimshatsui Kowloon, Hong Kong

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each stockholder is the same as the address of the Company.

(2)	Represents shares of common stock that may be acquired pursuant to currently exercisable stock options or stock options exercisable within 60 days of January 31, 2008.

(3)	Applicable percentage of ownership is based upon 14,713,511 shares of common stock outstanding as of January 31, 2008, together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after January 31, 2008 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage ownership of any other person.

(4)	The shares are owned by the Stephen G./Jannell S. Carpenter Trust. Stephen G. Carpenter and Jannell S. Carpenter have shared voting and investment powers.

(5)	77,500 of these shares are owned by 7296 LTD, a family partnership. Mr. John M. Hanson, Jr. is the General Partner of 7296 LTD and has sole voting and investment powers. Mr. Hanson has direct ownership of the remaining 19,700 shares with sole voting and investment powers.

(6)	Each of Messrs. Hohl and Holmberg are no longer employed by the Company and the Company was unable to obtain updated information;, therefore, the information presented here is as of each executive’s termination date. Such termination dates are October 24, 2007 and May 21, 2007, respectively.

(7)	Includes 200 shares of common stock beneficially owned by Knightspoint Partners II, L.P. The General Partner of Knightspoint Partners II, L.P. is Knightspoint Capital Management II LLC. The sole Member of Knightspoint Capital Management II LLC is Knightspoint Partners LLC. Mr. Koeneke is a managing member of Knightspoint Partners LLC, and thus is deemed to beneficially own shares owned by Knightspoint Partners II, L.P. The 20,763 shares beneficially owned by Mr. Koeneke are also included in the 2,538,157 shares beneficially owned by the Knightspoint Group. (See footnote 11 below.)

(8)	Includes 200 shares of common stock beneficially owned by Knightspoint Partners II, L.P. The General Partner of Knightspoint Partners II, L.P. is Knightspoint Capital Management II LLC. The sole Member of Knightspoint Capital Management II LLC is Knightspoint Partners LLC. Mr. Meyer is a managing member of Knightspoint Partners LLC, and thus is deemed to beneficially own shares owned by Knightspoint Partners II, L.P. The 102,141 shares beneficially owned by Mr. Meyer are also included in the 2,538,157 shares beneficially owned by the Knightspoint Group. (See footnote 11 below.)

(9)	The shares are owned by the James G. O’Connor Revocable Trust. Mr. O’Connor has sole voting and investment powers.

(10)	Mr. Slack was appointed the Chief Financial Officer and Principal Accounting Officer on October 24, 2007.

(11)	This information is based upon a Form 4 filed with the Securities and Exchange Commission on October 12, 2007. This Form 4 was filed jointly by Starboard Value and Opportunity Master Fund Ltd. (Starboard), RCG Starboard Advisors, LLC (“RCG Starboard Advisors”), Parche, LLC (“Parche”), Ramius Capital Group, LLC (“Ramius”), C4S & Co., LLC (“C4S”), Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark and Thomas W. Strauss (collectively, the “Ramius Group”). This information is also based on a Form 4 filed with the Securities and Exchange Commission on October 3, 2007. This Form 4 was filed jointly by Knightspoint Partners II, L.P., Knightspoint Capital Management II LLC, Knightspoint Partners, LLC, Michael Koeneke and David Meyer (collectively, the “Knightspoint Group”). The Ramius Group and the Knightspoint Group are collectively the “Reporting Persons.” As of October 12, 2007, the Reporting Persons owned an aggregate of 2,538,157 shares. Each Reporting Person disclaims beneficial ownership of these securities except to the extent of its pecuniary interest, and this report shall not be deemed to be an admission that any Reporting Person is the beneficial owner of these securities for purposes of Section 16 of the Securities Exchange Act of 1934 or for any other purpose.

(12)	This information is based upon a Schedule 13G/A filed by Heartland Advisors, Inc. and William J. Nasgovitz with the Securities and Exchange Commission on February 8, 2008. Mr. Nasgovitz is the President and principal shareholder of Heartland Advisors, Inc. Heartland Advisors, Inc. and Mr. Nasgovitz have shared dispositive power for 1,699,390 shares and shared voting power for 1,617,001 shares. Heartland Advisors, Inc. and Mr. Nasgovitz each specifically disclaim beneficial ownership of any of the shares reported in such Schedule 13G/A.

(13)	This information is based upon a Schedule 13G filed by Diker Management, LLC, Diker GP, LLC, Charles M. Diker and Mark N. Diker, as a group, with the Securities and Exchange Commission on November 27, 2007, a Form 3 and a Form 4 each filed with the Securities and Exchange Commission on November 27, 2007 by Diker Management, LLC and a Form 4 filed with the Securities and Exchange Commission on November 29, 2007 by Diker Management, LLC. As of November 28, 2007, Diker Management, LLC, Diker GP, LLC, Charles M. Diker and Mark N. Diker had the shared voting and investment power of the 1,667,919 shares reported as beneficially owned, and, as affiliates of a registered investment advisor under the Investment Advisors Act of 1940, disclaim beneficial ownership of these shares.

(14)	This information is based upon a Schedule 13G/A filed by Dimensional Fund Advisors LP with the Securities and Exchange Commission on February 6, 2008. As of December 31, 2007, Dimensional Fund Advisors LP has sole voting and investment power of the 1,222,938 shares that it beneficially owns, and, as a company registered under the Investment Advisors Act of 1940, disclaims beneficial ownership of these shares.

(15)	This information is based upon a Schedule 13G filed by JPMorgan Chase & Co. and its wholly owned subsidiary, J.P. Morgan Investment Management Inc., with the Securities and Exchange Commission on February 1, 2008. As of December 31, 2007, JPMorgan Chase & Co. had the sole voting and investment power of the 965,280 shares reported as beneficially owned.

(16)	This information is based upon a Schedule 13G/A filed by Disciplined Growth Investors, Inc. with the Securities and Exchange Commission on February 7, 2008. As of December 31, 2007, Disciplined Growth Investors, Inc. had the sole voting and investment power of the 848,897 shares reported as beneficially owned.

(17)	This information is based upon a Schedule 13G filed by Seidensticker (Overseas) Limited with the Securities and Exchange Commission on February 21, 2001 and additional information provided to the Company by Seidensticker (Overseas) Limited. Seidensticker (Overseas) Limited has sole voting and investment power for all shares.

Compensation of Directors in Fiscal 2007

			All Other
			Compensation
			(including
			perquisites and
	Fees Earned or Paid		other personal
	in Cash	Option Awards	benefits)	Total
Name	($)	($)(1)	($)	($)
Detlef H. Adler	39,500	29,442	—	68,942
Stephen G. Carpenter	46,000	44,158	—	90,158
John M. Hanson, Jr.	52,000	44,158	—	96,158
James B. Hayes	110,418	75,229	—	185,647
Michael S. Koeneke	4,162	5,443	—	9,605
David M. Meyer	43,833	99,846	—	143,679
James B. O’Connor	47,500	44,158	—	91,658
John W. Richardson	41,500	29,438	—	70,938
Eric S. Salus(2)	20,750	34,764	87,000	142,514

(1)	This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted during fiscal 2007 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note (1) “Stock-Based Compensation” to the Company’s Audited Consolidated Financial Statements set forth in the Company’s Form 10-K for the fiscal year ended October 31, 2007.

(2)	Mr. Salus was paid $20,750 for his services as director and $87,000 for consulting fees. See “Certain Relationships and Related Transactions.”
     During fiscal 2007, directors who were not employees of the Company each received annual cash compensation of $30,000, plus $1,000 for in-person attendance and $500 for telephonic attendance at each Board meeting or Committee meeting that is not in conjunction with a Board meeting. In January 2007, non-employee directors also received an annual grant of an option to purchase 10,000 shares of the Company’s common stock, vesting quarterly over a 12-month period, at 2,500 shares for each quarter during which they serve or served as directors. In addition, each director who served as the Audit Committee chairman, the Compensation and Human Resources Committee chairman, the Corporate Governance and Nominating Committee chairman, or the Special Committee chairman received additional annual cash compensation of $10,000, $7,500, $5,000 and $5,000, respectively, plus an option to purchase 5,000 shares of the Company’s common stock, vesting quarterly over a 12-month period, at 1,250 shares for each quarter during which they serve or served as a committee chairman. All options have an exercise price equal to 100% of the common stock’s fair market value (“FMV”) on the date of grant. All stock options granted to non-employee directors will vest immediately on or after a Change in Control. All directors receive reimbursement of expenses for attendance at each Board meeting and an annual $1,000 allowance for Company apparel.
     On September 12, 2006, Mr. Hayes was elected to serve as the Chairman of the Board and his compensation for all services as a director was changed to include a cash retainer of $50,000 per quarter, payable in monthly installments, and an additional quarterly grant of a stock option for 5,000 shares of the Company’s common stock (i.e., in addition to the option grants to all non-employee directors and with the first quarterly grant made on September 12, 2006). The terms of such stock option grants include an exercise price of 100% of FMV on the date of grant, vesting on a daily basis, with week-ends and holidays included, over three months and an expiration date ten (10) years from the date of grant. Effective March 1, 2007, in view of his reduced time commitment, Mr. Hayes’ quarterly cash compensation was reduced to $18,750, payable in monthly installments. Mr. Hayes continued to receive the quarterly stock option grants described above. Mr. Hayes was compensated as Chairman of the Board until August 31, 2007 at which time he ceased to be the Chairman of the Board but continued to serve as a non-employee director and was therefore compensated as any other non-employee director from September 1, 2007 through October 31, 2007. Mr. Meyer was appointed Chairman of the Board effective August 31, 2007. On September 13, 2007, in recognition of the time commitment associated with this position, in addition to the standard cash and equity-based compensation for all non-employee directors described above, Mr. Meyer received his first annual grant of stock options to purchase 100,000 shares of the Company’s common stock, vesting quarterly over a 12-month period, with an exercise price of 100% of fair market value on the date of grant. Mr. Meyer will also be eligible to receive restricted stock in an amount to be agreed in the future as part of an incentive plan, the metrics of which have not yet been determined.
     No other arrangement exists pursuant to which any director of the Company was compensated during the Company’s last fiscal year for any service provided as a director.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     In October 2007, the Company announced the appointment of Allan H. Fletcher to the position of Chief Executive Officer. Mr. Fletcher is the founder of Fletcher Leisure Group, Inc. which has been one of Canada’s leading suppliers of branded golf apparel, sportswear and golf equipment for over 40 years and is a long-standing business partner of the Company. The Company distributes Ashworth® and Callaway Golf apparel, headwear and accessories in Canada through two separate divisions operated by FLG. Mr. Fletcher was responsible for the operations and strategic direction of FLG and served as its President until December 2003 when he became the Chairman of FLG. Mr. Fletcher’s son, Mark Fletcher, currently serves as the President of FLG and oversees its operations.
     Effective January 11, 2008, the Company entered into the FLG Ltd. Consulting Agreement with FLG Ltd., under which FLG Ltd. provides the services of a management consultant to act as the Company’s Chief Executive Officer. The initial management consultant designated by FLG Ltd. is Mr. Fletcher, and FLG Ltd. may not designate any other management consultant without the Company’s written permission. For additional information see discussion under “Agreements With Current Executive Officers” above.
     On January 15, 2008, Sunice Holdings, Inc. (“Sunice”), a wholly-owned subsidiary of Ashworth Inc., entered into a purchase agreement (the “Agreement”) with FLG,. Under the Agreement, Sunice agreed to purchase certain trademarks and related assets of the FLG (the “Acquired Assets”), and FLG agreed to provide certain services to Sunice in connection therewith. The aggregate consideration to be paid by Sunice for the Acquired Assets and certain non-competition covenants included in the Agreement was $50,000 plus a profit sharing amount to be paid during the ten years after the closing of the acquisition (the “Profit Sharing”). Under the Agreement, for the term of the Agreement FLG agreed not to, directly or indirectly, sell or distribute golf related apparel or similar designs that are developed by FLG for sale by Sunice to on-course and off-course golf specialty accounts, corporate accounts, and specialty retailers and department stores.
     After the closing of the acquisition of the Acquired Assets (the “Closing Date”), Sunice licensed to FLG certain trademarks included in the Acquired Assets for limited circumstances and uses that do not materially impact Sunice’s use of the trademarks within the United States, the United Kingdom, Ireland and Europe.

     FLG has the right and option (the “Re-Purchase Option”) to purchase all of the Acquired Assets for a cash price that is generally based on Sunice’s operating income for a period of time prior to the exercise of the Re-Purchase Option. The Re-Purchase Option shall be exercisable upon certain events during the term of the Agreement, including if Sunice fails to pay FLG certain profit sharing amounts in the fiscal year ended October 31, 2009 or in any subsequent fiscal year, and during the 12 month period following the tenth anniversary of the Closing Date.
     The Agreement may be terminated by the non-breaching party in the event of a material breach of the Agreement that was not cured by the breaching party within 90 days of notice of such breach, and under certain other circumstances.
     On the Closing Date, Sunice and FLG entered into a Service Agreement under which FLG agreed to provide all designs for Sun Ice Golf Apparel for production, marketing and sale by Sunice, as requested by the Sunice. FLG also agreed to identify and facilitate the requisite relationships with vendors for all sourcing aspects of the Sun Ice Golf Apparel.
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
     Seidensticker (Overseas) Limited (“Seidensticker”), a supplier of inventoried products to the Company, owned approximately 5% of the Company’s outstanding common stock at October 31, 2007 Additionally, the President and Chief Executive Officer of Seidensticker (Overseas) Limited was elected to the Company’s Board of Directors effective January 1, 2006. During the years ended October 31, 2007, 2006 and 2005, the Company purchased approximately $1,151,000, $1,571,000 and $5,800,000, respectively, of products from Seidensticker. The Company believes that the terms upon which it purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties.
     On September 12, 2006, concurrent with his appointment to the Office of the Chairman, Mr. Weil, who is the former CEO and a director of the Board, entered into an agreement with the Company to provide consulting services on corporate management and operations and decision-making within the Office of the Chairman (the “Weil Agreement”). Mr. Weil was paid approximately $48,000 for such services for the period of September 12, 2006 through October 29, 2006. Mr. Weil also received an option grant to purchase 25,000 shares with an exercise price of 100% of then-current fair market value, 12,900 of which vested and 12,100 were terminated as of October 30, 2006 pursuant to the terms of the Weil Agreement. The Weil Agreement was terminated upon Mr. Weil’s appointment as Chief Executive Officer effective October 30, 2006. Mr. Weil resigned from all his positions with the Company effective October 24, 2007.
     On June 5, 2007, Eric S. Salus entered into an agreement with the Company dated as of June 1, 2007 whereby Mr. Salus would provide consulting services relating to corporate management and operations (the “Salus Agreement”). All assignments under the Salus Agreement were required to be approved by mutual agreement of Mr. Salus and the Chief Executive Officer of the Company. Mr. Salus had agreed to provide such services for five (5) business days per calendar month. The consulting engagement under the Salus Agreement was to continue until March 30, 2008, but could be earlier terminated by either party with 60-days notice. This agreement was terminated by the Company effective December 31, 2007.

     In consideration of the time commitments associated with the duties under the Salus Agreement, Mr. Salus was to be compensated for the duration of service under this Agreement with (a) an upfront, non-refundable, one-time cash retainer of $25,000, and (b) an additional cash retainer of $15,500 per month, payable at the end of each month of service. The foregoing cash compensation was in addition to, and not in lieu of, any and all cash compensation paid to Mr. Salus for his continuing service on the Board. Mr. Salus was reimbursed for reasonable out-of-pocket expenses incurred in connection with the performance of his services under the Salus Agreement.
     As additional compensation under the Salus Agreement, the Company granted to Mr. Salus a non-qualified stock option grant covering 10,000 shares of Ashworth’s common stock, with an exercise price equal to 100% of the fair market value of the common stock on the date of grant. The foregoing option would vest 50% on September 30, 2007 and 50% on March 31, 2008. Except in the context of a “Change in Control” as described below, vesting was to cease upon termination of the Salus Agreement, for any reason, and the vested portion of the option is to remain exercisable for a period of five (5) years after the date of grant. The foregoing option grant was in addition to, and not in lieu of, any and all stock option grants to Mr. Salus for his continuing service on the Board.
     In the event that the Company terminated the Salus Agreement prior to March 31, 2008 but on or after a “Change in Control,” (a) all of Mr. Salus’ non-qualified stock options granted under the Salus Agreement were to become immediately vested, and (b) all monthly retainers that were due and those that would become payable assuming the Salus Agreement’s term continued to March 31, 2008 were to become immediately due and payable.
Director Independence
     The Board of Directors has determined that each of Ashworth’s directors, with the exception of Mr. Salus, is “independent” as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Marketplace Rules. The Company has the following committees: Audit, Compensation and Human Resources, Corporate Governance and Nominating and Special Committees.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Set forth below are the aggregate fees paid or accrued for professional services rendered to the Company by Moss Adams LLP (“Moss Adams”), the Company’s independent registered public accounting firm.

	Fiscal Years Ended October 31,
	2007	2006

Audit Fees — Moss Adams(1)	634,184	691,216
Audit-Related Fees — Moss Adams(2)	15,000	13,000

Total Fees	$649,184	$704,216

(1)	Audit fees represent fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audits of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and statutory audits and other SEC filings. Moss Adams engaged Mazars, LLP, a local audit firm, to perform the audits of the Company’s U.K. subsidiary for fiscal years 2007 and 2006. These audit fees include payments to Mazars, LLP of $38,219 and $30,981 for fiscal years 2007 and 2006, respectively.

(2)	Audit-related fees consisted primarily of employee benefit plan audits.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm
     Consistent with policies of the Securities and Exchange Commission regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based on its familiarity with the Company and staffing, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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

ASHWORTH, INC. (Registrant)
Date: February 28, 2008	BY:	/s/ Allan H. Fletcher
Allan H. Fletcher
Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan H. Fletcher	Chief Executive Officer,	February 28, 2008
Allan H. Fletcher	and Director (Principal Executive Officer)

/s/ Greg W. Slack	Chief Financial Officer	February 28, 2008
Greg W. Slack	and Principal Accounting Officer

/s/ Detlef H. Adler Detlef H. Adler	Director	February 28, 2008

/s/ Stephen G. Carpenter Stephen G. Carpenter	Director	February 28, 2008

/s/ John M. Hanson, Jr. John M. Hanson, Jr.	Director	February 28, 2008

/s/ James B. Hayes James B. Hayes	Director	February 28, 2008

/s/ Michael S. Koeneke Michael S. Koeneke	Director	February 28, 2008

/s/ David M. Meyer David M. Meyer	Director	February 28, 2008

/s/ James G. O’Connor James G. O’Connor	Director	February 28, 2008

/s/ John W. Richardson John W. Richardson	Director	February 28, 2008

/s/ Eric S. Salus Eric S. Salus	Director	February 28, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack