Form 10-Q
period 2008-01-31
ASHWORTH INC
filed 2008-03-11
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at February 29, 2008
$.001 par value Common Stock	14,713,511

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2008	October 31, 2007
	(UNAUDITED)
Assets

Current assets:
Cash and cash equivalents	$4,207,000	$6,104,000
Accounts receivable — trade, net	25,086,000	34,545,000
Accounts receivable — other, net	75,000	147,000
Inventories, net	58,199,000	50,529,000
Income tax refund receivable	1,549,000	1,117,000
Other current assets	6,882,000	4,981,000
Deferred income tax asset, net	61,000	48,000

Total current assets	96,059,000	97,471,000

Property, plant and equipment, at cost	63,806,000	68,495,000
Less accumulated depreciation and amortization	(27,574,000)	(30,980,000)

Total property, plant and equipment, net	36,232,000	37,515,000

Goodwill	15,250,000	15,250,000
Intangible assets, net	9,784,000	9,806,000
Other assets	390,000	372,000

Total assets	$157,715,000	$160,414,000

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit payable	$31,205,000	$19,615,000
Current portion of long-term debt	869,000	2,360,000
Accounts payable	9,224,000	12,728,000
Accrued liabilities:
Salaries and commissions	4,081,000	5,442,000
Other	8,352,000	5,235,000

Total current liabilities	53,731,000	45,380,000

Long-term debt, net of current portion	11,104,000	13,844,000
Deferred income tax liability	1,624,000	1,469,000
Other long-term liabilities	—	84,000
Stockholders’ equity:
Common stock	15,000	15,000
Capital in excess of par value	50,513,000	50,325,000
Retained earnings	34,794,000	42,217,000
Accumulated other comprehensive income	5,934,000	7,080,000

Total stockholders’ equity	91,256,000	99,637,000

Total liabilities and stockholders’ equity	$157,715,000	$160,414,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31,
	2008	2007
Net revenues	$34,519,000	$38,272,000
Cost of goods sold	22,021,000	22,655,000

Gross profit	12,498,000	15,617,000

Selling, general and administrative expenses	19,362,000	19,117,000

Loss from operations	(6,864,000)	(3,500,000)

Other income (expense):
Interest income	30,000	37,000
Interest expense	(1,007,000)	(601,000)
Net foreign currency exchange gain	686,000	50,000
Other expense, net	(76,000)	(66,000)

Total other expense, net	(367,000)	(580,000)

Loss before income tax	(7,231,000)	(4,080,000)
Provision (benefit) for income taxes	192,000	(1,632,000)

Net loss	$(7,423,000)	$(2,448,000)

Net loss per share:
Basic	$(0.50)	$(0.17)
Diluted	$(0.50)	$(0.17)

Weighted-average shares outstanding:
Basic	14,714,000	14,520,000
Diluted	14,714,000	14,520,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended January 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(7,433,000)	$(5,320,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(623,000)	(1,392,000)
Purchase of intangibles	(91,000)	(43,000)

Net cash used in investing activities	(714,000)	(1,435,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(101,000)	(43,000)
Borrowings on line of credit	19,993,000	12,250,000
Payments on line of credit	(8,403,000)	(8,800,000)
Principal payments on notes payable and long-term debt	(4,130,000)	(420,000)

Net cash provided by financing activities	7,359,000	2,987,000

Effect of exchange rate changes	(1,109,000)	226,000

Net decrease in cash and cash equivalents	(1,897,000)	(3,542,000)
Cash, beginning of period	6,104,000	7,508,000

Cash, end of period	$4,207,000	$3,966,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2008
NOTE 1 – Basis of Presentation.
In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Interim results are not necessarily indicative of results to be expected for the full year.
Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended October 31, 2007, filed with the SEC on January 14, 2008.
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended January 31, 2008 and 2007 were $413,000 and $472,000, respectively.
Earnings (Loss) Per Share
Basic earnings (loss) per common share are computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options. For the three months ended January 31, 2008 and 2007, shares subject to outstanding options totaled 1,067,000 and 1,021,000, respectively.

The following table sets forth the computation of basic and diluted loss per share based on the requirements of SFAS No. 128, Earnings Per Share:

	Three months ended January 31,
	2008	2007
Numerator:
Net loss	$(7,423,000)	$(2,448,000)

Denominator:
Weighted-average shares outstanding	14,714,000	14,520,000
Effect of dilutive options	—	—

Denominator for dilutive earnings per share	14,714,000	14,520,000

Basic loss per share	$(0.50)	$(0.17)

Diluted loss per share	$(0.50)	$(0.17)
For the quarters ended January 31, 2008 and 2007, the diluted weighted-average shares outstanding computation excludes 957,000 and 557,000 options, respectively, whose impact would have an anti-dilutive effect. For the quarters ended January 31, 2008 and 2007, the effect of stock options was anti-dilutive because of the Company’s loss position.
NOTE 2 – Inventories.
Inventories consisted of the following at January 31, 2008 and October 31, 2007:

	January 31,	October 31,
	2008	2007
Raw materials	$723,000	$135,000
Finished goods	57,476,000	50,394,000

Total inventories, net	$58,199,000	$50,529,000

NOTE 3 – Property, Plant and Equipment.
During the quarter ended January 31, 2008, the Company disposed of $4,879,000 of fully depreciated fixed assets that were no longer in service: $3,377,000 for computer equipment, $1,160,000 for embroidery tapes, $274,000 for furniture and fixtures, $48,000 for leasehold improvements and $20,000 for machinery and equipment. During the quarter ended January 31, 2007, the Company disposed of $1,067,000 of furniture and fixtures that were no longer in service with a disposal loss of $80,000.

NOTE 4 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At each of January 31, 2008 and October 31, 2007, goodwill totaled $15,250,000. The following sets forth the intangible assets, excluding goodwill, by major category:

	January 31, 2008			October 31, 2007
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(819,000)	711,000	1,530,000	(767,000)	763,000
Non-competes	1,372,000	(1,280,000)	92,000	1,372,000	(1,238,000)	134,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,674,000	(1,393,000)	281,000	1,582,000	(1,373,000)	209,000

Total intangible assets	$13,466,000	$(3,682,000)	$9,784,000	$13,374,000	$(3,568,000)	$9,806,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the three months ended January 31, 2008 and 2007, aggregate amortization expense was approximately $114,000 and $111,000, respectively.
     Amortization expense related to intangible assets at January 31, 2008 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2008	$297,000
2009	305,000
2010	272,000
2011	185,000
2012	25,000
2013	—
Thereafter	—

Total	$1,084,000

NOTE 5 – Business Loan Agreement.
On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit that will be 100% reserved against borrowing availability) with Bank of America, N.A., (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its existing term loan, revolving credit facility, to cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by substantially all of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).

Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest will be set at LIBOR plus 1.25% for the first six months of the agreement and adjusting thereafter. The initial interest rate applicable to borrowings under the Credit Facility is 7.25%. The Company also is required to pay customary fees under the Credit Facility. At January 31, 2008, the six month LIBOR was 4.6%. All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
The borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than those that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility anticipated to be provided by B of A to Ashworth U.K., Ltd., as described below (the “UK Loan Facility”) The borrowing base as of January 31, 2008 was approximately $42.0 million. Unused availability, as of January 31, 2008, was approximately $5.7 million.
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
The foregoing summary of the Credit Facility is qualified by reference to the Loan and Security Agreement dated as of January 11, 2008 attached as Exhibit 10(aq) to the Company’s Form 10-K filed with the SEC on January 14, 2008. Please see the Loan and Security Agreement for a more detailed description of the terms of the Credit Facility.
On February 29, 2008, the Company’s U.K. subsidiary entered into and consummated a revolving credit facility (the “UK Loan Facility”) of up to $10.0 million (subject to borrowing base availability), including a $2.0 million sub-limit for letters of credit with B of A. The applicable interest rate and fees under the UK Loan Facility are comparable to the applicable interest rate and fees under the Credit Facility. As noted above, loans and letters of credit under the UK Loan Facility will reduce the borrowing base under the Credit Facility. The Company believes that the UK Loan Facility will enhance the Company’s ability to meet its current and long-term operating needs in the UK. The borrowing base as of January 31, 2008 was approximately $9.0 million. Unused availability, as of January 31, 2008, was approximately $8.0 million.

NOTE 6 – Common Stock and Capital in Excess of Par Value.
     The Company did not issue any shares of common stock on exercise of options during the three months ended January 31, 2008 and 2007. Common stock and capital in excess of par value increased by $188,000 and $178,000 in the three months ended January 31, 2008 and 2007, respectively, due entirely to SFAS No. 123R compensation expense.
NOTE 7 – Stock-Based Compensation.
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
The assumptions used for the three-month periods ended January 31, 2008 and 2007 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended January 31,
	2008	2007
Expected life (years)	3.51	4.96
Risk-free interest rate	2.74%	4.62%
Volatility	50.6%	37.5%
Dividend yields	—	—

Weighted-average fair value of options during the period	$1.00	$2.95
SFAS No. 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value for the employee stock options granted during the respective periods were estimated at the date of grant using the Black-Scholes option-pricing model and are amortized on an accrual method basis as compensation expense over the vesting periods of the options. Stock-based compensation expense during the three months ended January 31, 2008 and 2007 was $188,000 and $178,000, respectively.
NOTE 8 – Comprehensive Loss.
The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive loss in addition to net loss for the period. The following table sets forth the components of comprehensive loss for the periods presented:

	Three months ended January 31,
	2008	2007
Net loss	$(7,423,000)	$(2,448,000)
Effects of foreign currency translation	(1,146,000)	268,000

Total comprehensive loss	$(8,569,000)	$(2,180,000)

NOTE 9 – Legal Proceedings.
The Company has in place a License Agreement, as amended to date (the “License Agreement”), with Callaway Golf Company (“Callaway”). Callaway has recently objected to the Company’s announced plans to launch a new golf-related technical outerwear line in connection with the Company’s acquisition of the Sun Ice® and Sunice® trademarks in January 2008, claiming that this activity is a material breach of the License Agreement which justifies one or more remedies, including the right to terminate the License Agreement at Callaway’s election. The Company strongly denies that its activities with the Sun Ice line breach the License Agreement and has responded by pointing to specific language in the License Agreement that addresses the topic. The Company is in discussions with Callaway to resolve this and any other contractual issues, and is optimistic that the matter will be amicably resolved. If no agreement is reached, however, the dispute will likely be referred to binding arbitration where, among other matters, the Company may seek damages or other relief against Callaway for any attempted wrongful termination or other wrongful interference with the Company’s existing contract rights.
In February 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company willfully violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff sought statutory and punitive damages, attorney’s fees and injunctive relief of the purported class. The suit against Ashworth was one of hundreds of suits filed against different retailers nationwide. The proposed class representative for the punitive class filed his motion to certify this matter as a class action. The Company filed an opposition to the motion and the court entered an order denying the class certification. In November 2007, the parties entered into a settlement on the record whereby Ashworth would pay the plaintiff $1,000 and the plaintiff would dismiss his individual claim without prejudice. Ashworth admitted no liability and continues to dispute any allegation that it willfully violated the Fair Credit Reporting Act. The parties subsequently entered into a written stipulation to that effect and the court dismissed the complaint.
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
NOTE 10 – Income Taxes.
During the financial close for the quarter ended January 31, 2008, the Company performed its quarterly assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS No. 109”). SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

SFAS No. 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year average taxable loss, the Company concluded that it can not rely on future taxable income as the basis for realization of its net deferred tax asset.
Accordingly, the Company recorded tax charges in the first quarter of 2008 of $3.0 million to increase a valuation allowance against corresponding increases in deferred tax assets related to net operating losses of $3.0 million. These tax charges are included in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until positive evidence is sufficient to justify realization.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position must be recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN No. 48 on November 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $227,000. There was no change in the unrecognized tax benefits as a result of the implementation of FIN No. 48, and therefore, no amount was recorded as a cumulative effect adjustment to equity.
As of January 31, 2008, the liability for income tax associated with uncertain tax positions was $36,000. The total $36,000 of unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company believes that it is reasonably possible that during the next 12 months, the amount of unrecognized tax benefits may be reduced by up to $36,000. The reduction in unrecognized tax benefits would relate to the settlement of pending state voluntary disclosures.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of January 31, 2008, the Company recorded $7,900 of interest.
The Company is subject to taxation in the United States, various state and foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities and fiscal 2004 and forward are subject to examination by state tax authorities. The Company’s tax returns for fiscal 2006 and forward are subject to examination by the U.K. tax authorities.

NOTE 11 – Segment Information.
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

	Three months ended January 31,
	2008	2007
Net revenues:
Domestic	$19,231,000	$21,579,000
Gekko Brands, LLC	10,908,000	10,428,000
Ashworth, U.K., Ltd.	2,641,000	4,813,000
Other International	1,739,000	1,452,000

Total	$34,519,000	$38,272,000

Income (loss) from operations:
Domestic	$(6,724,000)	$(4,467,000)
Gekko Brands, LLC	185,000	653,000
Ashworth, U.K., Ltd.	(571,000)	80,000
Other International	246,000	234,000

Total	$(6,864,000)	$(3,500,000)

Capital expenditures:
Domestic	$518,000	$1,266,000
Gekko Brands, LLC	96,000	102,000
Ashworth, U.K., Ltd.	9,000	24,000

Total	$623,000	$1,392,000

Depreciation expense:
Domestic	$1,314,000	$1,267,000
Gekko Brands, LLC	134,000	101,000
Ashworth, U.K., Ltd.	58,000	50,000

Total	$1,506,000	$1,418,000

	January 31,	October 31,
	2008	2007
Total assets:
Domestic	$77,193,000	$80,715,000
Gekko Brands, LLC	45,761,000	45,217,000
Ashworth, U.K., Ltd.	25,753,000	25,733,000
Other International	9,008,000	8,749,000

Total	$157,715,000	$160,414,000

Long-lived assets, at cost:
Domestic	$62,225,000	$65,533,000
Gekko Brands, LLC	28,495,000	29,653,000
Ashworth, U.K., Ltd.	2,192,000	2,306,000

Total	$92,912,000	$97,492,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$15,250,000

NOTE 12 – Recent Accounting Pronouncements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified elections dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS No. 141R”), which replaces FAS No. 141. FAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS No.141R include the expansion of the definitions of a “business” and a “business combination;” for all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations on or after November 1, 2009.
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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
     Because the Company’s business is seasonal, the current balance sheet balances at January 31, 2008 may more meaningfully be compared to the balance sheet balances at January 31, 2007, rather than to the balance sheet balances at October 31, 2007.
Cautionary Statements and Risk Factors
     This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believes,” “anticipates,” “expects,” “predicts,” “estimates,” “projects,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the uncertainties associated with implementing a successful transition in executive leadership, successful resolution of the current dispute with Callaway Golf, the impact of borrowing base limitations in the Company’s new credit facility, the evaluation of strategic alternatives that may be presented, timely development and acceptance of new products, as well as strategic alliances, the integration of the Company’s acquisition of Gekko Brands, LLC, the impact of competitive products and pricing, the success of the Sun Ice® and Callaway Golf apparel product line, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the distribution facility in Oceanside, CA, the successful implementation of the Company’s ERP system, and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2007 and amendments to any of the foregoing reports, including the Form 10-K/A for the year ended October 31, 2007.
Critical Accounting Policies and Estimates
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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buy-down) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgment and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $2.5 million at January 31, 2008 compared to $3.9 million at October 31, 2007 and $3.6 million at January 31, 2007.
     Allowance for Doubtful Accounts. Management must make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing accounts receivable aging, current economic conditions and historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $25.1 million, net of allowances for doubtful accounts of $1.2 million, at January 31, 2008, as compared to the balance of $34.6 million, net of allowances for doubtful accounts of $1.0 million, at October 31, 2007. At January 31, 2007, the trade accounts receivable balance was $27.6 million, net of allowances for doubtful accounts of $1.2 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $58.2 million, net of inventory write-downs of $3.7 million, at January 31, 2008, as compared to an inventory balance of $50.5 million, net of inventory write-downs of $4.6 million, at October 31, 2007. At January 31, 2007, the inventory balance was $56.4 million, net of inventory write-downs of $3.7 million.
     Deferred Taxes and Uncertain Tax Positions. SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.

     Significant judgment is required in determining the Company’s consolidated income tax provision and evaluating its U.S. and foreign tax positions.  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which became effective for the Company beginning November 1, 2007.  FIN No. 48 addressed the determination of how tax benefits claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The total liability for unrecognized tax benefits as of the date of adoption was $227,000. There was no change in the unrecognized tax benefits as a result of the implementation of FIN No. 48.  If the Company is unable to uphold its position upon ultimate settlement, it may impact its results of operations, financial position or cash flows.
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
Off-Balance Sheet Arrangements
     At January 31, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute off-balance sheet arrangements as defined in Item 303 of SEC Regulation S-K. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Overview
     The Company earns revenues and generates cash through the design, marketing and distribution of men’s and women’s apparel, headwear and accessories under the Ashworth®, Callaway Golf apparel, Kudzu®, The Game® and Sun Ice® brands. The Company’s products are sold in the United States, Europe, Canada and various other international markets to selected golf pro shops, resorts, off-course specialty shops, upscale department stores, Company-owned retail outlet stores, colleges and universities, entertainment complexes, sporting goods dealers that serve the high school and college markets, NASCAR/racing markets, outdoor sports distribution channels, and to top specialty-advertising firms for the corporate market. Generally, the Company’s production is performed in Asian countries by third parties. The Company embroiders a significant portion of these garments with custom golf course, tournament, collegiate and corporate logos for its customers.
     While the Company has historically held a leading market share of apparel within its core market and channel of distribution, “on-course” golf retailers, this market share has eroded in the recent past, giving way to a few well-capitalized shoe and sporting goods competitors. During the first quarter ending January 31, 2008, net revenues decreased 9.8% as compared to the same period of fiscal 2007. Gross profit decreased by 20.0% with gross margins declining from 40.8% of net revenue in the first quarter ended January 31, 2007 to 36.2% in the first quarter ended January 31, 2008. Management is evaluating and implementing initiatives that it believes will strengthen its overall market share and improve operating results. Specific areas of focus are product design and quality, channels of distribution, sales force and supply chain management, and operating costs.

     In January 2008, the Company announced the acquisition of the Sun Ice® and Sunice® trade marks from Fletcher Leisure Group Inc. The Company expects to launch a new golf-related technical outerwear line during 2008 under this brand in the United States, the United Kingdom, Ireland and Europe.
     During the financial close for the quarter ended January 31, 2008, the Company performed its quarterly assessment of its net deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No.109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the Company’s three-year average taxable loss, the Company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.
     Accordingly, the Company recorded tax charges in the first quarter of fiscal 2008 of $3.0 million to increase a valuation allowance against corresponding increases in deferred tax assets related to net operating losses of $3.0 million. These tax charges are included in the provision for income taxes in the accompanying consolidated condensed statement of operations. The Company expects to continue to record the valuation allowance against its deferred tax asset until other positive evidence is sufficient to justify realization.

Results of Operations
First quarter 2008 compared to first quarter 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in thousands):

	Three months ended				% of Total
	January 31,		Change		Revenue
	2008	2007	$	%	2008	2007
Net revenues:
Retail distribution	$3,124	$4,118	$(994)	(24.1)%	9.0%	10.8%
Domestic green grass	9,530	9,028	502	5.6%	27.6%	23.6%
Domestic corporate	4,061	5,701	(1,640)	(28.8)%	11.8%	14.9%
Domestic outlet store	2,516	2,732	(216)	(7.9)%	7.3%	7.1%

Total domestic	19,231	21,579	(2,348)	(10.9)%	55.7%	56.4%

Gekko	10,908	10,428	480	4.6%	31.6%	27.2%
Ashworth U.K.	2,641	4,813	(2,172)	(45.1)%	7.7%	12.6%
Other international	1,739	1,452	287	19.8%	5.0%	3.8%

Total net revenues	34,519	38,272	(3,753)	(9.8)%	100.0%	100.0%

Cost of goods sold	22,021	22,655	(634)	(2.8)%	63.8%	59.2%
Selling, general and administrative expenses	19,362	19,117	245	1.3%	56.1%	50.0%

Total operating expenses	41,383	41,772	(389)	(0.9)%	119.9%	109.2%

Loss from operations	(6,864)	(3,500)	(3,364)	96.1%	(19.9)%	(9.2)%
Interest expense, net	(977)	(564)	(413)	73.2%	(2.8)%	(1.5)%
Other income (expense), net	610	(16)	626	(3,912.5)%	1.8%	(0.0)%

Loss before provision for income taxes	(7,231)	(4,080)	(3,151)	77.2%	(20.9)%	(10.7)%
Provision (benefit) for income taxes	192	(1,632)	1,824	(111.8)%	0.6%	(4.3)%

Net loss	$(7,423)	$(2,448)	$(4,975)	203.2%	(21.5)%	(6.4)%

     Consolidated net revenues for the first quarter of fiscal 2008 decreased by 9.8% to $34.5 million from $38.3 million for the same period of the prior fiscal year, primarily due to sales decreases from Ashworth U.K. as well as the Company’s corporate distribution and retail channels. These decreases were partly offset by increases in sales from the Company’s domestic on-course golf distribution channel and Gekko Brands, LLC (“Gekko”).
     Net revenues for the domestic segment (excluding Gekko) decreased 10.9% to $19.2 million for the first quarter of fiscal 2008 from $21.6 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased from $4.1 million in the first quarter of fiscal 2007 to $3.1 million in the first quarter of fiscal 2008. This decrease was driven by the consolidation of retail accounts and their associated location closures and a decision by the management team to exit a number of large accounts.
     Net revenues from the Company’s corporate distribution channel decreased 28.8% or $1.6 million for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease in the corporate channel primarily resulted from certain customer events that occurred in the prior year quarter that did not recur in the comparable 2008 quarter and the Company’s strategic decision to discontinue sales to certain accounts. As with its other channels of distribution, management is implementing a revised distribution strategy for this channel including narrowing the assortment of product available to this channel which will allow the Company to improve in-stocks.

     First quarter 2008 net revenues from the Company’s core channel of distribution, on-course golf retailers, increased 8.9%, or $578,000, over the comparable prior year quarter, but this increase was partially off-set by a decrease of $76,000 in revenues from off-course golf retailers. The Company continues to experience significant competitive pressure and market consolidation within the off-course channel of distribution. As part of the Company’s effort to restore sales growth, management is implementing new sales management processes in both the on-course and off-course channels of distribution.
     Net revenues from the Company-owned outlet stores decreased 7.9%, or $216,000, for the first quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease was driven largely by an increase in promotional activity.
     Net revenues for Gekko increased 4.6%, or $480,000, to $10.9 million for the first quarter of fiscal 2008 as compared to $10.4 million for the same period of the prior fiscal year. This increase was primarily driven by improved penetration within its NASCAR channel combined with an additional increase as a result of having exclusive vendor rights for the 50th running of the Daytona 500. These increases were partially offset by a delay in production due to a labor stoppage at a key vendor and the absence in the first quarter of 2008 of certain corporate event revenues that occurred during the first quarter of fiscal 2007.
     Net revenues for Ashworth U.K., Ltd. decreased 45.1%, or $2.2 million, to $2.6 million for the first quarter of fiscal 2008 from $4.8 million for the same period of the prior fiscal year. The decrease is largely due to distribution center inefficiencies resulting from the implementation of a new ERP system at the U.K. facility together with changes in sales management.
     Net revenues for the other international segment increased 19.8%, or $287,000, to $1.7 million for the first quarter of fiscal 2008 from $1.4 million for the same period of the prior fiscal year. The increase is primarily due to increased purchases from the Company’s international distributors and the favorable effect of currency exchange rates, specifically versus the Canadian dollar, when compared to the prior year quarter.
     Consolidated gross margin for the first quarter of fiscal 2008 decreased 460 basis points to 36.2% as compared to 40.8% for the same period of the prior fiscal year. The decrease in consolidated gross margin was driven by the deleveraging effects of the decrease in revenue and an increase in product costs not offset by price increases. In addition, as a result of a labor stoppage at a key headwear vendor, the Company incurred approximately $700,000 of additional costs to divert the production of its NASCAR products to other manufacturing facilities and expedite manufacturing and transportation.
     Consolidated selling, general and administrative (“SG&A”) expenses increased $245,000, or 1.3%, to $19.4 million for the first quarter of fiscal 2008 from $19.1 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 56.1% for the first quarter of fiscal 2008 as compared to 50.0% for the same period of the prior fiscal year. The increase is largely due to increased consulting fees, primarily associated with design and to supplement the accounting function during the executive transition period, combined with the expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007. These increases were partially offset by a decrease in commission expense primarily as a result of the reduction in revenues.

     Total net other expense decreased 36.7%, or $213,000, to $367,000 for the first quarter of fiscal 2008 as compared to $580,000 for the same period of the prior fiscal year. The decrease in other expense was primarily driven by favorable currency translation effects of $636,000, partially offset by a $406,000 increase in interest expense. The increase in interest expense was the result of (i) a write-off of capitalized bank fees associated with the change of credit facilities and (ii) an increase in the average balances outstanding under the credit facility during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
     It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such discrete items is recognized in the interim period in which the event occurs.
     The effective rate for the income tax provision for the three months ended January 31, 2008 and 2007 was negligible and 40%, respectively. The change in the effective rate for the current period as compared to the same period of the prior fiscal year is due primarily to current taxable losses and an increase in the valuation allowance against deferred tax assets. After considering the Company’s three-year average taxable loss, the Company concluded that it can not rely on future taxable income as the basis for realization of its net deferred tax asset. The Company expects to continue to record the valuation allowance against its deferred tax assets until positive evidence is sufficient to justify realization.
     Consolidated net loss increased $5.0 million to a loss of $7.4 million for the first quarter of fiscal 2008 from a net loss of $2.4 million for the same period of the prior fiscal year. The increase is primarily due to the $3.8 million decrease in revenue, the $3.1 million decrease in gross profit and the $1.8 million change in the tax benefit / provision.
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
     During the first three months ended January 31, 2008, net cash used in operating activities was $7.4 million as compared to $5.3 million used in operating activities during the same period of the prior fiscal year. The increase in cash used in operations was primarily due to a net operating loss of $7.4 million as compared to an operating loss of $2.4 million for the same period of the prior fiscal year, partially offset by reductions in working capital requirements during the period of $2.9 million.
     Net cash used in investing activities was $714,000 for the first three months ended January 31, 2008 as compared to $1.4 million used in investing activities during the same period of the prior fiscal year. The decrease in cash used in investing activities was primarily attributable to reduced capital purchases associated with the Company’s U.K. deployment of a new ERP system and furniture and fixtures associated with tradeshow and in-store assets.

     Net cash provided in financing activities was $7.4 million for the first three months ended January 31, 2008 as compared to $3.0 million provided by financing activities during the same period of the prior fiscal year. The increase in cash provided from financing activities was primarily attributable to an increase of $4.4 million in borrowings net of repayments associated with the Company’s revolving credit facility and long-term debt.
     On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit that will be 100% reserved against borrowing availability) with Bank of America, N.A., (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its existing term loan, revolving credit facility, to cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by substantially all of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).
     Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest will be set at LIBOR plus 1.25% for the first six months of the agreement and adjusting thereafter. The initial interest rate applicable to borrowings under the Credit Facility is 7.25%. The Company also is required to pay customary fees under the Credit Facility. At January 31, 2008, the six month LIBOR was 4.6%. All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
     The borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than those that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility anticipated to be provided by B of A to Ashworth U.K., Ltd., as described below (the “UK Loan Facility”) The borrowing base as of January 31, 2008 was approximately $42.0 million. Unused availability, as of January 31, 2008, was approximately $5.7 million.
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
     The foregoing summary of the Credit Facility is qualified by reference to the Loan and Security Agreement dated as of January 11, 2008 attached as Exhibit 10(aq) to the Company’s Form 10-K filed with the SEC on January 14, 2008. Please see the Loan and Security Agreement for a more detailed description of the terms of the Credit Facility.

     On February 29, 2008, the Company’s U.K. subsidiary entered into and consummated a revolving credit facility (the “UK Loan Facility”) of up to $10.0 million (subject to borrowing base availability), including a $2.0 million sub-limit for letters of credit with B of A. The applicable interest rate and fees under the UK Loan Facility are comparable to the applicable interest rate and fees under the Credit Facility. As noted above, loans and letters of credit under the UK Loan Facility will reduce the borrowing base under the Credit Facility. The Company believes that the UK Loan Facility will enhance the Company’s ability to meet its current and long-term operating needs in the UK. The borrowing base as of January 31, 2008 was approximately $9.0 million. Unused availability, as of January 31, 2008, was approximately $8.0 million.
     The Company had no commercial letters of credit outstanding under the Credit Facility at January 31, 2008 as compared to $4.4 million outstanding on the Union Bank Credit Agreement at January 31, 2007. The Company had $31.2 million outstanding against the Credit Facility as of January 31, 2008 compared to $17.5 million outstanding at January 31, 2007 against the Union Bank revolving credit facility, and $5.2 million outstanding on the Union Bank term loan at January 31, 2007. At January 31, 2008, approximately $5.7 million was available for borrowing against the Credit Facility, subject to the Borrowing Base limitations.
     Consolidated net trade receivables were $25.1 million at January 31, 2008, a decrease of $9.5 million from the balance at October 31, 2007. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $27.6 million at January 31, 2007, rather than the year-end balance. Compared to net trade receivables at January 31, 2007, net trade receivables decreased by $2.5 million primarily due to a decrease in sales of $3.8 million during the three months ended January 31, 2008 as compared to the prior year’s quarter.
     Consolidated net inventories increased to $58.2 million at January 31, 2008 from $50.5 million at October 31, 2007, primarily due to the seasonal nature of the Company’s business and the Company’s inventory requirements to meet expected market demand in the Spring/Summer selling season. Compared to net inventories of $56.4 million at January 31, 2007, net inventories at January 31, 2008 increased 3.2% or $1.8 million. This increase was primarily the result of earlier deliveries of inventory to the Company’s international subsidiaries.
     Consolidated current liabilities increased to $53.7 million at January 31, 2008 from $45.4 million at October 31, 2007. Compared to current liabilities of $45.6 million at January 31, 2007, current liabilities increased 17.8% primarily due to an increase in the Company’s line of credit payable and accrued liabilities, partly offset by a reduction in the current portion of long-term debt and accounts payable.
     During the first three months of fiscal 2008, the Company incurred capital expenditures of $623,000, primarily for computer systems. The Company anticipates capital spending of approximately $2.0 million during the remainder of fiscal 2008, primarily related to in-store fixtures and information systems improvements. Management currently intends to finance the purchase of additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     Common stock and capital in excess of par value increased by $188,000 in the three months ended January 31, 2008, due entirely to SFAS No. 123R compensation expense.
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

Contractual Obligations
We have summarized our significant financial contractual obligations as of October 31, 2007 in our Annual Report on Form 10-K for the year ended October 31, 2007. There have been no subsequent material changes to our contractual obligations from that date with the exception of refinancing the $4.1 million balance on the Union Bank term loan with proceeds from the Credit Facility with B of A. This refinancing resulted in a change of $2.6 million from due in one to three years under the Union Bank term loan to due in less than one year under the B of A credit facility.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
     On February 15, 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified elections dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No. 141R include the expansion of the definitions of a “business” and a “business combination;” for all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations on or after November 1, 2009.

     From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s outstanding indebtedness as of January 31, 2008 includes a mortgage note, notes payable and capital lease obligations totaling $12.0 million, which approximates fair value based on current rates offered for debt with similar risks and maturities. These instruments bear interest at fixed rates ranging from 3.5% to 9.1%. The Company also had $31.2 million outstanding at January 31, 2008 on its Credit Facility with interest charged at the bank’s reference rate plus a pre-defined spread based on the Company’s fixed charge coverage ratio or average daily borrowing base availability (the “Applicable Rate”). At January 31, 2008, the Applicable Rate was 7.25%. The Credit Facility also provides for optional interest rates based on LIBOR for periods between one and six months. A hypothetical 10% increase in interest rates during the three months ended January 31, 2008 would have resulted in a $70,000 increase in net loss. For details regarding the Company’s variable and fixed rate debt, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. Such contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at January 31, 2008 or October 31, 2007. The Company continues to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2008. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2008.
Changes in Internal Control over Financial Reporting
     On December 1, 2007, the Company implemented a new enterprise resource planning (ERP) system at the Company’s wholly-owned U.K. subsidiary. Post-implementation testing and management reviews have been conducted on this system to provide reasonable assurance regarding the reliability and accuracy of this subsidiary’s financial results.
     Other than the ERP system implementation noted above, there are no changes in the Company’s internal control over financial reporting that occurred during the three month period ending January 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company has in place a License Agreement, as amended to date (the “License Agreement”), with Callaway Golf Company (“Callaway”). Callaway has recently objected to the Company’s announced plans to launch a new golf-related technical outerwear line in connection with the Company’s acquisition of the Sun Ice® and Sunice® trademarks in January 2008, claiming that this activity is a material breach of the License Agreement which justifies one or more remedies, including the right to terminate the License Agreement at Callaway’s election. The Company strongly denies that its activities with the Sun Ice line breach the License Agreement and has responded by pointing to specific language in the License Agreement that addresses the topic. The Company is in discussions with Callaway to resolve this and any other contractual issues, and is optimistic that the matter will be amicably resolved. If no agreement is reached, however, the dispute will likely be referred to binding arbitration where, among other matters, the Company may seek damages or other relief against Callaway for any attempted wrongful termination or other wrongful interference with the Company’s existing contract rights.
     In February 2007, the Law Offices of Herbert Hafif filed a class action in the United States District Court for the Central District of California alleging that the Company willfully violated the Fair Credit Reporting Act by printing on credit or debit card receipts more than the last five digits of the credit or debit card number and/or the expiration date. The plaintiff sought statutory and punitive damages, attorney’s fees and injunctive relief of the purported class. The suit against Ashworth was one of hundreds of suits filed against different retailers nationwide. The proposed class representative for the punitive class filed his motion to certify this matter as a class action. The Company filed an opposition to the motion and the court entered an order denying the class certification. In November 2007, the parties entered into a settlement on the record whereby Ashworth would pay the plaintiff $1,000 and the plaintiff would dismiss his individual claim without prejudice. Ashworth admitted no liability and continues to dispute any allegation that it willfully violated the Fair Credit Reporting Act. The parties subsequently entered into a written stipulation to that effect and the court dismissed the complaint.

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
Item 1A. Risk Factors
     The following Risk Factor is hereby added to the risk factor disclosure provided in the Company’s Form 10-K for the year ended October 31, 2007.
     Callaway Golf Company has claimed a material breach of the Company’s exclusive licensing agreement. As detailed above under “Item 1. Legal Proceedings,” Callaway Golf Company (“Callaway”) has recently claimed that the Company’s launch of the Sun Ice® line constitutes a material breach of the License Agreement with Callaway. The Company strongly disputes this claim as without any merit, and the parties are engaged in discussions seeking to resolve any contract issues. It is possible that the result of these discussions could lead to an amendment of the License Agreement incorporating terms less favorable to the Company than those currently in place. Alternatively, if the discussions do not result in a resolution, an arbitration will likely be conducted to determine whether Callaway has the right to any remedial relief (including the right to terminate the License Agreement at Callaway’s election). While the Company is confident it would prevail in the arbitration and may seek damages against Callaway for any improper interference with the Company’s rights, the uncertainties associated with the results of any arbitration or litigation process create a risk, since the loss of the Company’s expected revenues from the sale of Callaway-branded products would have a significant and material adverse effect on the Company’s business and financial results.
Item 6. EXHIBITS
3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

4(e)	Amendment No. 1 effective as of July 3, 2007 to the Rights Agreement dated as of February 22, 2000 by and between Ashworth, Inc. and Computershare Trust Company, N. A., as successor Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed on July 3. 2007 (File No. 001-14547) and incorporated herein by reference).

10(a)	Amendment to License Agreement, effective March 29, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.1 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference.

10(a)(2)	Amendment to License Agreement, effective December 3, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.2 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference.

10(b)	Amendment to the Company’s Code of Business Conduct and Ethics effective December 12, 2007 (filed as Exhibit 14.1 to the Company’s Form 8-K on December 14, 2007 (File No. 001-14547) and incorporated herein by reference).

10(c)	Consulting agreement between Fletcher Leisure Group Ltd. and the Company, effective January 11, 2008 (filed as Exhibit 10(ap) to the Company’s Form 10-K on January 14, 2008 (File No. 001-14547) and incorporated herein by reference).

10(d)	Loan agreement, effective January 11, 2008 by and between the Company and Bank of America, N. A. (filed as Exhibit 10(aq) to the Company’s Form 10-K on January 14, 2008 (File No. 001-14547) and incorporated herein by reference.

10(e)	Loan agreement, effective February 29, 2008 by and between Ashworth U.K. and Bank of America, N. A.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: March 11, 2008	By:	/s/ Allan H. Fletcher

Allan H. Fletcher
Chief Executive Officer

Date: March 11, 2008	By:	/s/ Greg W. Slack

Greg W. Slack
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(e)	Loan agreement, effective February 29, 2008 by and between Ashworth U.K. and Bank of America, N.A.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.