Form 10-Q
period 2008-04-30
ASHWORTH INC
filed 2008-06-09
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at May 31, 2008
$.001 par value Common Stock	14,713,511

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	October 31, 2007
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$3,481,000	$6,104,000
Accounts receivable – trade, net	44,181,000	34,545,000
Accounts receivable – other, net	—	147,000
Inventories, net	52,380,000	50,529,000
Income tax refund receivable	1,483,000	1,117,000
Other current assets	5,567,000	4,981,000
Deferred income tax asset, net	86,000	48,000

Total current assets	107,178,000	97,471,000

Property, plant and equipment, at cost	63,962,000	68,495,000
Less accumulated depreciation and amortization	(29,053,000)	(30,980,000)

Total property, plant and equipment, net	34,909,000	37,515,000
Goodwill	15,250,000	15,250,000
Intangible assets, net	9,719,000	9,806,000
Other assets	375,000	372,000

Total assets	$167,431,000	$160,414,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$39,342,000	$19,615,000
Current portion of long-term debt	883,000	2,360,000
Accounts payable	12,664,000	12,728,000
Accrued liabilities:
Salaries and commissions	3,117,000	5,442,000
Other	6,678,000	5,235,000

Total current liabilities	62,684,000	45,380,000

Long-term debt, net of current portion	10,939,000	13,844,000
Deferred income tax liability	1,780,000	1,469,000
Other long-term liabilities	—	84,000
Stockholders’ equity:
Common stock	15,000	15,000
Capital in excess of par value	50,586,000	50,325,000
Retained earnings	35,721,000	42,217,000
Accumulated other comprehensive income	5,706,000	7,080,000

Total stockholders’ equity	92,028,000	99,637,000

Total liabilities and stockholders’ equity	$167,431,000	$160,414,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
(UNAUDITED)

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Net revenues	$57,826,000	$59,864,000	$92,345,000	$98,136,000
Cost of goods sold	33,438,000	36,623,000	55,459,000	59,278,000

Gross profit	24,388,000	23,241,000	36,886,000	38,858,000

Selling, general and administrative expenses	22,781,000	21,841,000	42,143,000	40,958,000

Income (loss) from operations	1,607,000	1,400,000	(5,257,000)	(2,100,000)

Other income (expense):
Interest income	20,000	21,000	50,000	58,000
Interest expense	(715,000)	(771,000)	(1,722,000)	(1,372,000)
Net foreign currency exchange gain	437,000	68,000	1,123,000	118,000
Other income (expense), net	9,000	(112,000)	(67,000)	(178,000)

Total other expense, net	(249,000)	(794,000)	(616,000)	(1,374,000)

Income (loss) before income tax	1,358,000	606,000	(5,873,000)	(3,474,000)
Provision for income taxes	431,000	3,139,000	623,000	1,507,000

Net income (loss)	$927,000	$(2,533,000)	$(6,496,000)	$(4,981,000)

Net income (loss) per share:
Basic	$0.06	$(0.17)	$(0.44)	$(0.34)
Diluted	$0.06	$(0.17)	$(0.44)	$(0.34)

Weighted-average shares outstanding:
Basic	14,714,000	14,520,000	14,714,000	14,520,000
Diluted	14,714,000	14,520,000	14,714,000	14,520,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(15,362,000)	$(17,096,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,187,000)	(2,321,000)
Proceeds from trade-in of equipment	27,000
Purchase of intangibles	(113,000)	(59,000)

Net cash used in investing activities	(1,273,000)	(2,380,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(205,000)	(132,000)
Borrowings on line of credit	59,047,000	27,500,000
Payments on line of credit	(39,320,000)	(12,030,000)
Borrowings on notes payable and long-term debt	—	683,000
Principal payments on notes payable and long-term debt	(4,177,000)	(844,000)

Net cash provided by financing activities	15,345,000	15,177,000

Effect of exchange rate changes	(1,333,000)	1,018,000

Net decrease in cash and cash equivalents	(2,623,000)	(3,281,000)
Cash, beginning of period	6,104,000	7,508,000

Cash, end of period	$3,481,000	$4,227,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2008
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended April 30, 2008 and 2007 were $709,000 and $722,000, respectively. For the six-month periods ended April 30, 2008 and 2007, shipping expenses were $1,122,000 and $1,194,000, respectively.
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

The following table sets forth the computation of basic and diluted loss per share based on the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$927,000	$(2,533,000)	$(6,496,000)	$(4,981,000)

Denominator:
Weighted-average shares outstanding	14,714,000	14,520,000	14,714,000	14,520,000
Effect of dilutive options	—	—	—	—

Denominator for dilutive earnings per share	14,714,000	14,520,000	14,714,000	14,520,000

Basic income (loss) per share	$0.06	$(0.17)	$(0.44)	$(0.34)

Diluted income (loss) per share	$0.06	$(0.17)	$(0.44)	$(0.34)
For the quarters ended April 30, 2008 and 2007, the diluted weighted-average shares outstanding computation excludes 1,047,000 and 1,050,000 options, respectively, whose impact would have an anti-dilutive effect. For the six-month periods ended April 30, 2008 and 2007, the diluted weighted-average shares outstanding computation excludes 1,009,000 and 1,034,000 options, respectively, whose impact would have an anti-dilutive effect.
NOTE 2 – Inventories.
Inventories consisted of the following at April 30, 2008 and October 31, 2007:

	April 30,	October 31,
	2008	2007
Raw materials	$312,000	$135,000
Finished goods	52,068,000	50,394,000

Total inventories, net	$52,380,000	$50,529,000

NOTE 3 – Property, Plant and Equipment.
During the first half of fiscal year 2008, the Company disposed of $4,938,000 of fully depreciated fixed assets that were no longer in service: $3,377,000 for computer equipment, $1,160,000 for embroidery tapes, $274,000 for furniture and fixtures, $48,000 for leasehold improvements and $20,000 for machinery and equipment and $59,000 for a vehicle with accumulated depreciation of $32,000 on a trade-in for another vehicle. During the first half of fiscal year 2007, the Company disposed of $1,802,000 of furniture and fixtures that were no longer in service with a disposal loss of $80,000.

NOTE 4 – Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At each of April 30, 2008 and October 31, 2007, goodwill totaled $15,250,000. The following sets forth the intangible assets, excluding goodwill, by major category:

	April 30, 2008			October 31, 2007
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(871,000)	659,000	1,530,000	(767,000)	763,000
Non-competes	1,372,000	(1,296,000)	76,000	1,372,000	(1,238,000)	134,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,696,000	(1,412,000)	284,000	1,582,000	(1,373,000)	209,000

Total intangible assets	$13,488,000	$(3,769,000)	$9,719,000	$13,374,000	$(3,568,000)	$9,806,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the six months ended April 30, 2008 and 2007, aggregate amortization expense was approximately $201,000 and $232,000, respectively.
Amortization expense related to intangible assets at April 30, 2008 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2008	$213,000
2009	310,000
2010	277,000
2011	190,000
2012	29,000
2013	—
Thereafter	—

Total	$1,019,000

NOTE 5 – Business Loan Agreement.
On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit that will be 100% reserved against borrowing availability) with Bank of America, N.A. (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its existing term loan, revolving credit facility, to cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by substantially all of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).

Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest will be set at LIBOR plus 1.25% for the first six months of the agreement and adjusting thereafter. At April 30, 2008, the interest rate applicable to borrowings under the Credit Facility’s base rate is 5.00% and 3.98% for balances using the LIBOR election. The Company also is required to pay customary fees under the Credit Facility. All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
The consolidated borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than those that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility provided by B of A to Ashworth U.K., Ltd., as described below. The Consolidated borrowing base as of April 30, 2008 was $55.0 million, unused availability, as of April 30, 2008, was $10.6 million.
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
On February 29, 2008, the Company’s U.K. subsidiary entered into and consummated a revolving credit facility (the “UK Loan Facility”) of up to $10.0 million (subject to borrowing base availability), including a $2.0 million sub-limit for letters of credit with B of A. The applicable interest rate and fees under the UK Loan Facility are comparable to the applicable interest rate and fees under the Credit Facility. As noted above, loans and letters of credit under the UK Loan Facility will reduce the borrowing base under the Credit Facility. The Company believes that the UK Loan Facility will enhance the Company’s ability to meet its current and long-term operating needs in the U.K.

NOTE 6 – Common Stock and Capital in Excess of Par Value.
The Company did not issue any shares of common stock on exercise of options during the six months ended April 30, 2008 and 2007. Common stock and capital in excess of par value increased by $261,000 and $379,000 in the six months ended April 30, 2008 and 2007, respectively, due entirely to SFAS No. 123R compensation expense.
NOTE 7 – Stock-Based Compensation.
SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.
The assumptions used for the three-month and six-month periods ended April 30, 2008 and 2007 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Expected life (years)	—	5.01	3.51	4.97
Risk-free interest rate	—	4.50%	2.74%	4.60%
Volatility	—	37.1%	50.6%	37.4%
Dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$—	$3.05	$1.00	$2.99
SFAS No. 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value for the employee stock options granted during the respective periods were estimated at the date of grant using the Black-Scholes-Merton option-pricing model and are amortized on an accrual method basis as compensation expense over the vesting periods of the options. Stock-based compensation expense during the three months ended April 30, 2008 and 2007 was $73,000 and $201,000, respectively. Stock-based compensation expense during the six months ended April 30, 2008 and 2007 was $261,000 and $379,000, respectively.
The income tax benefit related to stock-based compensation expense was $0 and $64,000 for the second quarter of fiscal 2008 and 2007, respectively and $0 and $118,000 for the first six months of fiscal 2008 and 2007, respectively. As of April 30, 2008 and 2007, $144,000 and $395,000, respectively of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of eight and a half months and two and a half years, respectively. The compensation cost to be recognized in future periods as of April 30, 2008 and 2007 does not consider or include the effect of stock options that may be issued in subsequent periods.

NOTE 8 – Comprehensive Loss.
The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive loss in addition to net loss for the period. The following table sets forth the components of comprehensive income (loss) for the periods presented:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Net income (loss)	$927,000	$(2,533,000)	$(6,496,000)	$(4,981,000)

Effects of foreign currency translation	(228,000)	818,000	(1,374,000)	1,086,000

Total comprehensive income (loss)	$699,000	$(1,715,000)	$(7,870,000)	$(3,895,000)

NOTE 9 – Legal Proceedings.
The Company has in place a License Agreement, as amended to date (the “License Agreement”), with Callaway Golf Company (“Callaway”). Callaway has objected to the Company’s launch of a new golf-related technical outerwear line in connection with the Company’s acquisition of the Sun Ice® and Sunice® trademarks in January 2008. Callaway claims that this activity is a material breach of the License Agreement which entitles Callaway to terminate the License Agreement. The Company strongly denies that its activities with the Sun Ice line breach the License Agreement and has pointed to specific language in the License Agreement that permits the Company to market products under any trademarks owned by itself or its subsidiaries. The Company is engaged in binding arbitration proceedings to resolve the dispute and such proceedings are in a preliminary phase. The Company has informed Callaway that any attempt to terminate the License Agreement in advance of an arbitral ruling in Callaway’s favor would, in the Company’s view, constitute wrongful termination, and Callaway has indicated that it will likely forego any termination at least until the arbitration is completed. The Company is evaluating whether it will seek damages or other relief against Callaway for any wrongful interference with the Company’s existing contract rights.
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

NOTE 10 – Income Taxes.
During the financial close for the quarter ended April 30, 2008, the Company performed its quarterly assessment of its net deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
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
Accordingly, as of April 30, 2008, the Company has a $2.8 million valuation allowance recorded against corresponding increases in deferred tax assets related to net operating losses of $2.8 million. This is a $200,000 decrease from the first quarter of 2008, due primarily to a decrease in estimated net operating losses for the current year to date. These tax charges are included in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until positive evidence is sufficient to justify realization.
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
As of April 30, 2008, the liability for income tax associated with uncertain tax positions was $98,000. The total $98,000 of unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company believes that it is reasonably possible that during the next 12 months, the amount of unrecognized tax benefits may be reduced by up to $98,000. The reduction in unrecognized tax benefits would relate to the settlement of pending state voluntary disclosures.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of April 30, 2008, the Company had accrued $20,000 of interest.
The Company is subject to taxation in the United States and various state and foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities and fiscal 2004 and forward are subject to examination by state tax authorities. The Company’s tax returns for fiscal 2006 and forward are subject to examination by the U.K. tax authorities.
(11)  Related-Party Transactions
In October 2007, the Company announced the appointment of Allan H. Fletcher to the position of Chief Executive Officer. Mr. Fletcher is the founder of Fletcher Leisure Group, Inc. (“FLG”) which has been one of Canada’s leading suppliers of branded golf apparel, sportswear and golf equipment for over 40 years and is a long-standing business partner of the Company. The Company distributes Ashworth and Callaway Golf apparel, headwear and accessories in Canada through two separate divisions operated by FLG. Mr. Fletcher was responsible for the operations and strategic direction of FLG and served as its President until December 2003 when he became the Chairman of FLG. Mr. Fletcher’s son, Mark Fletcher, currently serves as the President of FLG and oversees its operations. During the three months and six months ended April 30, 2008 and 2007 the Company had the following transactions with FLG:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Inventory purchased	$261,000	$—	$735,000	$—

Management fees paid	670,000	716,000	835,000	862,000

Expenses and supplies reimbursed	73,000	—	298,000	—

Total transactions with FLG	$1,004,000	$716,000	$1,868,000	$862,000

There were no material outstanding amounts due to or due from FLG at April 30, 2008 or 2007.
Effective January 11, 2008, the Company entered into a consulting agreement with Fletcher Leisure Group, Ltd., (“FLG Ltd.”), a New York corporation, under which FLG Ltd. provides the services of a management consultant to act as the Company’s Chief Executive Officer. The initial management consultant designated by FLG Ltd. is Mr. Fletcher, and FLG Ltd. may not designate any other management consultant without the Company’s written permission. During the three months ended April 30, 2008 and 2007 the Company paid consulting fees to FLG Ltd. of $102,000 and $0, respectively. During the six months ended April 30, 2008 and 2007 the Company paid consulting fees to FLG Ltd. of $102,000 and $0, respectively. There were no material outstanding amounts due to or due from FLG Ltd. at April 30, 2008 or 2007.
The Company purchases inventoried products from Seidensticker (Overseas) Limited (“Seidensticker”), a stockholder whose President and Chief Executive Officer was elected to the Company’s Board of Directors effective January 1, 2006. During the three months and six months ended April 30, 2008 and 2007 the Company had the following transactions with Seidensticker: purchased $46,000 and $301,000, respectively. During the three months ended April 30, 2008 and 2007 the Company purchased $295,000 and $718,000, respectively. The Company believes that the terms upon which it purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties. There were no material outstanding amounts due to or due from Seidensticker at April 30, 2008 or 2007.
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

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Net revenues:
Domestic	$32,992,000	$37,367,000	$52,223,000	$58,946,000
Gekko Brands, LLC	11,770,000	9,806,000	22,678,000	20,234,000
Ashworth, U.K., Ltd.	8,858,000	8,518,000	11,499,000	13,330,000
Other International	4,206,000	4,173,000	5,945,000	5,626,000

Total	$57,826,000	$59,864,000	$92,345,000	$98,136,000

Income (loss) from operations:
Domestic	$(1,403,000)	$(852,000)	$(8,127,000)	$(5,320,000)
Gekko Brands, LLC	546,000	645,000	731,000	1,298,000
Ashworth, U.K., Ltd.	1,158,000	430,000	587,000	549,000
Other International	1,306,000	1,177,000	1,552,000	1,373,000

Total	$1,607,000	$1,400,000	$(5,257,000)	$(2,100,000)

Capital expenditures:
Domestic	$398,000	$690,000	$916,000	$1,956,000
Gekko Brands, LLC	153,000	99,000	249,000	201,000
Ashworth, U.K., Ltd.	13,000	140,000	22,000	164,000

Total	$564,000	$929,000	$1,187,000	$2,321,000

Depreciation expense:
Domestic	$1,321,000	$1,272,000	$2,635,000	$2,539,000
Gekko Brands, LLC	138,000	110,000	272,000	211,000
Ashworth, U.K., Ltd.	57,000	55,000	115,000	105,000

Total	$1,516,000	$1,437,000	$3,022,000	$2,855,000

	April 30,	October 31,
	2008	2007
Total assets:
Domestic	$83,178,000	$80,715,000
Gekko Brands, LLC	45,243,000	45,217,000
Ashworth, U.K., Ltd.	29,147,000	25,733,000
Other International	9,863,000	8,749,000

Total	$167,431,000	$160,414,000

Long-lived assets, at cost:
Domestic	$56,509,000	$65,532,000
Gekko Brands, LLC	31,617,000	29,653,000
Ashworth, U.K., Ltd.	4,925,000	2,306,000

Total	$93,051,000	$97,491,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$15,250,000

NOTE 13 – Recent Accounting Pronouncements.
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
On February 15, 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS No.141R include the expansion of the definitions of a “business” and a “business combination;” for all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS No.141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company as of the beginning of fiscal 2010 and will be applied prospectively to business combinations on or after November 1, 2009.
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
     Because the Company’s business is seasonal, the current balance sheet balances at April 30, 2008 may more meaningfully be compared to the balance sheet balances at April 30, 2007, rather than to the balance sheet balances at October 31, 2007.
Cautionary Statements and Risk Factors
     This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believes,” “anticipates,” “expects,” “predicts,” “estimates,” “projects,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the uncertainties associated with implementing a successful transition in executive leadership, successful resolution of the current dispute with Callaway Golf, the impact of borrowing base limitations in the Company’s new credit facility, the evaluation of strategic alternatives that may be presented, timely development and acceptance of new products, as well as strategic alliances, the integration of the Company’s acquisition of Gekko Brands, LLC, the impact of competitive products and pricing, the success of the Sun Ice® and Callaway Golf apparel product lines, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the distribution facility in Oceanside, CA, the successful implementation of the Company’s ERP system, and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2007 and amendments to any of the foregoing reports, including the Form 10-K/A for the year ended October 31, 2007.
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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buy-down) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgment and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $2.8 million at April 30, 2008 compared to $3.9 million at October 31, 2007 and $4.2 million at April 30, 2007.
     Allowance for Doubtful Accounts. Management must make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing accounts receivable aging, current economic conditions and historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $44.2 million, net of allowances for doubtful accounts of $1.0 million, at April 30, 2008, as compared to the balance of $34.6 million, net of allowances for doubtful accounts of $1.0 million, at October 31, 2007. At April 30, 2007, the trade accounts receivable balance was $45.9 million, net of allowances for doubtful accounts of $1.0 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $52.4 million, net of inventory write-downs of $3.5 million, at April 30, 2008, as compared to an inventory balance of $50.5 million, net of inventory write-downs of $4.6 million, at October 31, 2007. At April 30, 2007, the inventory balance was $53.1 million, net of inventory write-downs of $4.8 million.
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
Off-Balance Sheet Arrangements
     At April 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute off-balance sheet arrangements as defined in Item 303 of SEC Regulation S-K. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
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
     While the Company has historically held a leading market share of apparel within its core market and channel of distribution, “on-course” golf retailers, this market share has eroded in the recent past, giving way to a few well-capitalized shoe and sporting goods competitors. During the second quarter ending April 30, 2008, net revenues decreased 3.4% as compared to the same period of fiscal 2007. Gross profit increased by 4.9% with gross margins increasing from 38.8% of net revenue in the second quarter ended April 30, 2007 to 42.2% in the second quarter ended April 30, 2008. Management is evaluating and implementing initiatives that it believes will strengthen its overall market share and improve operating results. Specific areas of focus are product design and quality, channels of distribution, sales force and supply chain management, and operating costs.

     In January 2008, the Company announced the acquisition of the Sun Ice® and Sunice® trade marks from Fletcher Leisure Group Inc. The Company has launched a new golf-related technical outerwear line during 2008 under this brand in the United States, the United Kingdom, Ireland and Europe.
Results of Operations
Second quarter 2008 compared to second quarter 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in thousands):

	Three months ended				% of Total
	April 30,		Change		Revenue
	2008	2007	$	%	2008	2007
Net revenues:
Retail distribution	$3,066	$6,390	$(3,324)	(52.0)%	5.2%	10.7%
Domestic green grass	22,322	21,814	508	2.3%	38.7%	36.4%
Domestic corporate	5,367	6,555	(1,188)	(18.1)%	9.3%	10.9%
Domestic outlet store	2,237	2,608	(371)	(14.2)%	3.9%	4.4%

Total domestic	32,992	37,367	(4,375)	(11.7)%	57.1%	62.4%

Gekko	11,770	9,806	1,964	20.0%	20.3%	16.4%
Ashworth U.K.	8,858	8,518	340	4.0%	15.3%	14.2%
Other international	4,206	4,173	33	0.8%	7.3%	7.0%

Total net revenues	57,826	59,864	(2,038)	(3.4)%	100.0%	100.0%

Cost of goods sold	33,438	36,623	(3,185)	(8.7)%	57.8%	61.3%
Selling, general and administrative expenses	22,781	21,841	940	4.3%	39.4%	36.5%

Total operating expenses	56,219	58,464	(2,245)	(3.8)%	97.2%	97.8%

Income from operations	1,607	1,400	207	14.8%	2.8%	2.2%
Interest expense, net	(695)	(750)	55	(7.3)%	(1.3)%	(1.1)%
Other income (expense), net	446	(44)	490	—%	0.8%	(0.1)%

Income before provision for income taxes	1,358	606	752	124.1%	2.3%	1.0%
Provision for income taxes	431	3,139	(2,708)	(86.3)%	0.7%	5.2%

Net income (loss)	$927	$(2,533)	$3,460	(136.6)%	1.6%	(4.2)%

     Consolidated net revenues for the second quarter of fiscal 2008 decreased by 3.4% to $57.8 million from $59.9 million for the same period of the prior fiscal year, primarily due to sales decreases from the Company’s retail distribution, corporate distribution and outlet store channels. These decreases were partly offset by increases in sales from Gekko Brands, LLC (“Gekko”), primarily the racing and golf channels, the Company’s domestic on-course golf distribution channel and Ashworth U.K.
     Net revenues for the domestic segment (excluding Gekko) decreased 11.7% to $33.0 million for the second quarter of fiscal 2008 from $37.4 million for the same period of the prior fiscal year.

     Net revenues from the Company’s retail distribution channel decreased from $6.4 million in the second quarter of fiscal 2007 to $3.1 million in the second quarter of fiscal 2008. This decrease was driven by a consolidation of retail accounts and their associated location closures and a decision by the management team to strategically exit a number of large accounts.
     Net revenues from the Company’s corporate distribution channel decreased 18.1% or $1.2 million for the second quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease in the corporate channel primarily resulted from certain customer events that occurred in the prior year quarter that did not recur in the comparable 2008 quarter and the Company’s strategic decision to discontinue sales to certain accounts. In the past, the Company has experienced missed sales opportunities in this channel due to out-of-stock positions in selected styles. As with its other channels of distribution, management is implementing a revised distribution strategy for this channel including narrowing the assortment of product available to this channel which the Company believes will allow it to improve in-stocks.
     Second quarter 2008 net revenues from the Company’s core channel of distribution, on-course golf retailers, increased 9.6%, or $1.6 million, over the comparable prior year quarter; however, this increase was partially offset by a decrease of $1.1 million in revenues from off-course and off-price golf retailers. The Company continues to experience significant competitive pressure and market consolidation within the off-course channel of distribution. As part of the Company’s effort to restore sales growth, management is implementing new sales management processes in both the on-course and off-course channels of distribution.
     Net revenues from the Company-owned outlet stores decreased 14.2%, or $371,000, for the second quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease was driven largely as a result of the difficult retail environment.
     Net revenues for Gekko increased 20.0%, or $2.0 million, to $11.8 million for the second quarter of fiscal 2008 as compared to $9.8 million for the same period of the prior fiscal year. This increase was primarily driven by improved penetration within its NASCAR channel combined with an additional increase as a result of having exclusive vendor rights for the 50th running of the Daytona 500. These increases were partially offset by the absence in the second quarter of 2008 of certain corporate event revenues that occurred during the second quarter of fiscal 2007 and deterioration from the Outdoor Direct catalog sales.
     Net revenues for Ashworth U.K., Ltd. increased 4.0%, or $341,000, to $8.9 million for the second quarter of fiscal 2008 from $8.5 million for the same period of the prior fiscal year. The increase is largely due to distribution center inefficiencies during the first quarter of fiscal 2008 resulting from the implementation of a new ERP system at the U.K. facility that delayed some expected sales from the first quarter of fiscal 2008 into the second quarter of fiscal 2008.
     Net revenues for the other international segment were essentially flat and remained at $4.2 million for the second quarter of fiscal 2008 and 2007.
     Consolidated gross margin for the second quarter of fiscal 2008 increased 340 basis points to 42.2% as compared to 38.8% for the same period of the prior fiscal year. The increase in consolidated gross margin was driven by an increase in average selling prices outpacing increasing average cost per unit within our domestic channel, lower overhead costs, primarily labor, within our domestic channel and a lower concentration of off-price sales primarily within both our domestic and U.K channels.  These savings were partially offset by a higher concentration of lower margin NASCAR revenues.

     Consolidated selling, general and administrative (“SG&A”) expenses increased $940,000, or 4.3%, to $22.8 million for the second quarter of fiscal 2008 from $21.8 million for the same period of the prior fiscal year.  As a percent of net revenues, SG&A expenses were 39.4% for the second quarter of fiscal 2008 as compared to 36.5% for the same period of the prior fiscal year. The increase is largely due to increased consulting fees, primarily associated with athlete endorsements, design consultants and the consulting agreement for the services of our CEO. Also contributing to higher SG&A expenses were an increase in royalties as a result of a higher concentration of revenues from licensed products, an increase in commissions due to a higher concentration of revenues from independent sales representatives and the expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007. These increases were partially offset by a decrease in salaries and wages, primarily performance based bonuses.
     Total net other expense decreased 68.6%, or $545,000, to $249,000 for the second quarter of fiscal 2008 as compared to $794,000 for the same period of the prior fiscal year. The decrease in other expense was primarily driven by favorable currency translation effects of $369,000, a decrease in other expenses of $120,000 and a decrease in interest expense of $55,000.
     It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such discrete items is recognized in the interim period in which the event occurs.
     The effective tax rate for the income tax provision for the three months ended April 30, 2008 and 2007 was 32% and 518%, respectively. The decrease in the effective rate for the current period as compared to the same period of the prior fiscal year is primarily due to discrete one-time charges in the second quarter of the prior fiscal year of $1.3 million to establish a valuation allowance against non-originating deferred tax assets and a $1.6 million valuation allowance against originating deductible temporary differences.
     Consolidated net income increased $3.5 million to $927,000 for the second quarter of fiscal 2008 from a net loss of $2.5 million for the same period of the prior fiscal year. The increase is primarily due to the $2.7 million decrease in the tax provision, the $2.2 million decrease in total operation expenses and the $545,000 decrease in other expenses, partially offset by the $2.0 million decrease in revenue.
Six months ended April 30, 2008 compared to six months ended April 30, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in thousands):

	Six months ended				% of Total
	April 30,		Change		Revenue
	2008	2007	$	%	2008	2007
Net revenues:
Retail distribution	$6,190	$10,508	$(4,318)	(41.1)%	6.7%	10.7%
Domestic green grass	31,852	30,842	1,010	3.3%	34.6%	31.5%
Domestic corporate	9,428	12,256	(2,828)	(23.1)%	10.2%	12.5%
Domestic outlet store	4,753	5,340	(587)	(11.0)%	5.1%	5.4%

Total domestic	52,223	58,946	(6,723)	(11.4)%	56.6%	60.1%

Gekko	22,678	20,234	2,444	12.1%	24.5%	20.6%
Ashworth U.K.	11,499	13,330	(1,831)	(13.7)%	12.5%	13.6%
Other international	5,945	5,626	319	5.7%	6.4%	5.7%

Total net revenues	92,345	98,136	(5,791)	(5.9)%	100.0%	100.0%

Cost of goods sold	55,459	59,278	(3,819)	(6.4)%	60.1%	60.5%
Selling, general and administrative expenses	42,143	40,958	1,185	2.9%	45.6%	41.7%

Total operating expenses	97,602	100,236	(2,634)	(2.6)%	105.7%	102.2%

Loss from operations	(5,257)	(2,100)	(3,157)	150.3%	(5.7)%	(2.2)%
Interest expense, net	(1,672)	(1,314)	(358)	27.2%	(1.8)%	(1.2)%
Other income (expense), net	1,056	(60)	1,116	—%	1.1%	(0.1)%

Loss before provision for income taxes	(5,873)	(3,474)	(2,399)	69.1%	(6.4)%	(3.5)%
Provision for income taxes	623	1,507	(884)	(58.7)%	0.6%	1.6%

Net loss	$(6,496)	$(4,981)	$(1,515)	30.4%	(7.0)%	(5.1)%

     Consolidated net revenues for the first six months of fiscal 2008 decreased 5.9% to $92.3 million from $98.1 million for the same period of the prior fiscal year. This was primarily due to decreased sales in the Company’s retail and corporate distribution channels, the Company-owned outlets and Ashworth U.K., Ltd. These decreases were partly offset by increases in sales from Gekko, primarily the racing channel, the domestic golf channel and the other international segment.
     Net revenues for the domestic segment (excluding Gekko) decreased 11.4% or $6.7 million to $52.2 million in the first six months of fiscal 2008 from $58.9 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased 41.1% or $4.3 million in the first six months of fiscal 2008 as compared to the same period of the prior fiscal year. This decrease was driven by a consolidation of retail accounts and their associated location closures and a strategic decision by the management team to exit a number of large accounts.
     Net revenues from the Company’s core distribution channel, on-course golf retailers, increased 9.4% or $2.2 million in the first six months of fiscal 2008 as compared to the same period of the prior fiscal year. However, this increase was partially offset by a decrease of $1.1 million in revenues from off-course and off-price retailers. The Company continues to experience significant competitive pressure and market consolidation within the off-course channel of distribution. As part of the Company’s effort to restore sales growth, management is implementing new sales management processes in both the on-course and off-course channels of distribution.
     Net revenues from the Company’s corporate distribution channel decreased 23.1% or $2.8 million in the first six months of fiscal 2008 as compared to the same period of the prior fiscal year. The decrease in the corporate channel primarily resulted from certain customer events that occurred in the prior year period that did not recur in the comparable 2008 quarter and the Company’s strategic decision to discontinue sales to certain accounts.

     Net revenues from the Company outlet stores decreased 11.0% or $600,000 in the first six months of fiscal 2008 as compared to the same period of the prior fiscal year. The decrease was driven largely by an increase in reduced price promotional activity combined with the difficult retail environment.
     Net revenues for Gekko increased 12.1% or $2.4 million to $22.7 million for the first six months of fiscal 2008 as compared to $20.2 million for the same period of the prior fiscal year. This increase was primarily driven by improved penetration within its NASCAR channel combined with an additional increase as a result of having exclusive vendor rights for the 50th running of the Daytona 500. These increases were partially offset by the absence in the first six months of 2008 of certain corporate event revenues that occurred during the comparable period of fiscal 2007 and the deterioration of its Outdoor Direct catalog sales.
     Net revenues for Ashworth U.K., Ltd. decreased 13.7%, or $1.8 million, to $11.5 million in the first six months of fiscal 2008 from $13.3 million for the same period of the prior fiscal year due primarily to the shut-down of the warehouse facility during the first quarter of 2008 as a result of the ERP implementation.
     Net revenues for the other international segment increased 5.7% to $5.9 million in the first six months of fiscal 2008 from $5.6 million for the same period of the prior fiscal year. The increase was due primarily to the favorable effect of currency exchange rates, specifically versus the Canadian dollar, when compared to the prior year.
     Consolidated gross margin for the first six months of fiscal 2008 increased 30 basis points to 39.9% as compared to 39.6% for the same period of the prior fiscal year. The increase in consolidated gross margin was primarily due to the increase in average sales prices out pacing the increase in average cost per unit combined with a lower concentration of lower margin off-price to revenues. However, partially offsetting these increases was approximately $700,000 of additional costs to divert the production of our NASCAR products to alternate manufacturing facilities and expedite manufacturing and transportation as a result of a labor stoppage at a key headwear vendor and a higher concentration of lower margin revenues from our NASCAR channel.
     Consolidated SG&A expenses increased 2.9%, or $1.2 million, to $42.1 million for the first six months of fiscal 2008 from $41.0 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 45.6% of net revenues for the first six months of fiscal 2008, as compared to 41.7% for the same period of the prior fiscal year. This increase in SG&A is largely due to increased consulting fees, primarily associated with athlete endorsements, design consultants and the consulting agreement for the services of our CEO. Also contributing was an increase in royalties primarily as a result of higher revenues from licensed products, and the expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007. These increases were partially offset by a decrease in salaries and wages, primarily performance based bonuses.
     Total net other expense decreased 55.2% or $758,000 to $616,000 in the first six months of fiscal 2008 as compared to $1.4 million for the same period of the prior fiscal year, primarily driven by favorable currency exchange rates of $1.0 million, partially offset by an increase in interest expense of $350,000.

     The effective tax rate for the income tax provision for the six months ended April 30, 2008 and 2007 was (11%) and (43%), respectively. The increase in the effective rate for the six month period ended April 30, 2008 as compared to the same period a year ago is primarily due to discrete one-time charges in the first six months of the prior fiscal year of $1.3 million to establish a valuation allowance against non-originating deferred tax assets and a $1.6 million valuation allowance against originating deductible temporary differences.
     Consolidated net loss increased $1.5 million to a loss of $6.5 million for the six months ended April 30, 2008 from a net loss of $5.0 million for the same period of the prior fiscal year. The increase is primarily due to the $5.8 million decrease in revenue, partially offset by the $2.6 million decrease in operating expenses, a $758,000 decrease in other expenses and the $884,000 decrease in the tax provision.
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
     During the first six months ended April 30, 2008, net cash used in operating activities was $15.4 million as compared to $17.1 million used in operating activities during the same period of the prior fiscal year. The decrease in cash used in operations was primarily due to a reduction in working capital requirements during the first six months of fiscal 2008 of $3.3 million, partially offset by net operating loss of $6.5 million as compared to an operating loss of $5.0 million for the same period of the prior fiscal year.
     Net cash used in investing activities was $1.3 million for the six months ended April 30, 2008 as compared to $2.4 million used in investing activities during the same period of the prior fiscal year. The decrease in cash used in investing activities was primarily attributable to reduced capital purchases associated with the Company’s U.K. deployment of a new ERP system and furniture and fixtures associated with tradeshow and in-store assets.
     Net cash provided by financing activities of $15.3 million for the six months ended April 30, 2008 was essentially flat compared to $15.2 million provided by financing activities during the same period of the prior fiscal year.
     On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit that will be 100% reserved against borrowing availability) with Bank of America, N.A. (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its existing term loan, revolving credit facility, to cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by substantially all of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).

     Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest will be set at LIBOR plus 1.25% for the first six months of the agreement and adjusting thereafter. At April 30, 2008, the interest rate applicable to borrowings under the Credit Facility’s base rate is 5.00% and 3.98% for balances using the LIBOR election. The Company also is required to pay customary fees under the Credit Facility. All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
     The consolidated borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than those that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility provided by B of A to Ashworth U.K., Ltd., as described below. The Consolidated borrowing base as of April 30, 2008 was $55.0 million, unused availability, as of April 30, 2008, was $10.6 million.
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
     On February 29, 2008, the Company’s U.K. subsidiary entered into and consummated a revolving credit facility (the “UK Loan Facility”) of up to $10.0 million (subject to borrowing base availability), including a $2.0 million sub-limit for letters of credit with B of A. The applicable interest rate and fees under the UK Loan Facility are comparable to the applicable interest rate and fees under the Credit Facility. As noted above, loans and letters of credit under the UK Loan Facility will reduce the borrowing base under the Credit Facility. The Company believes that the UK Loan Facility will enhance the Company’s ability to meet its current and long-term operating needs in the U.K.
     The Company had $2.3 million of commercial letters of credit outstanding under the Credit Facility at April 30, 2008 as compared to $3.5 million outstanding on the Union Bank Credit Agreement at April 30, 2007. The Company had $39.3 million outstanding against the Credit Facility as of April 30, 2008 compared to $29.5 million outstanding at April 30, 2007 against the Union Bank revolving credit facility, and $4.8 million outstanding on the Union Bank term loan at April 30, 2007. The Consolidated borrowing base as of April 30, 2008 was $55.0 million, unused availability, as of April 30, 2008, was $10.6 million.

     Consolidated net trade receivables were $44.2 million at April 30, 2008, an increase of $9.6 million from the balance at October 31, 2007. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $45.9 million at April 30, 2007, rather than the year-end balance. Compared to net trade receivables at April 30, 2007, net trade receivables decreased by $1.7 million primarily due to a decrease in sales of $2.0 million during the three months ended April 30, 2008 as compared to the same period of the prior year.
     Consolidated net inventories increased to $52.4 million at April 30, 2008 from $50.5 million at October 31, 2007, primarily due to the seasonal nature of the Company’s business and the Company’s inventory requirements to meet expected market demand in the Spring/Summer selling season. Compared to net inventories of $53.1 million at April 30, 2007, net inventories at April 30, 2008 decreased 1.4% or $745,000.
     Consolidated current liabilities increased to $62.7 million at April 30, 2008 from $45.4 million at October 31, 2007. Compared to current liabilities of $58.1 million at April 30, 2007, current liabilities increased 7.9% primarily due to an increase in the Company’s line of credit payable, partly offset by a $5.2 reduction in the current portion of long-term debt
     During the first six months of fiscal 2008, the Company incurred capital expenditures of $1.2 million, primarily for computer systems, furniture and fixtures, and leasehold improvements. The Company anticipates capital spending of approximately $1.6 million during the remainder of fiscal 2008, primarily related to in-store fixtures and information systems improvements. Management currently intends to finance the purchase of additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     Common stock and capital in excess of par value increased by $261,000 in the six months ended April 30, 2008, due entirely to SFAS No. 123R compensation expense.
     Current trends in the Company’s liquidity indicate that, absent operational changes or additional funds from a financing or asset sale, the Company could face a liquidity shortfall in the first half of fiscal 2009. As a result, management and the Board of Directors are actively focused on operational and other initiatives to increase cash flow. While no assurances can be given that these initiatives will be successful, management believes that the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for at least the next 12 months.
     The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt will depend on a range of economic, competitive and business factors, many of which are outside its control. The Company’s business may not generate sufficient cash flow from operations to meet its debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If the Company is unable to meet its expenses, debt service and other obligations, it may need to refinance all or a portion of its indebtedness on or before maturity, sell assets or raise equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have a material adverse effect on its business, financial condition and results of operations.

Contractual Obligations
     We have summarized our significant financial contractual obligations as of October 31, 2007 in our Annual Report on Form 10-K for the year ended October 31, 2007. There have been no subsequent material changes to our contractual obligations from that date with the exception of refinancing the $4.1 million balance on the Union Bank term loan with proceeds from the Credit Facility with B of A during the first quarter of fiscal 2008. This refinancing resulted in a movement of $2.6 million from the due in one to three years category under the Union Bank term loan to the due in less than one year category under the B of A credit facility.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s outstanding indebtedness as of April 30, 2008 includes a mortgage note, notes payable and capital lease obligations totaling $11.8 million, which approximates fair value based on current rates offered for debt with similar risks and maturities. These instruments bear interest at fixed rates ranging from 3.5% to 9.1%. The Company also had $39.3 million outstanding at April 30, 2008 on its Credit Facility with interest charged at the bank’s reference rate plus a pre-defined spread based on the Company’s fixed charge coverage ratio or average daily borrowing base availability (the “Applicable Rate”). At April 30, 2008, the Applicable Rate was 5.00%. The Credit Facility also provides for optional interest rates based on LIBOR for periods between one and six months. A hypothetical 10% increase in interest rates during the six months ended April 30, 2008 would have resulted in a $138,000 increase in net loss. For details regarding the Company’s variable and fixed rate debt, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. Such contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at April 30, 2008 or October 31, 2007. The Company continues to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.
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

     The Company carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2008. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2008.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the three month period ending April 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company has in place a License Agreement, as amended to date (the “License Agreement”), with Callaway Golf Company (“Callaway”). Callaway has objected to the Company’s launch of a new golf-related technical outerwear line in connection with the Company’s acquisition of the Sun Ice® and Sunice® trademarks in January 2008. Callaway claims that this activity is a material breach of the License Agreement which entitles Callaway to terminate the License Agreement. The Company strongly denies that its activities with the Sun Ice line breach the License Agreement and has pointed to specific language in the License Agreement that permits the Company to market products under any trademarks owned by itself or its subsidiaries. The Company is engaged in binding arbitration proceedings to resolve the dispute and such proceedings are in a preliminary phase. The Company has informed Callaway that any attempt to terminate the License Agreement in advance of an arbitral ruling in Callaway’s favor would, in the Company’s view, constitute wrongful termination, and Callaway has indicated that it will likely forego any termination at least until the arbitration is completed. The Company is evaluating whether it will seek damages or other relief against Callaway for any wrongful interference with the Company’s existing contract rights.
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
Item 1A. Risk Factors
     The following Risk Factors are hereby added to the risk factor disclosure provided in the Company’s Form 10-K for the year ended October 31, 2007.
     Callaway Golf Company has claimed a material breach of the Company’s exclusive licensing agreement. As detailed above under “Item 1. Legal Proceedings,” Callaway Golf Company (“Callaway”) has recently claimed that the Company’s launch of the Sun Ice® line constitutes a material breach of the License Agreement with Callaway. The Company strongly disputes this claim as being without any merit, and the parties are engaged in binding arbitration to determine whether a breach has occurred and whether Callaway has the right to terminate the License Agreement. While the Company is confident that the arbitrator will conclude that no breach has occurred, the uncertainties associated with the arbitration create a risk, since the loss of the Company’s expected revenues from the sale of Callaway-branded products would have a significant and material adverse effect on the Company’s business and financial results. There is a further risk that the Company’s expected revenues from the sale of Callaway-branded products could be impacted by the uncertainty associated with the ongoing arbitration even if the Company ultimately prevails.
     The Company will need to improve cash flow from operations or through a financing or sale of assets to avoid a future liquidity shortfall. As discussed above under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity,” current trends in the Company’s liquidity indicate that, absent operational changes or additional funds from a financing or asset sale, the Company could face a liquidity shortfall in the first half of fiscal 2009. While the Company is actively focused on operational and other initiatives to increase cash flow, no assurances can be given that these initiatives will be successful. The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt will depend on a range of economic, competitive and business factors, many of which are outside its control. The Company’s business may not generate sufficient cash flow from operations to meet its debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If the Company is unable to meet its expenses, debt service and other obligations, it may need to refinance all or a portion of its indebtedness on or before maturity, sell assets or raise equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have a material adverse effect on its business, financial condition and results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –
     The stockholder votes at the May 29, 2008 Annual Meeting on the election of directors were as follows:

	Number of	Number of
	Votes FOR	Votes WITHHELD
David M. Meyer	9,736,841	1,905,237
James G. O’Connor	9,743,914	1,898,164
John W. Richardson	9,736,624	1,905,454
     The stockholder votes at the May 29, 2008 Annual Meeting on the amendments to the Company’s amended and restated 2000 Equity Incentive Plan were as follows:

	Number		Number of	Number of
	of Votes	Number of	Votes	Broker
	FOR	Votes AGAINST	ABSTAIN	NON VOTES
Amend 2000 EIP	5,763,681	2,751,614	72,747	3,054,036
Percent of votes cast	67.11%	32.04%	0.85%	n/a
     The stockholder votes at the May 29, 2008 Annual Meeting on the ratification of Moss Adams, LLP as the independent registered public accounting firm were as follows:

	Number of	Number of	Number of
	Votes FOR	Votes AGAINST	Votes ABSTAIN
Ratification of Moss Adams, LLP	11,604,430	17,578	20,070
Percent of votes cast	99.68%	0.15%	0.17%
Item 6. EXHIBITS

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

4(e)	Amendment No. 1 effective as of July 3, 2007 to the Rights Agreement dated as of February 22, 2000 by and between Ashworth, Inc. and Computershare Trust Company, N. A., as successor Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed on July 3. 2007 (File No. 001-14547) and incorporated herein by reference).

10(a)	Amendment to License Agreement, effective March 29, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.1 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference).

10(a)(2)	Amendment to License Agreement, effective December 3, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.2 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference).

10(b)	Amendment to the Company’s Code of Business Conduct and Ethics effective December 12, 2007 (filed as Exhibit 14.1 to the Company’s Form 8-K on December 14, 2007 (File No. 001-14547) and incorporated herein by reference).

10(c)	Consulting agreement between Fletcher Leisure Group Ltd. and the Company, effective January 11, 2008 (filed as Exhibit 10(ap) to the Company’s Form 10-K on January 14, 2008 (File No. 001-14547) and incorporated herein by reference).

10(d)	Loan agreement, effective January 11, 2008 by and between the Company and Bank of America, N. A. (filed as Exhibit 10(aq) to the Company’s Form 10-K on January 14, 2008 (File No. 001-14547) and incorporated herein by reference).

10(e)	Loan agreement, effective February 29, 2008 by and between Ashworth U.K. and Bank of America, N.A. (filed as Exhibit 10(e) to the Company’s Form 10-Q on March 11, 2008 (File No. 001-14547) and incorporated herein by reference).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC

Date: June 9, 2008	By: /s/ Allan H. Fletcher Allan H. Fletcher
Chief Executive Officer

Date: June 9, 2008	By: /s/ Greg W. Slack Greg W. Slack
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