Form 10-Q
period 2008-07-31
ASHWORTH INC
filed 2008-09-09
CIK 820774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding at August 31, 2008

$.001 par value Common Stock	14,746,844

-i-

PART I
FINANCIAL INFORMATION
ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2008	October 31, 2007
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$1,556,000	$6,104,000
Accounts receivable — trade, net	32,500,000	34,545,000
Accounts receivable — other, net	188,000	147,000
Inventories, net	55,365,000	50,529,000
Income tax refund receivable	202,000	1,117,000
Other current assets	4,189,000	4,981,000
Deferred income tax asset, net	112,000	48,000

Total current assets	94,112,000	97,471,000

Property, plant and equipment, at cost	64,040,000	68,495,000
Less accumulated depreciation and amortization	(30,178,000)	(30,980,000)

Total property, plant and equipment, net	33,862,000	37,515,000
Goodwill	15,250,000	15,250,000
Intangible assets, net	9,629,000	9,806,000
Other assets	126,000	372,000

Total assets	$152,979,000	$160,414,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit payable	$34,928,000	$19,615,000
Current portion of long-term debt	591,000	2,360,000
Accounts payable	11,779,000	12,728,000
Accrued liabilities:
Salaries and commissions	3,290,000	5,442,000
Other	6,723,000	5,235,000

Total current liabilities	57,311,000	45,380,000

Long-term debt, net of current portion	10,828,000	13,844,000
Deferred income tax liability	2,415,000	1,469,000
Other long-term liabilities	—	84,000
Stockholders’ equity:
Common stock	15,000	15,000
Capital in excess of par value	50,671,000	50,325,000
Retained earnings	26,140,000	42,217,000
Accumulated other comprehensive income	5,599,000	7,080,000

Total stockholders’ equity	82,425,000	99,637,000

Total liabilities and stockholders’ equity	$152,979,000	$160,414,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Net revenues	$45,155,000	$49,461,000	$137,500,000	$147,597,000
Cost of goods sold	29,399,000	30,578,000	84,858,000	89,856,000

Gross profit	15,756,000	18,883,000	52,642,000	57,741,000

Selling, general and administrative expenses	22,807,000	21,841,000	64,950,000	62,799,000

Loss from operations	(7,051,000)	(2,958,000)	(12,308,000)	(5,058,000)

Other income (expense):
Interest income	13,000	24,000	63,000	82,000
Interest expense	(840,000)	(837,000)	(2,562,000)	(2,209,000)
Net foreign currency exchange gain (loss)	130,000	(49,000)	1,253,000	69,000
Other expense, net	(117,000)	(5,000)	(184,000)	(183,000)

Total other expense, net	(814,000)	(867,000)	(1,430,000)	(2,241,000)

Loss before income tax	(7,865,000)	(3,825,000)	(13,738,000)	(7,299,000)
Provision for income taxes	1,716,000	1,824,000	2,339,000	3,331,000

Net loss	$(9,581,000)	$(5,649,000)	$(16,077,000)	$(10,630,000)

Net loss per share:
Basic	$(0.65)	$(0.39)	$(1.09)	$(0.73)
Diluted	$(0.65)	$(0.39)	$(1.09)	$(0.73)

Weighted-average shares outstanding:
Basic	14,714,000	14,602,000	14,714,000	14,548,000
Diluted	14,714,000	14,602,000	14,714,000	14,548,000
See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended July 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,077,000)	$(10,630,000)
Adjustments to reconcile net income to net cash:
Depreciation of property and equipment	4,155,000	4,235,000
Amortization of trademarks and distribution rights	303,000	346,000
Loss on disposal of fixed assets	6,000	80,000
Decrease in net deferred income taxes	882,000	2,676,000
Stock compensation expense	346,000	572,000
(Increase)/decrease in:
Accounts receivable	2,004,000	2,982,000
Inventories	(4,836,000)	(8,637,000)
Prepaid expenses	792,000	888,000
Other assets (net of amortization)	982,000	(272,000)

(Increase)/decrease in:
Accounts payable	(949,000)	(437,000)
Accrued liabilities	(664,000)	(656,000)
Income taxes payable	915,000	2,820,000
Other long term liabilities	(84,000)	(98,000)

Net cash used in operating activities	(12,225,000)	(6,131,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,574,000)	(3,189,000)
Proceeds from trade-in of equipment	27,000	—
Purchase of intangibles	(126,000)	(64,000)

Net cash used in investing activities	(1,673,000)	(3,253,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash	261,000	—
Principal payments on capital lease obligations	(310,000)	(229,000)
Borrowings on line of credit	105,896,000	31,250,000
Payments on line of credit	(90,583,000)	(22,950,000)
Borrowings on notes payable and long-term debt	—	683,000
Principal payments on notes payable and long-term debt	(4,475,000)	(1,518,000)
Proceeds from issuance of common stock	—	881,000

Net cash provided by financing activities	10,789,000	8,117,000

Effect of exchange rate changes	(1,439,000)	1,628,000

Net decrease in cash and cash equivalents	(4,548,000)	361,000
Cash, beginning of period	6,104,000	7,508,000

Cash, end of period	$1,556,000	$7,869,000

See accompanying notes to condensed consolidated financial statements.

ASHWORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008
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
Shipping and Handling Expenses
Shipping expenses, which consist primarily of payments made to freight companies, are reported in selling, general and administrative expenses. Shipping expenses for the quarters ended July 31, 2008 and 2007 were $687,000 and $617,000, respectively. For the nine-month periods ended July 31, 2008 and 2007, shipping expenses were $1,809,000 and $1,811,000, respectively.
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

The following table sets forth the computation of basic and diluted loss per share based on the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(9,581,000)	$(5,649,000)	$(16,077,000)	$(10,630,000)

Denominator:
Weighted-average shares outstanding	14,714,000	14,602,000	14,714,000	14,548,000
Effect of dilutive options	—	—	—	—

Denominator for diluted loss per share	14,714,000	14,602,000	14,714,000	14,548,000

Basic loss per share	$(0.65)	$(0.39)	$(1.09)	$(0.73)
Diluted loss per share	$(0.65)	$(0.39)	$(1.09)	$(0.73)
For the quarters ended July 31, 2008 and 2007, the diluted weighted-average shares outstanding computation excludes 1,035,000 and 510,000 options, respectively, whose impact would have an anti-dilutive effect. For the nine-month periods ended July 31, 2008 and 2007, the diluted weighted-average shares outstanding computation excludes 740,000 and 564,000 options, respectively, whose impact would have an anti-dilutive effect.
NOTE 2 — Inventories.
Inventories consisted of the following at July 31, 2008 and October 31, 2007:

	July 31,	October 31,
	2008	2007
Raw materials	$379,000	$135,000
Finished Goods	54,986,000	50,394,000

Total inventories, net	$55,365,000	$50,529,000

NOTE 3 — Property, Plant and Equipment.
During the first nine months of fiscal year 2008, the Company disposed of $4,938,000 of fully depreciated fixed assets that were no longer in service: $3,377,000 for computer equipment, $1,160,000 for embroidery tapes, $274,000 for furniture and fixtures, $48,000 for leasehold improvements, $20,000 for machinery and equipment. Also, during the first nine months of fiscal year 2008, the Company disposed of $59,000 for a vehicle with accumulated depreciation of $32,000 on a trade-in for another vehicle and $14,000 of furniture and fixtures that were no longer in service with a disposal loss of $6,000. During the first nine months of fiscal year 2007, the Company disposed of $1,802,000 of furniture and fixtures that were no longer in service with a disposal loss of $80,000.

NOTE 4 — Goodwill and Other Intangible Assets.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and certain intangible assets are not amortized but are subject to an annual impairment test. At each of July 31, 2008 and October 31, 2007, goodwill totaled $15,250,000. The following sets forth the intangible assets, excluding goodwill, by major category:

	July 31, 2008			October 31, 2007
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Indefinite life:
Tradenames	$8,700,000	$—	$8,700,000	$8,700,000	$—	$8,700,000
Finite life:
Customer lists	1,530,000	(923,000)	607,000	1,530,000	(767,000)	763,000
Non-competes	1,372,000	(1,325,000)	47,000	1,372,000	(1,238,000)	134,000
Customer sales backlog	190,000	(190,000)	—	190,000	(190,000)	—
Trademarks	1,708,000	(1,433,000)	275,000	1,582,000	(1,373,000)	209,000

Total intangible assets	$13,500,000	$(3,871,000)	$9,629,000	$13,374,000	$(3,568,000)	$9,806,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from one to seven years. During the nine months ended July 31, 2008 and 2007, aggregate amortization expense was approximately $303,000 and $346,000, respectively.
Amortization expense related to intangible assets at July 31, 2008 in each of the next five fiscal years and beyond is expected to be as follows:

Remainder 2008	$112,000
2009	312,000
2010	279,000
2011	192,000
2012	32,000
2013	2,000
Thereafter	—

Total	$929,000

NOTE 5 — Business Loan Agreement.
On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit that will be 100% reserved against borrowing availability) with Bank of America, N.A. (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its then existing term loan, revolving credit facility, to cash collateralize all outstanding letters of credit with Union Bank of California, N.A. and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by substantially all of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).

Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest was set at LIBOR plus 1.25% for the first six months of the agreement and adjusts thereafter. At July 31, 2008, the interest rate applicable to borrowings under the Credit Facility’s base rate was 5.00% and 3.98% for balances using the LIBOR election. The Company also is required to pay customary fees under the Credit Facility. All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
The consolidated borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than those that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility provided by B of A to Ashworth U.K., Ltd., as described below. The consolidated borrowing base as of July 31, 2008 was $55.0 million; unused availability, as of July 31, 2008, was $9.3 million.
The Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to take certain actions, including covenants limiting the Company’s ability to incur or guarantee additional debt, incur liens, pay dividends, repurchase stock or make other distributions, sell assets, make loans and investments, prepay certain indebtedness, enter into consolidations or mergers, and enter into transactions with affiliates. The Credit Facility also limits the ability of the Company to agree to certain change of control transactions, because a “change of control” (as defined in the Credit Facility) is an event of default. The Credit Facility also contains customary representations and warranties, affirmative covenants, events of default, indemnities and other terms and conditions.
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
The foregoing summary of the U.K. Loan Facility is qualified by reference to the Loan and Security Agreement dated as of February 9, 2008 attached as Exhibit 10(e) to the Company’s Form 10-Q filed with the SEC on March 11, 2008. Please see the Loan and Security Agreement for a more detailed description of the terms of the Credit Facility.

NOTE 6 — Common Stock and Capital in Excess of Par Value.
During the nine months ended July 31, 2008 and 2007, common stock and capital in excess of par value increased by $346,000 and $1,453,000, respectively, of which $0 and $881,000 was due to the issuance of 0 and 130,000 shares of common stock on exercise of options. For the nine months ended July 31, 2008 and 2007, $346,000 and $572,000, respectively, was due to SFAS No. 123R compensation expense. See Note 7, below.
NOTE 7 — Stock-Based Compensation.
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
The assumptions used for the three-month and nine-month periods ended July 31, 2008 and 2007 and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Expected life (years)	—	4.64	3.51	4.91
Risk-free interest rate	—	4.89%	2.74%	4.65%
Volatility	—	37.4%	50.6%	37.4%
Dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$—	$3.24	$1.00	$3.06
SFAS No. 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value for the employee stock options granted during the respective periods were estimated at the date of grant using the Black-Scholes-Merton option-pricing model and are amortized on an accrual method basis as compensation expense over the vesting periods of the options. Stock-based compensation expense during the three months ended July 31, 2008 and 2007 was $85,000 and $193,000, respectively. Stock-based compensation expense during the nine months ended July 31, 2008 and 2007 was $346,000 and $572,000, respectively.

There was no income tax benefit related to stock-based compensation expense for the third quarter of fiscal 2008 and 2007 or for the first nine months of fiscal 2008 and 2007. As of July 31, 2008 and 2007, $75,000 and $365,000, respectively, of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of eight and a half months and two and a half years, respectively. The compensation cost to be recognized in future periods as of July 31, 2008 and 2007 does not consider or include the effect of stock options that may be issued in subsequent periods.
NOTE 8 — Comprehensive Loss.
The Company includes the cumulative foreign currency translation adjustment as a component of the comprehensive loss in addition to net loss for the period. The following table sets forth the components of comprehensive loss for the periods presented:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net loss	$(9,581,000)	$(5,649,000)	$(16,077,000)	$(10,630,000)
Effects of foreign currency translation	(107,000)	618,000	(1,481,000)	1,704,000

Total comprehensive loss	$(9,688,000)	$(5,031,000)	$(17,558,000)	$(8,926,000)

NOTE 9 — Legal Proceedings.
The Company has in place a License Agreement, as amended to date (the “License Agreement”), with Callaway Golf Company (“Callaway”). Callaway has objected to the Company’s launch of a new golf-related technical outerwear line in connection with the Company’s acquisition of the Sun Ice® and Sunice® trademarks in January 2008. Callaway claims that this activity is a material breach of the License Agreement which entitles Callaway to terminate the License Agreement. The Company strongly denies that its activities with the Sun Ice line breach the License Agreement and has pointed to specific language in the License Agreement that permits the Company to market products under any trademarks owned by itself or its subsidiaries. The Company is engaged in binding arbitration proceedings to resolve the dispute and such proceedings are in a preliminary phase. The arbitration is currently scheduled for early November 2008. The Company has informed Callaway that any attempt to terminate the License Agreement in advance of an arbitral ruling in Callaway’s favor would, in the Company’s view, constitute wrongful termination, and Callaway has indicated that it will likely forego any termination at least until the arbitration is completed. The Company is evaluating whether it will seek damages or other relief against Callaway for any wrongful interference with the Company’s existing contract rights.
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
NOTE 10 — Income Taxes.
During the financial close for the quarter ended July 31, 2008, the Company performed its quarterly assessment of its net deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
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
Accordingly, as of July 31, 2008, the Company has an additional $7.1 million valuation allowance recorded against corresponding increases in deferred tax assets of $7.1 million, primarily related to net operating losses. This is a $4.3 million increase from the second quarter of 2008, due primarily to an increase in estimated net operating losses. These tax charges are included in the provision for income taxes in the accompanying condensed consolidated statements of operations. The Company expects to continue to record the valuation allowance against its deferred tax assets until positive evidence is sufficient to justify realization.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position must be recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN No. 48 on November 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $227,000. There was no change in the unrecognized tax benefits as a result of the implementation of FIN No. 48 and, therefore, no amount was recorded as a cumulative effect adjustment to equity.

As of July 31, 2008, the liability for income tax associated with uncertain tax positions was $41,000. The total $41,000 of unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company believes that it is reasonably possible that during the next 12 months, the amount of unrecognized tax benefits may be reduced by up to $41,000. The reduction in unrecognized tax benefits would relate to the settlement of pending state voluntary disclosures.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of July 31, 2008, the Company had accrued $12,000 of interest.
The Company is subject to taxation in the United States and various state and foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities and tax returns for fiscal 2004 and forward are subject to examination by state tax authorities. The Company’s tax returns for fiscal 2006 and forward are subject to examination by the U.K. tax authorities.
(11) Related-Party Transactions
In October 2007, the Company announced the appointment of Allan H. Fletcher to the position of Chief Executive Officer. Mr. Fletcher is the founder of Fletcher Leisure Group, Inc. (“FLG”) which has been one of Canada’s leading suppliers of branded golf apparel, sportswear and golf equipment for over 40 years and is a long-standing business partner of the Company. The Company distributes Ashworth and Callaway Golf apparel, headwear and accessories in Canada through two separate divisions operated by FLG. The Company pays FLG a management fee equal to 19% of net revenues. For the 19% fee, FLG provides various services including, but not limited to, inventory receiving, warehousing, distribution, sales, customer service, credit analysis, collection of receivables and general accounting. Mr. Fletcher was responsible for the operations and strategic direction of FLG and served as its President until December 2003 when he became the Chairman of FLG. Mr. Fletcher’s son, Mark Fletcher, currently serves as the President of FLG and oversees its operations.
In January 2008, the Company announced the acquisition of the Sun Ice® and Sunice® trademarks from FLG. The Company has launched a new golf-related technical outerwear line under this brand in the United States, the United Kingdom, Ireland and Europe. The purchase price for the trademarks consists primarily of a $50,000 up front payment and participation in the future EBITDA of the Sunice brand. In addition, initial purchases of Sunice product and samples were purchased directly from FLG.
On January 15, 2008, Sunice Holdings, Inc. (“Sunice”), a wholly owned subsidiary of the Company, entered into a purchase agreement (the “Agreement”) with FLG. Under the Agreement, Sunice agreed to purchase certain trademarks and related assets of FLG (the “Acquired Assets”), and FLG agreed to provide certain services to Sunice in connection therewith. The aggregate consideration to be paid by Sunice for the Acquired Assets and certain non-competition covenants included in the Agreement was $50,000 plus a profit sharing amount to be paid during the ten years after the closing of the acquisition (the “Profit Sharing”). Under the Agreement, for the term of the Agreement, FLG agreed not to, directly or indirectly, sell or distribute golf related apparel or similar designs that are developed by FLG for sale by Sunice to on-course and off-course golf specialty accounts, corporate accounts, and specialty retailers and department stores.
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
Certain procedures, including the appointment of Edward J. Fadel, President of Ashworth, to oversee all operational aspects of the Sunice brand, have been put in place to ensure that all purchases from FLG are on terms consistent with those offered to other, unrelated parties.

During the three months and nine months ended July 31, 2008 and 2007 the Company had the following transactions with FLG:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Sunice inventory purchased	$40,000	$—	$775,000	$—
Management fees paid	347,000	337,000	1,182,000	1,199,000
Expenses and supplies reimbursed	44,000	—	275,000	—
Sunice trademark purchase	—	—	50,000	—

Total transactions with FLG	$431,000	$337,000	$2,232,000	$1,199,000

There were no material outstanding amounts due to or due from FLG at July 31, 2008 or 2007.
Effective January 11, 2008, the Company entered into a consulting agreement with Fletcher Leisure Group, Ltd., (“FLG Ltd.”), a New York corporation, under which FLG Ltd. provides the services of a management consultant to act as the Company’s Chief Executive Officer. The initial management consultant designated by FLG Ltd. is Mr. Fletcher, and FLG Ltd. may not designate any other management consultant without the Company’s written permission. During the three months ended July 31, 2008 and 2007, the Company paid consulting fees to FLG Ltd. of $36,000 and $0, respectively. During the nine months ended July 31, 2008 and 2007, the Company paid consulting fees to FLG Ltd. of $138,000 and $0, respectively. There were no material outstanding amounts due to or due from FLG Ltd. at July 31, 2008 or 2007.
The Company purchases inventoried products from Seidensticker (Overseas) Limited (“Seidensticker”), a stockholder whose President and Chief Executive Officer was elected to the Company’s Board of Directors effective January 1, 2006. During the three months ended July 31, 2008 and 2007, the Company purchased from Seidensticker $240,000 and $151,000 of inventory, respectively. During the nine months ended July 31, 2008 and 2007, the Company purchased $535,000 and $869,000, respectively. The Company believes that the terms upon which it purchased the inventoried products from Seidensticker are consistent with the terms offered to other, unrelated parties. There were no material outstanding amounts due to or due from Seidensticker at July 31, 2008 or 2007.
NOTE 12 — Segment Information.
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

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Net revenues:
Domestic	$26,195,000	$28,368,000	$78,418,000	$87,291,000
Gekko Brands, LLC	11,666,000	12,574,000	34,344,000	32,809,000
Ashworth, U.K., Ltd.	4,663,000	6,065,000	16,162,000	19,395,000
Other International	2,631,000	2,454,000	8,576,000	8,102,000

Total	$45,155,000	$49,461,000	$137,500,000	$147,597,000

Income (loss) from operations:
Domestic	$(8,764,000)	$(5,433,000)	$(16,891,000)	$(10,753,000)
Gekko Brands, LLC	698,000	813,000	1,429,000	2,112,000
Ashworth, U.K., Ltd.	499,000	1,094,000	1,086,000	1,604,000
Other International	516,000	568,000	2,068,000	1,979,000

Total	$(7,051,000)	$(2,958,000)	$(12,308,000)	$(5,058,000)

Capital expenditures:
Domestic	$235,000	$755,000	$1,151,000	$2,710,000
Gekko Brands, LLC	147,000	112,000	396,000	313,000
Ashworth, U.K., Ltd.	5,000	2,000	27,000	166,000

Total	$387,000	$869,000	$1,574,000	$3,189,000

Depreciation expense:
Domestic	$944,000	$1,196,000	$3,578,000	$3,735,000
Gekko Brands, LLC	136,000	121,000	408,000	332,000
Ashworth, U.K., Ltd.	54,000	63,000	169,000	168,000

Total	$1,134,000	$1,380,000	$4,155,000	$4,235,000

	July 31,	October 31,
	2008	2007
Total assets:
Domestic	$72,392,000	$80,715,000
Gekko Brands, LLC	45,534,000	45,217,000
Ashworth, U.K., Ltd.	25,274,000	25,733,000
Other International	12,779,000	8,749,000

Total	$155,979,000	$160,414,000

Long-lived assets, at cost:
Domestic	$55,429,000	$65,532,000
Gekko Brands, LLC	31,645,000	29,653,000
Ashworth, U.K., Ltd.	5,842,000	2,306,000

Total	$92,916,000	$97,491,000

Goodwill:
Gekko Brands, LLC	$15,250,000	$15,250,000

NOTE 13 — Recent Accounting Pronouncements.
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
On February 15, 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.
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
     Because the Company’s business is seasonal, the current balance sheet balances at July 31, 2008 may more meaningfully be compared to the balance sheet balances at July 31, 2007, rather than to the balance sheet balances at October 31, 2007.
Cautionary Statements and Risk Factors
     This report contains certain forward-looking statements related to the Company’s market position, finances, operating results, marketing and business plans and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may contain the words “believes,” “anticipates,” “expects,” “predicts,” “estimates,” “projects,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or unanticipated events unless required by law. These statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks include the uncertainties associated with a potential liquidity shortfall in the first half of fiscal 2009, implementing a successful transition in executive leadership, successful resolution of the current dispute with Callaway Golf, the evaluation of strategic alternatives that may be presented, timely development and acceptance of new products, as well as strategic alliances, the impact of competitive products and pricing, the success of the Sun Ice® and Callaway Golf apparel product lines, the preliminary nature of bookings information, the ongoing risk of excess or obsolete inventory, the potential inadequacy of booked reserves, the successful operation of the distribution facility in Oceanside, CA, the successful implementation of the Company’s ERP system, and other risks described in Ashworth, Inc.’s SEC reports, including the annual report on Form 10-K for the year ended October 31, 2007 and amendments to any of the foregoing reports, including the Form 10-K/A for the year ended October 31, 2007.
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

     Sales Returns and Other Allowances. Management must make estimates of potential future product returns related to current period product revenues. The Company also makes payments and/or grants credits to its customers as markdown (buy-down) allowances and must make estimates of such potential future allowances. Management analyzes historical returns and allowances, current economic trends, changes in customer demand, and sell-through of the Company’s products when evaluating the adequacy of the provisions for sales returns and other allowances. Significant management judgment and estimates must be made and used in connection with establishing the provisions for sales returns and other allowances in any accounting period. These markdown allowances are reported as a reduction of the Company’s net revenues. Material differences may result in the amount and timing of the Company’s revenues for any period if management makes different judgments or utilizes different estimates. The reserves for sales returns and other allowances amounted to $2.5 million at July 31, 2008 compared to $3.9 million at October 31, 2007 and $3.4 million at July 31, 2007.
     Allowance for Doubtful Accounts. Management must make estimates of the collectability of accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by analyzing accounts receivable aging, current economic conditions and historical bad debts and continually evaluating individual customer receivables considering the customer’s financial condition. If the financial condition of any significant customers were to deteriorate, resulting in the impairment of their ability to make payments, material additional allowances for doubtful accounts may be required. The Company maintains credit insurance to cover many of its major accounts. The Company’s trade accounts receivable balance was $32.5 million, net of allowances for doubtful accounts of $1.0 million, at July 31, 2008, as compared to the balance of $34.6 million, net of allowances for doubtful accounts of $1.0 million, at October 31, 2007. At July 31, 2007, the trade accounts receivable balance was $31.3 million, net of allowances for doubtful accounts of $0.9 million.
     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. This process provides for a new basis for the inventory until it is sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s inventory balance was $55.4 million, net of inventory write-downs of $4.0 million, at July 31, 2008, as compared to an inventory balance of $50.5 million, net of inventory write-downs of $4.6 million, at October 31, 2007. At July 31, 2007, the inventory balance was $53.6 million, net of inventory write-downs of $5.1 million.
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

Significant judgment is required in determining the Company’s consolidated income tax provision and evaluating its U.S. and foreign tax positions. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which became effective for the Company beginning November 1, 2007. FIN No. 48 addressed the determination of how tax benefits claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The total liability for unrecognized tax benefits as of the date of adoption was $227,000. There was no change in the unrecognized tax benefits as a result of the implementation of FIN No. 48. As of July 31, 2008, the liability for income tax associated with uncertain tax positions was $41,000. If the Company is unable to uphold its position upon ultimate settlement, it may impact its results of operations, financial position or cash flows.
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
Off-Balance Sheet Arrangements
     At July 31, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute off-balance sheet arrangements as defined in Item 303 of SEC Regulation S-K. In addition, the Company does not engage in trading activities involving non-exchange traded contracts which rely on estimation techniques to calculate fair value. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
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
     Current trends in the Company’s liquidity indicate that, absent operational improvements or additional funds from a financing or asset sale, the Company could face a liquidity shortfall in the first half of fiscal 2009. As a result, management and the Board of Directors are actively focused on operational and other initiatives to increase cash flow. While no assurances can be given that these initiatives will be successful, management believes that the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for the next 12 months.

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
     While the Company has historically held a leading market share of apparel within its core market and channel of distribution, “on-course” golf retailers, this market share has eroded in the recent past, giving way to a few well-capitalized shoe and sporting goods competitors. During the third quarter ending July 31, 2008, consolidated net revenues decreased 8.7% as compared to the same period of fiscal 2007. Consolidated gross profit decreased by 16.6% with gross margins decreasing from 38.2% of net revenue in the third quarter ended July 31, 2007 to 34.9% in the third quarter ended July 31, 2008. Management is evaluating and implementing initiatives that it believes will strengthen its overall market share and improve operating results. Specific areas of focus are product design and quality, channels of distribution, sales force and supply chain management, and operating costs.
     In January 2008, the Company announced the acquisition of the Sun Ice® and Sunice® trade marks from Fletcher Leisure Group Inc. The Company has launched a new golf-related technical outerwear line during 2008 under this brand in the United States, the United Kingdom, Ireland and Europe.

Results of Operations
Third quarter 2008 compared to Third quarter 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in thousands):

	Three months ended				% of Total
	July 31,		Change		Revenue
	2008	2007	$	%	2008	2007
Net revenues:
Retail distribution	$1,142	$1,652	$(510)	(30.9)%	2.5%	3.3%
Domestic green grass	18,183	17,240	943	5.5%	40.3%	34.8%
Domestic corporate	4,290	6,259	(1,969)	(31.5)%	9.5%	12.7%
Domestic outlet store	2,580	3,217	(637)	(19.8)%	5.7%	6.5%

Total domestic	26,195	28,368	(2,173)	(7.7)%	58.0%	57.3%

Gekko	11,666	12,574	(908)	(7.2)%	25.9%	25.4%
Ashworth U.K.	4,663	6,065	(1,402)	(23.1)%	10.3%	12.3%
Other international	2,631	2,454	177	7.2%	5.8%	5.0%

Total net revenues	45,155	49,461	(4,306)	(8.7)%	100.0%	100.0%

Cost of goods sold	29,399	30,578	(1,179)	(3.9)%	65.1%	61.9%
Selling, general and administrative expenses	22,807	21,841	966	4.4%	50.5%	44.2%

Total operating expenses	52,206	52,419	(213)	(0.4)%	115.6%	106.1%

Loss from operations	(7,051)	(2,958)	(4,093)	138.4%	(15.6)%	(6.1)%
Interest expense, net	(827)	(813)	(14)	1.7%	(1.9)%	(1.4)%
Other income (expense), net	13	(54)	67	(124.1)%	0.0%	(0.1)%

Loss before provision for income taxes	(7,865)	(3,825)	(4,040)	105.6%	(17.5)%	(7.6)%
Provision for income taxes	1,716	1,824	(108)	(5.9)%	3.7%	3.8%

Net loss	$(9,581)	$(5,649)	$(3,932)	69.6%	(21.2)%	(11.4)%

     Consolidated net revenues for the third quarter of fiscal 2008 decreased by 8.7% to $45.2 million from $49.5 million for the same period of the prior fiscal year, primarily due to sales decreases from the Company’s corporate distribution channel, Ashworth U.K., Gekko Brands, LLC (“Gekko”) and the Company-owned outlets. These decreases were partly offset by increases in sales from the domestic green grass distribution and other international channels.
     Net revenues for the domestic segment, which excludes Gekko, decreased 7.7% to $26.2 million for the third quarter of fiscal 2008 from $28.4 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased from $1.7 million in the third quarter of fiscal 2007 to $1.1 million in the third quarter of fiscal 2008. This decrease was driven by a consolidation of retail accounts and their associated location closures and a decision by the Company’s management team to strategically exit a number of large accounts.
     Net revenues from the Company’s corporate distribution channel decreased 31.5% or $2.0 million for the third quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease in the corporate channel primarily resulted from weakness in the economy and lower corporate spending.

     Third quarter 2008 net revenues from the Company’s core channel of distribution, on-course golf retailers, increased 2.8%, or $0.4 million, over the comparable prior year quarter. Additionally, revenues from the Company’s off-course retailers increased 22.1%, or $0.5 million. The Company continues to experience significant competitive pressure within the off-course channel of distribution. This growth is the result of the implementation of new sales management processes, in both the on-course and off-course channels of distribution, and a strengthening of the sales team in both quantity and quality. However, as a result of the difficult economy, retail sell-through during the third quarter of 2008 has been below expectations and the Company expects revenues from this channel to decrease for the remainder of the fiscal year as compared to prior year periods.
     Net revenues from the Company-owned outlet stores decreased 19.8%, or $0.6 million, for the third quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease was driven largely due to the difficult economic environment combined with product assortment and merchandising issues.
     Net revenues for Gekko decreased 7.2%, or $0.9 million, to $11.7 million for the third quarter of fiscal 2008 as compared to $12.6 million for the same period of the prior fiscal year. This decrease was primarily driven by a softness in the collegiate and green grass markets as well as a continued deterioration from the Outdoor Direct catalog sales.
     Net revenues for Ashworth U.K., Ltd. decreased 23.1%, or $1.4 million, to $4.7 million for the third quarter of fiscal 2008 from $6.1 million for the same period of the prior fiscal year. The decrease is due to reduced in-season replenishments orders from the Company’s resort, golf and retail customers as well as lower corporate revenues, all a result of the slowing economy in Europe.
     Net revenues for the other international segment increased 7.2% or $0.2 million for the third quarter of fiscal 2008. The increase was due primarily to the favorable effect of currency exchange rates as a result of the U.S. dollar weakening against the Canadian dollar, when compared to the prior year.
     Consolidated gross margin for the third quarter of fiscal 2008 decreased 330 basis points to 34.9% as compared to 38.2% for the same period of the prior fiscal year. The decrease in consolidated gross margin was driven by increased discounting, higher product costs as a result of fixed overhead allocated to lower sales volumes, higher material and transportation costs and an increase in inventory reserves due to the aging of certain inventory during the difficult economy. Sales of the Company’s “off-price” products were at significantly higher discounts during the third quarter of 2008 as compared to the same quarter of the prior year. In addition, the European channel experienced larger discounts within its resort, golf and retail customers.
     Consolidated selling, general and administrative (“SG&A”) expenses increased $1.0 million, or 4.4%, to $22.8 million for the third quarter of fiscal 2008 from $21.8 million for the same period of the prior fiscal year. As a percent of net revenues, SG&A expenses were 50.5% for the third quarter of fiscal 2008 as compared to 44.2% for the same period of the prior fiscal year. The increase is largely due to increased consulting fees, primarily associated with a review of the Company’s operations, cost structures and strategic plans. Also contributing to higher SG&A expenses were increases in tradeshow/tournament/sales meeting expenses, royalties as a result of a higher concentration of revenues from licensed products and an increase in incentive compensation as a result of the reversal of the fiscal year 2007 year-to-date performance-based bonus accrual during the third quarter of 2007. These increases were partially offset by a decrease in severance, a decrease in the expense related to the employment and non-compete agreement entered into with the principals of Gekko on June 4, 2007, and lower commissions.

     Total net other expense decreased 6.1%, or $0.1 million, to $0.8 million for the third quarter of fiscal 2008 as compared to $0.9 million for the same period of the prior fiscal year. The decrease in other expense was primarily driven by favorable currency translation effects of $0.2 million, partially offset by an increase in other expenses of $0.1 million.
     It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such discrete items is recognized in the interim period in which the event occurs.
     The effective tax rate for the income tax provision for the three months ended July 31, 2008 and 2007 was (22%) and (48%), respectively. The increase in the effective rate for the current period as compared to the same period of the prior fiscal year is due to discrete one-time charges in the third quarter of the current fiscal year of $4.3 million to increase the valuation allowance against net deferred tax assets, primarily consisting of estimated net operating losses.
     Consolidated net loss increased $4.0 million to $9.6 million for the third quarter of fiscal 2008 from a net loss of $5.6 million for the same period of the prior fiscal year. The increased loss is primarily due to the $4.3 million decrease in net revenues offset by the $0.2 million decrease in total operating expenses, the $0.1 million decrease in other expenses and the $0.1 million decrease in provision for income taxes.

Nine months ended July 31, 2008 compared to Nine months ended July 31, 2007
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percent of total revenue (all dollar amounts in thousands):

	Nine months ended				% of Total
	July 31,		Change		Revenue
	2008	2007	$	%	2008	2007
Net revenues:
Retail distribution	$7,332	$12,160	$(4,828)	(39.7)%	5.3%	8.2%
Domestic green grass	50,036	48,059	1,977	4.1%	36.4%	32.6%
Domestic corporate	13,718	18,515	(4,797)	(25.9)%	10.0%	12.5%
Domestic outlet store	7,332	8,557	(1,225)	(14.3)%	5.3%	5.8%

Total domestic	78,418	87,291	(8,873)	(10.2)%	57.0%	59.1%

Gekko	34,344	32,809	1,535	4.7%	25.0%	22.3%
Ashworth U.K.	16,162	19,395	(3,233)	(16.7)%	11.8%	13.1%
Other international	8,576	8,102	474	5.9%	6.2%	5.5%

Total net revenues	137,500	147,597	(10,097)	(6.8)%	100.0%	100.0%

Cost of goods sold	84,858	89,856	(4,998)	(5.6)%	61.7%	61.0%
Selling, general and administrative expenses	64,950	62,799	2,151	3.4%	47.2%	42.5%

Total operating expenses	149,808	152,655	(2,847)	(1.9)%	108.9%	103.5%

Loss from operations	(12,308)	(5,058)	(7,250)	143.3%	(8.9)%	(3.5)%
Interest expense, net	(2,499)	(2,127)	(372)	17.5%	(1.8)%	(1.3)%
Other income (expense), net	1,069	(114)	1,183	(1037.7)%	0.8%	(0.1)%

Loss before provision for income taxes	(13,738)	(7,299)	(6,439)	88.2%	(9.9)%	(4.9)%
Provision for income taxes	2,339	3,331	(992)	(29.8)%	1.7%	2.3%

Net loss	$(16,077)	$(10,630)	$(5,447)	51.2%	(11.6)%	(7.2)%

     Consolidated net revenues for the first nine months of fiscal 2008 decreased 6.8% to $137.5 million from $147.6 million for the same period of the prior fiscal year. This decrease was due primarily to decreased sales in the Company’s retail and corporate distribution channels, the Company-owned outlets and Ashworth U.K., Ltd. These decreases were partly offset by increases in sales from the domestic green grass channel, Gekko (primarily the racing channel), and the other international segment.
     Net revenues for the domestic segment, which excludes Gekko, decreased 10.2%, or $8.9 million, to $78.4 million in the first nine months of fiscal 2008 from $87.3 million for the same period of the prior fiscal year.
     Net revenues from the Company’s retail distribution channel decreased 39.7%, or $4.8 million, in the first nine months of fiscal 2008 as compared to the same period of the prior fiscal year. This decrease was driven by a consolidation of retail accounts and their associated location closures, a challenging retail environment and a strategic decision by the management team to exit a number of large accounts.
     Net revenues from the Company’s core distribution channel, on-course golf retailers, increased 6.9%, or $2.5 million, in the first nine months of fiscal 2008 as compared to the same period of the prior fiscal year. However, this increase was partially offset by a decrease of $0.6 million in revenues from off-course and off-price retailers. The Company continues to experience significant competitive pressure within the off-course channel of distribution. This growth from on-course retailers is the result of the implementation of new sales management processes in the on-course channel of distribution, and a strengthening of the sales team in both quantity and quality.

     Net revenues from the Company’s corporate distribution channel decreased 25.9%, or $4.8 million, in the first nine months of fiscal 2008 as compared to the same period of the prior fiscal year. The decrease in the corporate channel resulted from lower corporate spending as a result of the difficult economy and certain customer events that occurred in the prior year period that did not recur in the comparable 2008 quarter as well as the Company’s strategic decision to discontinue sales to certain accounts.
     Net revenues from the Company outlet stores decreased 14.3%, or $1.2 million, in the first nine months of fiscal 2008 as compared to the same period of the prior fiscal year. The decrease was driven largely by the difficult retail environment combined with a product assortment issue and an increase in reduced price promotional activity.
     Net revenues for Gekko increased 4.7%, or $1.5 million, to $34.3 million for the first nine months of fiscal 2008 as compared to $32.8 million for the same period of the prior fiscal year. This increase was primarily driven by improved penetration within its NASCAR channel combined with an additional increase as a result of having exclusive vendor rights for the 50th running of the Daytona 500. These increases were partially offset by lower sales from the collegiate and golf channels as a result of the slowing economy, the absence in the first nine months of 2008 of certain corporate event revenues that occurred during the comparable period of fiscal 2007 and the deterioration of its Outdoor Direct catalog sales.
     Net revenues for Ashworth U.K., Ltd. decreased 16.7%, or $3.2 million, to $16.2 million in the first nine months of fiscal 2008 from $19.4 million for the same period of the prior fiscal year. The decrease is due to reduced in-season replenishment orders from the Company’s resort, golf and retail customers as well as lower corporate revenues, all a result of the slowing economy in Europe. Also contributing to the decrease was a loss of revenue as a result of the shut-down of the warehouse facility during the first quarter of fiscal 2008 related to the ERP implementation.
     Net revenues for the other international segment increased 5.9% to $8.6 million in the first nine months of fiscal 2008 from $8.1 million for the same period of the prior fiscal year. The increase was due primarily to the favorable effect of currency exchange rates as a result of the U.S. dollar weakening against the Canadian dollar, when compared to the prior year.
     Consolidated gross margin for the first nine months of fiscal 2008 decreased 80 basis points to 38.3% as compared to 39.1% for the same period of the prior fiscal year. The decrease in consolidated gross margin was primarily due to approximately $0.7 million of additional costs to divert the production of Gekko’s NASCAR products to alternate manufacturing facilities and expedite manufacturing and transportation as a result of a labor stoppage at a key headwear vendor in the first quarter, a higher concentration of lower margin revenues from Gekko’s NASCAR channel and an increase in inventory reserves due to the aging of certain inventory during the difficult economy. Partially offsetting these decreases was an increase in average sales prices out pacing the increase in average cost per unit combined with a lower concentration of lower margin off-price revenues.
     Consolidated SG&A expenses increased 3.4%, or $2.2 million, to $65.0 million for the first nine months of fiscal 2008 from $62.8 million for the same period of the prior fiscal year. As a percentage of revenues, SG&A expenses increased to 47.2% of net revenues for the first nine months of fiscal 2008, as compared to 42.5% for the same period of the prior fiscal year. This increase in SG&A is largely due to increased consulting fees, primarily associated with athlete endorsements, reviewing the Company’s operations, cost structures and strategic plans, design consultants and the consulting agreement for the services of our CEO. Also contributing was an increase in tradeshow/tournament/sales meeting expenses as a result of the timing and locations of certain events and the addition of the Sunice brand, and the expense related to the employment and non-compete agreements entered into with the principals of Gekko on June 4, 2007. These increases were partially offset by a decrease in salaries and wages, primarily performance-based bonuses and severance.

     Total net other expense decreased 36.2%, or $0.8 million, to $1.4 million in the first nine months of fiscal 2008 as compared to $2.2 million for the same period of the prior fiscal year, primarily driven by favorable currency exchange rates of $1.2 million, partially offset by an increase in interest expense of $0.4 million.
     The effective tax rate for the income tax provision for the nine months ended July 31, 2008 and 2007 was (17%) and (46%), respectively. The increase in the effective rate for the nine month period ended July 31, 2008 as compared to the same period a year ago is due to discrete one-time charges in the first nine months of the current fiscal year of $7.1 million to increase the valuation allowance against net deferred tax assets, primarily consisting of estimated net operating losses.
     Consolidated net loss increased $5.4 million to a loss of $16.1 million for the nine months ended July 31, 2008 from a net loss of $10.6 million for the same period of the prior fiscal year. The increase is primarily due to the $10.1 million decrease in revenue, partially offset by the $2.8 million decrease in total operating expenses, a $0.8 million decrease in other expenses and the $1.0 million decrease in the tax provision.
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
     During the nine months ended July 31, 2008, net cash used in operating activities was $12.2 million as compared to $6.1 million used in operating activities during the same period of the prior fiscal year. The increase in cash used in operations was primarily due to a net operating loss of $16.1 million as compared to a net operating loss of $10.6 million for the same period of the prior fiscal year, as well as a net increase in working capital and non-cash expenses during the nine months ended July 31, 2008 of $0.6 million.
     Net cash used in investing activities was $1.7 million for the nine months ended July 31, 2008 as compared to $3.3 million used in investing activities during the same period of the prior fiscal year. The decrease in cash used in investing activities was primarily attributable to reduced capital purchases associated with the Company’s U.K. deployment of a new ERP system and furniture and fixtures associated with tradeshow and in-store assets.
     Net cash provided by financing activities increased by $2.7 million to $10.8 million for the nine months ended July 31, 2008 as compared to $8.1 million provided by financing activities during the same period of the prior fiscal year. The increase in cash provided in financing activities was primarily attributable to a net increase in borrowing on the line of credit of $7.0 million and $0.3 million in restricted cash held at Ashworth U.K. being released for use. This was offset by a net increase in payments on long-term debt of $3.0 million, a decrease in borrowings on long-term debt of $0.7 million and a decrease in proceeds from issuance of common stock, from the exercise of stock options, of $0.9 million.

     On January 11, 2008, the Company and its material domestic subsidiaries as co-borrowers entered into and consummated a new senior revolving credit facility (the “Credit Facility”) of up to $55.0 million (subject to borrowing base availability), including a $15.0 million sub-limit for letters of credit (letters of credit that will be 100% reserved against borrowing availability) with Bank of America, N.A. (“B of A”). Proceeds of $30.9 million under the Credit Facility were used by the Company on January 11, 2008 to payoff its then existing term loan, revolving credit facility, to cash collateralize all outstanding letters of credit with Union Bank of California, N.A., (“Union Bank”) and to pay related fees and expenses. The Credit Facility is anticipated to be used in the future by the Company to issue standby or commercial letters of credit and to finance ongoing working capital needs. The Credit Facility expires on January 11, 2012 and is collateralized by substantially all of the assets of the Company and its subsidiaries party thereto (excluding real estate and certain other assets).
     Loans under the Credit Facility bear interest at a rate based either on (i) B of A’s referenced base rate or (ii) LIBOR (as defined in the Credit Facility), subject in each case to performance pricing adjustments based on the Company’s fixed charge coverage ratio that range between LIBOR plus 1.25% and LIBOR plus 1.75%. Interest was set at LIBOR plus 1.25% for the first six months of the agreement and adjusts thereafter. At July 31, 2008, the interest rate applicable to borrowings under the Credit Facility’s base rate was 5.00% and 3.98% for balances using the LIBOR election. The Company also is required to pay customary fees under the Credit Facility. All interest and per annum fees are calculated on the basis of actual number of days elapsed in a year of 360 days.
     The consolidated borrowing base under the Credit Facility at any time equals the lesser of (i) $55.0 million, minus the amount of any outstanding letters of credit other than those that have not been cash collateralized and those that constitute charges owing to B of A, and (ii) the sum of (a) eighty-five percent (85%) of the value of eligible accounts receivable, provided, however that such percentage shall be reduced by 1.0% for each whole percentage point that the dilution percent exceeds 5.0%; plus (b) the least of (x) $45.0 million, (y) between 65% and 70% (seasonal advance rate) of the Company’s eligible inventory and eligible in-transit inventory, plus a percentage of slow moving inventory (set at 65% for the first year, and dropping to 0% by the fourth year) and (z) 85% of the appraised net orderly liquidation value of eligible inventory (including eligible in-transit inventory and eligible slow moving inventory); minus (c) certain reserves; minus (d) outstanding obligations under the loan facility provided by B of A to Ashworth U.K., Ltd., as described below. The consolidated borrowing base as of July 31, 2008 was $55.0 million; unused availability, as of July 31, 2008, was $3.0 million.
     The Credit Facility contains restrictive covenants limiting the ability of the Company and its subsidiaries to take certain actions, including covenants limiting the Company’s ability to incur or guarantee additional debt, incur liens, pay dividends, repurchase stock or make other distributions, sell assets, make loans and investments, prepay certain indebtedness, enter into consolidations or mergers, and enter into transactions with affiliates. The Credit Facility also limits the ability of the Company to agree to certain change of control transactions, because a “change of control” (as defined in the Credit Facility) is an event of default. The Credit Facility also contains customary representations and warranties, affirmative covenants, events of default, indemnities and other terms and conditions.
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
     The foregoing summary of the U.K. Loan Facility is qualified by reference to the Loan and Security Agreement dated as of February 9, 2008 attached as Exhibit 10(e) to the Company’s Form 10-Q filed with the SEC on March 11, 2008. Please see the Loan and Security Agreement for a more detailed description of the terms of the Credit Facility.
     The Company had $1.2 million of commercial letters of credit outstanding under the Credit Facility at July 31, 2008 as compared to $1.2 million outstanding on the Union Bank Credit Agreement at July 31, 2007. The Company had $34.9 million outstanding against the Credit Facility as of July 31, 2008 compared to $22.3 million outstanding at July 31, 2007 against the Union Bank revolving credit facility, and $4.5 million outstanding on the Union Bank term loan at July 31, 2007. The consolidated borrowing base as of July 31, 2008 was $55.0 million; unused availability, as of July 31, 2008, was $9.3 million.
     Consolidated net trade receivables were $32.5 million at July 31, 2008, a decrease of $2.1 million from the balance at October 31, 2007. Because the Company’s business is seasonal, the net receivables balance may be more meaningfully compared to the balance of $31.3 million at July 31, 2007, rather than the year-end balance. Compared to net trade receivables at July 31, 2007, net trade receivables increased by $1.2 million primarily due to a reduction in reserves for markdown allowances of $0.8 million and an increase in trade receivables of $0.4 million due to the timing of shipments during the three months ended July 31, 2008.
     Consolidated net inventories increased to $55.4 million at July 31, 2008 from $50.5 million at October 31, 2007, primarily due to the seasonal nature of the Company’s business and the Company’s inventory requirements to meet expected market demand in the Spring/Summer selling season. Compared to net inventories of $53.6 million at July 31, 2007, net inventories at July 31, 2008 increased 3.4% or $1.8 million. This increase was due primarily to the addition of the Sunice® brand.
     Consolidated current liabilities increased to $57.3 million at July 31, 2008 from $45.4 million at October 31, 2007. Compared to current liabilities of $45.0 million at July 31, 2007, current liabilities increased 27.3% primarily due to an increase in the Company’s line of credit payable of $15.3 million and an increase of other accrued liabilities of $1.5 million, partly offset by a $1.7 million reduction in the current portion of long-term debt, a $0.9 million reduction in accounts payable and a reduction in accrued salaries and commissions of $2.2 million.
     During the first nine months of fiscal 2008, the Company incurred capital expenditures of $1.6 million, primarily for computer systems, furniture and fixtures, and leasehold improvements. The Company anticipates capital spending of approximately $0.2 million during the remainder of fiscal 2008, primarily related to in-store fixtures and information systems improvements. Management currently intends to finance the purchase of additional capital equipment from the Company’s cash resources, but may use leases or equipment financing agreements if deemed appropriate.
     Common stock and capital in excess of par value increased by $0.3 million in the nine months ended July 31, 2008, due entirely to SFAS No. 123R compensation expense.

     Current trends in the Company’s liquidity indicate that, absent operational changes or additional funds from a financing or asset sale, the Company could face a liquidity shortfall in the first half of fiscal 2009. As a result, management and the Board of Directors are actively focused on operational and other initiatives to increase cash flow. While no assurances can be given that these initiatives will be successful, management believes that the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for the next 12 months.
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
Contractual Obligations
     We have summarized our significant financial contractual obligations as of October 31, 2007 in our Annual Report on Form 10-K for the year ended October 31, 2007, which was updated by our Quarterly Report on Form 10-Q for the quarter ended April 30, 2008. There have been no subsequent material changes to our contractual obligations, as disclosed in these filings.
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
     On February 15, 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s outstanding indebtedness as of July 31, 2008 includes a mortgage note, notes payable and capital lease obligations totaling $11.4 million, which approximates fair value based on current rates offered for debt with similar risks and maturities. These instruments bear interest at fixed rates ranging from 5.0% to 9.1%. The Company also had $34.9 million outstanding at July 31, 2008 on its Credit Facility with interest charged at the bank’s reference rate plus a pre-defined spread based on the Company’s fixed charge coverage ratio or average daily borrowing base availability (the “Applicable Rate”). At July 31, 2008, the Applicable Rate was 5.00%. The Credit Facility also provides for optional interest rates based on LIBOR for periods between one and six months. A hypothetical 10% increase in interest rates during the nine months ended July 31, 2008 would have resulted in a $218,000 increase in net loss. For details regarding the Company’s variable and fixed rate debt, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.
Foreign Currency Exchange Rate Risk
     The Company’s ability to sell its products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for the Company’s products or losses from currency exchange rates. From time to time the Company enters into short-term foreign exchange contracts with its bank to hedge against the impact of currency fluctuations between the U.S. dollar and the British pound and the U.S. dollar and the Canadian dollar. Additionally, from time to time the Company’s U.K. subsidiary enters into similar contracts with its bank to hedge against currency fluctuations between the British pound and the U.S. dollar and the British pound and other European currencies. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. Such contracts have maturity dates that do not normally exceed 12 months. The Company had no foreign currency related derivatives at July 31, 2008 or October 31, 2007. The Company continues to assess the benefits and risks of strategies to manage the risks presented by currency exchange rate fluctuations. There is no assurance that any strategy will be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company’s results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer ( the “CEO”) and the Chief Financial Officer (the “CFO”) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the CEO and the CFO, of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2008. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2008.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the three month period ending July 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company has in place a License Agreement, as amended to date (the “License Agreement”), with Callaway Golf Company (“Callaway”). Callaway has objected to the Company’s launch of a new golf-related technical outerwear line in connection with the Company’s acquisition of the Sun Ice® and Sunice® trademarks in January 2008. Callaway claims that this activity is a material breach of the License Agreement which entitles Callaway to terminate the License Agreement. The Company strongly denies that its activities with the Sun Ice line breach the License Agreement and has pointed to specific language in the License Agreement that permits the Company to market products under any trademarks owned by itself or its subsidiaries. The Company is engaged in binding arbitration proceedings to resolve the dispute and such proceedings are in a preliminary phase. The arbitration is currently scheduled for early November 2008. The Company has informed Callaway that any attempt to terminate the License Agreement in advance of an arbitral ruling in Callaway’s favor would, in the Company’s view, constitute wrongful termination, and Callaway has indicated that it will likely forego any termination at least until the arbitration is completed. The Company is evaluating whether it will seek damages or other relief against Callaway for any wrongful interference with the Company’s existing contract rights.

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
     The Company will need to improve cash flow from operations or through a financing or sale of assets to avoid a future liquidity shortfall. As discussed above under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity,” current trends in the Company’s liquidity indicate that, absent operational improvements or additional funds from a financing or asset sale, the Company could face a liquidity shortfall in the first half of fiscal 2009. While the Company is actively focused on operational and other initiatives to increase cash flow, no assurances can be given that these initiatives will be successful. The Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt will depend on a range of economic, competitive and business factors, many of which are outside its control. The Company’s business may not generate sufficient cash flow from operations to meet its debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If the Company is unable to meet its expenses, debt service and other obligations, it may need to refinance all or a portion of its indebtedness on or before maturity, sell assets or raise equity. The Company may not be able to refinance any of its indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause it to default on its obligations and impair its liquidity. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have a material adverse effect on its business, financial condition and results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS —
     The results of the stockholder votes at the May 29, 2008 Annual Meeting were previously disclosed in the Company’s Form 10-Q for the quarter ended April 30, 2008.
Item 6. EXHIBITS

3(a)	Certificate of Incorporation as filed March 19, 1987 with the Secretary of State of Delaware, Amendment to Certificate of Incorporation as filed August 3, 1987 and Amendment to Certificate of Incorporation as filed April 26, 1991 (filed as Exhibit 3(a) to the Company’s Registration Statement dated February 21, 1992 (File No. 33-45078) and incorporated herein by reference) and Amendment to Certificate of Incorporation as filed April 6, 1994 (filed as Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-14547) and incorporated herein by reference).

3(b)	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 23, 2000 (File No. 001-14547) and incorporated herein by reference).

4(a)	Specimen certificate for Common Stock, par value $.001 per share, of the Company (filed as Exhibit 4(a) to the Company’s Registration Statement dated November 4, 1987 (File No. 33-16714-D) and incorporated herein by reference).

4(b)	Specimen certificate for Options granted under the Amended and Restated Nonqualified Stock Option Plan dated March 12, 1992 (filed as Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(c)	Specimen certificate for Options granted under the Incentive Stock Option Plan dated June 15, 1993 (filed as Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended October 31, 1993 (File No. 001-14547) and incorporated herein by reference).

4(d)	Rights Agreement dated as of October 6, 1998 and amended on February 22, 2000 by and between Ashworth, Inc. and American Securities Transfer & Trust, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 14, 2000 (File No. 001-14547) and incorporated herein by reference).

4(e)	Amendment No. 1 effective as of July 3, 2007 to the Rights Agreement dated as of February 22, 2000 by and between Ashworth, Inc. and Computershare Trust Company, N. A., as successor Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed on July 3. 2007 (File No. 001-14547) and incorporated herein by reference).

10(a)	Amendment to License Agreement, effective March 29, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.1 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference.

10(a)(2)	Amendment to License Agreement, effective December 3, 2007, by and between Ashworth, Inc. and Callaway Golf Company (filed as Exhibit 99.2 to the Company’s Form 8-K on December 7, 2007 (File No. 001-14547) and incorporated herein by reference.

10(b)	Amendment to the Company’s Code of Business Conduct and Ethics effective December 12, 2007 (filed as Exhibit 14.1 to the Company’s Form 8-K on December 14, 2007 (File No. 001-14547) and incorporated herein by reference).

10(c)	Consulting agreement between Fletcher Leisure Group Ltd. and the Company, effective January 11, 2008 (filed as Exhibit 10(ap) to the Company’s Form 10-K on January 14, 2008 (File No. 001-14547) and incorporated herein by reference).

10(d)	Loan agreement, effective January 11, 2008 by and between the Company and Bank of America, N. A. (filed as Exhibit 10(aq) to the Company’s Form 10-K on January 14, 2008 (File No. 001-14547) and incorporated herein by reference.

10(e)	Loan agreement, effective February 29, 2008 by and between Ashworth U.K. and Bank of America, N.A. (filed as Exhibit 10(e) to the Company’s Form 10-Q on March 11, 2008 (File No. 001-14547) and incorporated herein by reference).

10(f)	Compensation agreement dated August 6, 2008 between Ashworth, Inc., a Delaware corporation, and Michael S. Koeneke.

10(g)	Compensation agreement dated August 6, 2008 between Ashworth, Inc., a Delaware corporation, and David M. Meyer.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHWORTH, INC
Date: September 9, 2008	By:	/s/ Allan H. Fletcher
Allan H. Fletcher
Chief Executive Officer

Date: September 9, 2008	By:	/s/ Greg W. Slack
Greg W. Slack
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10(f)	Compensation agreement dated August 6, 2008 between Ashworth, Inc., a Delaware corporation, and Michael S. Koeneke.

10(g)	Compensation agreement dated August 6, 2008 between Ashworth, Inc., a Delaware corporation, and David M. Meyer.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Allan H. Fletcher.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Greg W. Slack.